Form 10-Q
period 2013-09-30
FORD MOTOR CREDIT CO LLC
filed 2013-10-31
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

or

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

(313) 322-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Exhibit Index begins on page 55

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
For the Periods Ended September 30, 2013 and 2012
(in millions)

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(unaudited)
Financing revenue
Operating leases	$1,089	$872	$2,994	$2,478
Retail	701	741	2,079	2,251
Wholesale	342	306	1,071	1,027
Other	43	41	125	118
Total financing revenue	2,175	1,960	6,269	5,874
Depreciation on vehicles subject to operating leases	(830)	(640)	(2,197)	(1,808)
Interest expense	(691)	(741)	(2,056)	(2,318)
Net financing margin	654	579	2,016	1,748
Other revenue
Insurance premiums earned	28	24	87	75
Other income, net (Note 11)	81	85	204	207
Total financing margin and other revenue	763	688	2,307	2,030
Expenses
Operating expenses	289	240	779	731
Provision for credit losses (Note 4)	32	42	81	(33)
Insurance expenses	15	13	59	49
Total expenses	336	295	919	747
Income before income taxes	427	393	1,388	1,283
Provision for income taxes (Note 1)	155	38	477	337
Net income	$272	$355	$911	$946

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended September 30, 2013 and 2012
(in millions)

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(unaudited)
Net income	$272	$355	$911	$946
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	176	185	(62)	141
Total other comprehensive income/(loss), net of tax	176	185	(62)	141
Comprehensive income	$448	$540	$849	$1,087

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and cash equivalents	$9,045	$9,189
Marketable securities	2,405	2,106
Finance receivables, net (Note 2)	78,726	75,063
Net investment in operating leases (Note 3)	18,802	14,701
Notes and accounts receivable from affiliated companies	975	1,173
Derivative financial instruments (Note 7)	865	1,256
Other assets (Note 8)	2,470	2,256
Total assets	$113,288	$105,744

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,421	$1,072
Affiliated companies	511	234
Total accounts payable	1,932	1,306
Debt (Note 9)	94,483	89,258
Deferred income taxes	1,712	1,669
Derivative financial instruments (Note 7)	555	400
Other liabilities and deferred income (Note 8)	4,157	3,458
Total liabilities	102,839	96,091

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,217	5,274
Accumulated other comprehensive income (Note 10)	741	743
Retained earnings	4,491	3,636
Total shareholder’s interest	10,449	9,653
Total liabilities and shareholder’s interest	$113,288	$105,744

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and cash equivalents	$2,705	$2,877
Finance receivables, net	43,106	47,190
Net investment in operating leases	6,963	6,308
Derivative financial instruments	4	4

LIABILITIES
Debt	$38,537	$40,245
Derivative financial instruments	76	134

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
For the Periods Ended September 30, 2013 and 2012
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income (Note 10)	Retained Earnings	Total
Balance at December 31, 2012	$5,274	$743	$3,636	$9,653
Net income	—	—	911	911
Other changes to shareholder’s interest	3	—	—	3
Other comprehensive income/(loss), net of tax	(60)	(2)	—	(62)
Distributions	—	—	(56)	(56)
Balance at September 30, 2013	$5,217	$741	$4,491	$10,449

Balance at December 31, 2011	$5,274	$600	$3,022	$8,896
Net income	—	—	946	946
Other changes to shareholder’s interest	—	—	—	—
Other comprehensive income/(loss), net of tax	—	141	—	141
Distributions	—	—	(600)	(600)
Balance at September 30, 2012	$5,274	$741	$3,368	$9,383

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2013 and 2012
(in millions)

	First Nine Months
	2013	2012
	(unaudited)
Cash flows from operating activities
Net income	$911	$946
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	81	(33)
Depreciation and amortization	2,865	2,450
Amortization of upfront interest supplements	(1,355)	(1,349)
Net change in deferred income taxes	67	272
Net change in other assets	447	696
Net change in other liabilities	2,199	760
All other operating activities	(219)	(318)
Net cash provided by/(used in) operating activities	4,996	3,424
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(24,797)	(21,405)
Collections of finance receivables (other than wholesale)	22,021	20,672
Purchases of operating lease vehicles	(9,517)	(7,210)
Liquidations of operating lease vehicles	3,035	2,530
Net change in wholesale receivables	(1,370)	1,549
Net change in notes receivable from affiliated companies	18	137
Purchases of marketable securities	(25,143)	(16,066)
Proceeds from sales and maturities of marketable securities	24,818	15,786
Settlements of derivatives	25	(46)
All other investing activities	(11)	(126)
Net cash provided by/(used in) investing activities	(10,921)	(4,179)
Cash flows from financing activities
Proceeds from issuances of long-term debt	26,770	23,770
Principal payments on long-term debt	(18,188)	(22,230)
Change in short-term debt, net	(2,717)	(2,014)
Cash distributions to parent	(56)	(600)
All other financing activities	(10)	146
Net cash provided by/(used in) financing activities	5,799	(928)
Effect of exchange rate changes on cash and cash equivalents	(18)	29

Net increase/(decrease) in cash and cash equivalents	$(144)	$(1,654)

Cash and cash equivalents at January 1	$9,189	$8,713
Net increase/(decrease) in cash and cash equivalents	(144)	(1,654)
Cash and cash equivalents at September 30	$9,045	$7,059

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Revenue Recognition

We receive interest supplements and other support payments on certain financing and leasing transactions under agreements with Ford and other affiliates. The income is recognized in a manner that is consistent with revenue recognition on the underlying financing contract over the periods that the related finance receivables and leases are outstanding, and is recorded in Total financing revenue on our income statement. Interest supplements and other supports costs earned under these agreements were $601 million and $589 million for the third quarter of 2013 and 2012, respectively, and $1.8 billion for the first nine months of 2013 and 2012.

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or extraordinary items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act reinstated U.S. tax deferral of certain foreign source income, retroactive to January 1, 2012. As a result, the tax provision for the nine months ended September 30, 2013 reflects a $64 million tax benefit related to the retroactive provisions of the Act.

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
Comprehensive Income - Reporting of Reclassification Adjustments. During 2012, we early adopted the new accounting standard that requires us to disclose significant amounts reclassified out of each component of Accumulated other comprehensive income (“AOCI”) and the affected income statement line item only if the item reclassified is required to be reclassified to net income in its entirety. We did not reclassify any amounts out of AOCI to net income during the first nine months of 2013 or 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

Derivatives and Hedging - Inclusion of the Fed Funds Effective Swap Rate (“OIS rate”) as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, we adopted the new accounting standard that permits the use of the OIS rate as an acceptable U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The adoption of this accounting standard did not impact our consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard is effective as of January 1, 2014 and is consistent with our present practice.

Foreign Currency Matters - Parent’s Accounting for Cumulative Translation Adjustment. In March 2013, the FASB issued a new accounting standard that clarifies the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is effective as of January 1, 2014 and is consistent with our present practice.

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued a new accounting standard that provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. The new accounting standard is effective as of January 1, 2014 and we do not expect the standard to have a material impact on our consolidated financial statements or financial statement disclosures.

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

Non-Consumer Segment. Receivables in this portfolio segment include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•
Dealer financing – wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, and loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and other dealer program financing. Wholesale is approximately 94% of our dealer financing.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	September 30, 2013			December 31, 2012
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross (a)	$40,476	$10,327	$50,803	$39,504	$8,964	$48,468
Less: Unearned interest supplements (b)	(1,231)	(251)	(1,482)	(1,264)	(222)	(1,486)
Consumer finance receivables	$39,245	$10,076	$49,321	$38,240	$8,742	$46,982

Non-Consumer
Dealer financing (a)(c)	$20,395	$8,065	$28,460	$19,494	$7,496	$26,990
Other	920	374	1,294	1,072	404	1,476
Non-Consumer finance receivables	21,315	8,439	29,754	20,566	7,900	28,466
Total recorded investment (d)	$60,560	$18,515	$79,075	$58,806	$16,642	$75,448

Recorded investment in finance receivables (d)	$60,560	$18,515	$79,075	$58,806	$16,642	$75,448
Less: Allowance for credit losses (e)	(275)	(74)	(349)	(309)	(76)	(385)
Finance receivables, net	$60,285	$18,441	$78,726	$58,497	$16,566	$75,063

Net finance receivables subject to fair value (f)			$77,093			$74,171
Fair value			78,632			76,171
__________

(a)
At September 30, 2013 and December 31, 2012, includes North America consumer receivables of $21.0 billion and $23.0 billion and non-consumer receivables of $17.1 billion and $17.1 billion, respectively, and International consumer receivables of $4.9 billion and $6.3 billion and non-consumer receivables of $5.0 billion and $4.5 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

(b)	Ford-sponsored special-rate financing attributable to retail financing.

(c)
At September 30, 2013 and December 31, 2012, includes $54 million and $50 million, respectively, of North America wholesale receivables and $15 million and $15 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At September 30, 2013 and December 31, 2012, includes $485 million and $346 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(d)	At September 30, 2013 and December 31, 2012, excludes $176 million and $183 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

(e)	See Note 4 for additional information related to our allowance for credit losses.

(f)
At September 30, 2013 and December 31, 2012, excludes $1.6 billion and $892 million, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 12 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging

For all classes of finance receivables, we define “past due” as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The recorded investment of consumer accounts greater than 90 days past due and still accruing interest was $15 million and $13 million at September 30, 2013 and December 31, 2012, respectively. The recorded investment of non-consumer accounts greater than 90 days past due and still accruing interest was $5 million at September 30, 2013 and December 31, 2012.

The aging analysis of our finance receivables balances was as follows (in millions):

	September 30, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Consumer
31-60 Days past due	$631	$38	$669	$783	$46	$829
61-90 Days past due	76	17	93	97	17	114
91-120 Days past due	20	9	29	21	9	30
Greater than 120 days past due	36	27	63	52	29	81
Total past due	763	91	854	953	101	1,054
Current	38,482	9,985	48,467	37,287	8,641	45,928
Consumer finance receivables	$39,245	$10,076	$49,321	$38,240	$8,742	$46,982

Non-Consumer
Total past due	$28	$39	$67	$29	$11	$40
Current	21,287	8,400	29,687	20,537	7,889	28,426
Non-Consumer finance receivables	21,315	8,439	29,754	20,566	7,900	28,466
Total recorded investment	$60,560	$18,515	$79,075	$58,806	$16,642	$75,448

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

Subsequent to origination, we review the credit quality of our retail financing receivables based on customer payment activity. As each customer develops a payment history, we use an internally-developed behavioral scoring model to assist in determining the best collection strategies which allows us to focus collection activity on higher-risk accounts. These models are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Non-Consumer. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is required when the dealer has sold the vehicle. Each non-consumer lending request is evaluated by taking into consideration the borrower’s financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that we consider most significant in predicting a dealer’s ability to meet its financial obligations. We also consider numerous other financial and qualitative factors of the dealer’s operations including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors. A dealer’s risk rating does not reflect any guarantees or a dealer owner’s net worth.

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

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends on the dealer’s risk rating. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant in North America and at least annually internationally, and audits of higher risk dealers are conducted with increased frequency based on risk ratings worldwide. We perform a credit review of each dealer at least annually and adjust the dealer’s risk rating, if necessary.

The credit quality of non-consumer receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	September 30, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Dealer financing
Group I	$17,075	$5,370	$22,445	$16,591	$4,822	$21,413
Group II	2,970	2,059	5,029	2,608	1,390	3,998
Group III	349	603	952	277	1,277	1,554
Group IV	1	33	34	18	7	25
Total recorded investment	$20,395	$8,065	$28,460	$19,494	$7,496	$26,990

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at September 30, 2013 and December 31, 2012 was $424 million, or 0.9% of consumer receivables, and $422 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at September 30, 2013 and December 31, 2012 was $58 million, or 0.2% of non-consumer receivables, and $47 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $249 million, or 0.5% of our consumer receivables, at September 30, 2013, and $304 million, or 0.6% of our consumer receivables, at December 31, 2012. The recorded investment of non-consumer receivables in non-accrual status was $34 million, or 0.1% of our non-consumer receivables, at September 30, 2013, and $29 million, or 0.1% of our non-consumer receivables, at December 31, 2012.

Troubled Debt Restructurings

A restructuring of debt constitutes a TDR if we grant a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer contracts that have a modified interest rate that is below the market rate and those modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer loans that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our loans. If a contract is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $171 million, or 0.3%, and $185 million, or 0.4%, of our consumer receivables, during the periods ended September 30, 2013 and 2012, respectively. The annualized subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer contracts was 6.0% and 5.7% of TDRs at September 30, 2013 and 2012, respectively. There were no non-consumer loans involved in TDRs during the period ended September 30, 2013 and the outstanding recorded investment of non-consumer loans involved in TDRs was de minimis during the period ended September 30, 2012.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the loan’s original effective interest rate, or for loans where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $22 million and $18 million at September 30, 2013 and 2012, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis at September 30, 2013 and 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consist primarily of lease contracts for vehicles with retail customers, daily rental companies, government entities, and fleet customers with terms of 60 months or less.

Net investment in operating leases were as follows (in millions):

	September 30, 2013	December 31, 2012
Vehicles, at cost, including initial direct costs	$22,336	$17,510
Less: Accumulated depreciation	(3,515)	(2,786)
Net investment in operating leases before allowance for credit losses (a)	18,821	14,724
Less: Allowance for credit losses	(19)	(23)
Net investment in operating leases	$18,802	$14,701
__________

(a)
At September 30, 2013 and December 31, 2012, includes net investment in operating leases of $7.0 billion and $6.3 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended September 30 (in millions):

	Third Quarter 2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$322	$31	$353	$23	$376
Charge-offs	(73)	(3)	(76)	(17)	(93)
Recoveries	34	1	35	11	46
Provision for credit losses	32	(1)	31	1	32
Other (a)	5	1	6	1	7
Ending balance	$320	$29	$349	$19	$368

	First Nine Months 2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$356	$29	$385	$23	$408
Charge-offs	(213)	(13)	(226)	(47)	(273)
Recoveries	110	4	114	35	149
Provision for credit losses	65	8	73	8	81
Other (a)	2	1	3	—	3
Ending balance	$320	$29	$349	$19	$368

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$298	$27	$325	$19	$344
Specific impairment allowance	22	2	24	—	24
Ending balance	$320	$29	$349	$19	$368

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$48,897	$29,696	$78,593	$18,821
Specifically evaluated for impairment	424	58	482	—
Recorded investment (b)	$49,321	$29,754	$79,075	$18,821

Ending balance, net of allowance for credit losses	$49,001	$29,725	$78,726	$18,802
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

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

The finance receivables sold for legal purposes and net investment in operating leases included in securitization transactions are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. They are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. The debt is the obligation of our consolidated securitization entities and not the obligation of Ford Credit or our other subsidiaries.

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	September 30, 2013
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$1.9	$22.1	$0.1	$22.0	$19.6
Wholesale	0.4	21.1	—	21.1	14.3
Finance receivables	2.3	43.2	0.1	43.1	33.9
Net investment in operating leases	0.4	7.0	—	7.0	4.6
Total VIE	$2.7	$50.2	$0.1	$50.1	$38.5

Non-VIE
Retail (c)	$0.2	$3.8	$—	$3.8	$3.5
Wholesale	—	1.0	—	1.0	0.8
Finance receivables	0.2	4.8	—	4.8	4.3
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$4.8	$—	$4.8	$4.3

Total securitization transactions
Retail (c)	$2.1	$25.9	$0.1	$25.8	$23.1
Wholesale	0.4	22.1	—	22.1	15.1
Finance receivables	2.5	48.0	0.1	47.9	38.2
Net investment in operating leases	0.4	7.0	—	7.0	4.6
Total securitization transactions	$2.9	$55.0	$0.1	$54.9	$42.8
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2012
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.2	$26.9	$0.2	$26.7	$23.2
Wholesale	0.3	20.5	—	20.5	12.8
Finance receivables	2.5	47.4	0.2	47.2	36.0
Net investment in operating leases	0.4	6.3	—	6.3	4.2
Total VIE	$2.9	$53.7	$0.2	$53.5	$40.2

Non-VIE
Retail (c)	$0.1	$2.4	$—	$2.4	$2.2
Wholesale	—	1.1	—	1.1	1.0
Finance receivables	0.1	3.5	—	3.5	3.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.1	$3.5	$—	$3.5	$3.2

Total securitization transactions
Retail (c)	$2.3	$29.3	$0.2	$29.1	$25.4
Wholesale	0.3	21.6	—	21.6	13.8
Finance receivables	2.6	50.9	0.2	50.7	39.2
Net investment in operating leases	0.4	6.3	—	6.3	4.2
Total securitization transactions	$3.0	$57.2	$0.2	$57.0	$43.4
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Interest expense related to securitization debt for the periods ended September 30 was as follows (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
VIE	$138	$171	$434	$599
Non-VIE	19	23	54	73
Total securitization transactions	$157	$194	$488	$672

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

	September 30, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$4	$76	$4	$134
Derivatives related to the VIEs	30	28	74	63
Other securitization related derivatives	4	11	11	22
Total exposures related to securitization	$38	$115	$89	$219

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the periods ended September 30 was as follows (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
VIEs	$73	$58	$(20)	$209
Related to the VIEs	(2)	8	8	(7)
Other securitization related derivatives	7	4	6	16
Total derivative expense/(income) related to securitization	$78	$70	$(6)	$218

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

VIEs of Which We Are the Primary Beneficiary

We use special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are backed by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and rights to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

As residual interest holder, we are exposed to the underlying residual and credit risk of the collateral and are exposed to interest rate risk in some transactions. The amount of risk absorbed by our residual interests generally is represented by and limited to the amount of overcollateralization of the assets securing the debt and any cash reserves.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. VARIABLE INTEREST ENTITIES (Continued)

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except when representations and warranties about the eligibility of the securitized assets are breached, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to us or our other assets and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions. In certain instances, we have entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty. In other instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through its derivative transactions with the VIEs.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at September 30, 2013 and December 31, 2012, and ranged from $0 to $84 million during the first nine months of 2013. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 12 for additional information regarding derivatives.

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $69 million and $71 million at September 30, 2013 and December 31, 2012, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into various derivative contracts:

•	Interest rate contracts including swaps, caps, and floors that are used to manage the effects of interest rate fluctuations;

•	Foreign currency exchange contracts that are used to manage foreign exchange exposure; and

•	Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign-denominated debt.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$63	$44	$186	$126
Ineffectiveness (a)	(3)	6	(33)	8
Total	$60	$50	$153	$134

Derivatives not designated as hedging instruments
Interest rate contracts	$(18)	$(13)	$(20)	$(27)
Foreign currency exchange contracts (b)	(55)	(10)	28	(67)
Cross-currency interest rate swap contracts (b)	(131)	(61)	(37)	(109)
Other (c)	—	—	—	(81)
Total	$(204)	$(84)	$(29)	$(284)
__________

(a)
For the third quarter of 2013 and 2012, hedge ineffectiveness reflects change in fair value on derivatives of $67 million gain and $118 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $70 million loss and $112 million loss, respectively. For the first nine months of 2013 and 2012, hedge ineffectiveness reflects change in fair value on derivatives of $501 million loss and $276 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $468 million gain and $268 million loss, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were mostly offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)	Reflects gains/(losses) for derivative features included in the Ford Upgrade Exchange Linked (“FUEL”) notes (see Note 12).

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	September 30, 2013			December 31, 2012
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$19,334	$467	$172	$16,754	$787	$8

Derivatives not designated as hedging instruments
Interest rate contracts	67,768	386	147	68,622	460	248
Foreign currency exchange contracts (a)	2,942	12	65	1,987	9	27
Cross-currency interest rate swap contracts	3,252	—	171	3,006	—	117
Total derivatives not designated as hedging instruments	73,962	398	383	73,615	469	392
Total derivative financial instruments	$93,296	$865	$555	$90,369	$1,256	$400
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

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

Counterparty Risk

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at September 30, 2013 was $865 million, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	September 30, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$865	$555	$1,256	$400
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(353)	(353)	(225)	(225)
Net amount	$512	$202	$1,031	$175

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency derivative contracts. As of September 30, 2013 and December 31, 2012, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) increased our derivative assets by $4 million and decreased our derivative assets by $14 million at September 30, 2013 and December 31, 2012, respectively. Our adjustment for non-performance risk decreased our derivative liabilities by $20 million and $5 million at September 30, 2013 and December 31, 2012, respectively. See Note 12 for additional information regarding valuation methodologies.

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

Other assets were as follows (in millions):

	September 30, 2013	December 31, 2012
Accrued interest and other non-finance receivables	$992	$719
Collateral held for resale, at net realizable value	260	332
Restricted cash (a)	162	148
Deferred charges	252	261
Deferred charges – income taxes	167	184
Prepaid reinsurance premiums and other reinsurance receivables	331	288
Investment in non-consolidated affiliates	126	140
Property and equipment, net of accumulated depreciation (b)	119	125
Other	61	59
Total other assets	$2,470	$2,256
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $342 million and $331 million at September 30, 2013 and December 31, 2012, respectively.

Other liabilities and deferred income were as follows (in millions):

	September 30, 2013	December 31, 2012
Interest payable	$699	$706
Deferred interest supplements and residual support payments on net investment in operating leases	1,454	1,147
Income taxes payable to Ford and affiliated companies	843	549
Unrecognized tax benefits	161	462
Unearned insurance premiums	341	299
Other	659	295
Total other liabilities and deferred income	$4,157	$3,458

In the first nine months of 2013 and in the year ended December 31, 2012, we paid $288 million and $99 million, respectively, to Ford in accordance with our intercompany tax sharing agreement which were reflected in Other liabilities and deferred income. The payment in the first nine months of 2013 reduced the liability for unrecognized tax benefits reflecting the settlement of tax deficiencies related to the 2008 and 2009 tax years.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2013	2012	2013	2012	September 30, 2013	December 31, 2012
Short-term debt
Asset-backed commercial paper	0.3%	0.4%			$4,036	$5,752
Floating rate demand notes	1.1%	1.1%			5,352	4,890
Other asset-backed short-term debt	0.7%	1.1%			1,320	3,616
Commercial paper	1.0%	1.2%			2,067	1,686
Other short-term debt	5.0%	4.7%			1,896	1,434
Total short-term debt	1.3%	1.1%	1.4%	1.1%	14,671	17,378
Long-term debt
Senior indebtedness
Notes payable within one year					5,749	5,557
Notes payable after one year					36,401	31,656
Asset-backed debt
Notes payable within one year					16,714	13,788
Notes payable after one year					20,792	20,216
Unamortized discount					(103)	(128)
Fair value adjustments					259	791
Total long-term debt	3.3%	3.8%	3.5%	4.1%	79,812	71,880
Total debt	3.0%	3.3%	3.1%	3.5%	$94,483	$89,258

Fair value					$97,492	$92,799

With the exception of commercial paper, which is issued at a discount, the average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees. Fair value adjustments relate to designated fair value hedges of unsecured debt.

The fair value of debt reflects interest accrued but not yet paid of $699 million and $708 million at September 30, 2013 and December 31, 2012, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt also includes $9.3 billion and $8.0 billion of short-term debt at September 30, 2013 and December 31, 2012, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 12 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	September 30, 2013	December 31, 2012
Other short-term debt	$25	$28
Notes payable within one year	6	4
Notes payable after one year	308	340
Total debt with affiliated companies	$339	$372

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

In the third quarter and first nine months of 2013, through market transactions, we called an aggregate principal amount of $0 and $163 million, respectively, (of which none were maturing in 2013) of our unsecured debt. As a result, in the third quarter and first nine months of 2013, we recorded a $0 and $1 million pre-tax loss, respectively, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during the third quarter and first nine months of 2013.

In the third quarter and first nine months of 2012, through market transactions, we called an aggregate principal amount of $267 million (of which none were maturing in 2012) and repurchased and called $482 million, respectively, of our unsecured and asset-backed debt. As a result, in the third quarter and first nine months of 2012, we recorded a pre-tax loss of $3 million and $12 million, respectively, net of unamortized premiums, discounts, and fees in Other income, net.

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At September 30, 2013, maturities were as follows (in millions):

	2013 (a)	2014 (b)	2015	2016	2017	Thereafter (c)	Total
Unsecured debt	$10,449	$5,912	$9,271	$8,212	$6,219	$11,402	$51,465
Asset-backed debt	7,398	17,146	9,333	6,266	2,028	691	42,862
Total	17,847	23,058	18,604	14,478	8,247	12,093	94,327
Unamortized discount							(103)
Fair value adjustments							259
Total debt							$94,483
__________

(a)	Includes $12,086 million for short-term and $5,761 million for long-term debt.

(b)	Includes $2,585 million for short-term and $20,473 million for long-term debt.

(c)	Includes $11,393 million of unsecured debt maturing between 2018 and 2023 with the remaining balance maturing after 2031.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the accumulated balance of AOCI for the periods ended September 30 were as follows (in millions):

	First Nine Months
	2013	2012
Foreign currency translation
Beginning balance	$743	$600
Net gain/(loss) on foreign currency translation	(62)	141
Reclassifications from shareholder’s interest (a)	60	—
Other comprehensive income/(loss), net of tax	(2)	141
Ending balance	$741	$741

Total AOCI ending balance at September 30	$741	$741
__________
(a) See Note 13 for additional information regarding the reclassification.

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Gains/(Losses) on extinguishment of debt	$—	$(3)	$(1)	$(12)
Gains/(Losses) on derivatives (a)	(207)	(78)	(62)	(276)
Currency revaluation gains/(losses) (a)	188	76	17	164
Interest and investment income	18	21	38	71
Insurance fee income	16	12	46	41
Other	66	57	166	219
Total other income, net	$81	$85	$204	$207
__________

(a)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Note 7 for detail by derivative instrument and risk type.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented in our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment.

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

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including: quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors. In certain cases, when market data are not available, we may use broker quotes to determine fair value.

An annual review is performed on the security prices received from our pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. We also compare the price of certain securities sold close to the quarter end to the price of the same security at the balance sheet date to ensure the reported fair value is reasonable.

We have entered into repurchase agreements with certain counterparties where we are the transferee. These agreements allow us to offset our entire gross exposure in the event of default or breach of contract.  The gross value of these assets and liabilities on our balance sheet at September 30, 2013 and December 31, 2012 was $201 million and $25 million, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

Our two FUEL securitization transactions had derivative features which included a mandatory exchange to our unsecured notes when our senior unsecured debt received two investment grade credit ratings among Fitch, Moody’s, and S&P, and a make-whole provision. We estimated the fair value of these features by comparing the fair value of the FUEL notes to the value of a hypothetical debt instrument without these features.

In the second quarter of 2012, we received two investment grade credit ratings thereby triggering the mandatory exchange feature and the FUEL derivatives were extinguished.

Finance Receivables. We measure finance receivables at fair value for purposes of disclosure (see Note 2) using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding credit losses, pre-payment speed, and applicable spreads to approximate current rates. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

The fair value of collateral for retail receivables is calculated based on the number of contracts multiplied by the loss severity and the probability of default (“POD”) percentage, or the outstanding receivable balances multiplied by the average recovery value (“ARV”) percentage to determine the fair value adjustment.

The nonrecurring fair value measurements for dealer loans are based on an assessment of the estimated fair value of collateral. The assessment is performed by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker’s opinion of value, and purchase offers. The fair value adjustment is determined by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

Debt. We measure debt at fair value for purposes of disclosure (see Note 9) using quoted prices for our own debt with approximately the same remaining maturities, where possible. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents - financial instruments
U.S. government	$—	$—	$—	$200	$—	$200
U.S. government-sponsored enterprises	—	—	—	—	20	20
Corporate debt	—	—	—	—	1	1
Non-U.S. government	—	66	66	—	103	103
Total cash equivalents - financial instruments (a)	—	66	66	200	124	324
Marketable securities
U.S. government	611	—	611	620	—	620
U.S. government-sponsored enterprises	—	457	457	—	12	12
Non-U.S. government agencies	—	4	4	—	95	95
Corporate debt	—	1,228	1,228	—	1,155	1,155
Mortgage-backed and other asset-backed	—	46	46	—	67	67
Non-U.S. government	—	59	59	—	142	142
Other liquid investments (b)	—	—	—	—	15	15
Total marketable securities	611	1,794	2,405	620	1,486	2,106
Derivative financial instruments
Interest rate contracts	—	853	853	—	1,247	1,247
Foreign currency exchange contracts	—	12	12	—	9	9
Cross-currency interest rate swap contracts	—	—	—	—	—	—
Total derivative financial instruments	—	865	865	—	1,256	1,256
Total assets at fair value	$611	$2,725	$3,336	$820	$2,866	$3,686

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$319	$319	$—	$256	$256
Foreign currency exchange contracts	—	65	65	—	27	27
Cross-currency interest rate swap contracts	—	171	171	—	117	117
Total derivative financial instruments	—	555	555	—	400	400
Total liabilities at fair value	$—	$555	$555	$—	$400	$400
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $4.5 billion and $6.3 billion at September 30, 2013 and December 31, 2012, respectively. In addition to these cash equivalents, we also had cash on hand totaling $4.5 billion and $2.6 billion at September 30, 2013 and December 31, 2012, respectively.

(b)	Includes certificates of deposit and time deposits subject to changes in value.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

We did not have any Level 3 items measured at fair value for the periods ended September 30, 2013. The following table summarizes Level 3 changes for the derivative features included in the FUEL notes which were measured at fair value and reported on our balance sheet for the periods ended September 30, 2012 (in millions):

	Third Quarter	First Nine Months
	2012	2012
Beginning balance	$—	$137
Realized/unrealized gains/(losses) (a)	—	(81)
Settlements (b)	—	(56)
Ending balance	$—	$—

Unrealized gains/(losses) on instruments still held	$—	$—
__________
(a) Reported in Other income, net.
(b) Reflects exchange of the FUEL notes to unsecured notes.

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis, all of which are Level 3 (in millions):

	September 30, 2013	December 31, 2012
North America
Retail receivables	$36	$52
Dealer loans	—	2
Total North America	$36	$54

International
Retail receivables	$23	$26

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our income statement for the periods ended September 30, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	Third Quarter		First Nine Months
	2013	2012	2013	2012
North America
Retail receivables	$(6)	$(6)	$(17)	$(14)
Dealer loans	—	—	—	—
Total North America	$(6)	$(6)	$(17)	$(14)

International
Retail receivables	$(2)	$(6)	$(7)	$(11)
Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Provision for credit losses.

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies (in millions):

			September 30, 2013		December 31, 2012
	Valuation Technique	Unobservable Input	Fair Value	Fair Value Range	Fair Value	Fair Value Range
Nonrecurring basis
Retail receivables
North America	Income Approach	POD percentage	$36	$23 - $36	$52	$38 - $52
International	Income Approach	ARV percentage	$23	$23 - $24	$26	$25 - $27
Dealer loans	Income Approach	Estimated fair value	$—	$—	$2	$1 - $3

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. ACQUISITIONS AND OTHER ACTIONS

During April and August 2013, an affiliated company owned by Ford executed agreements to sell Volvo-related retail financing receivables of its German branch to a third-party financing company. In July 2013, FCE Bank plc (“FCE”) acquired the net residual assets of the affiliated company’s Swiss branch through the purchase of a newly created Swiss subsidiary. The net residual assets of the Swiss branch consisted primarily of $713 million of retail and dealer financing receivables in Switzerland. The Swiss assets were purchased at book value. All servicing obligations for the Swiss retail and dealer financing receivables transferred to FCE upon acquisition. In conjunction with this transaction, we recorded an increase of $60 million in Accumulated other comprehensive income (foreign currency translation), which resulted in a corresponding decrease in Shareholder’s interest.

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

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
Third Quarter 2013
Total revenue (a)	$1,829	$477	$(22)	$—	$(22)	$2,284
Income before income taxes	358	91	(22)	—	(22)	427
Other disclosures
Depreciation on vehicles subject to operating leases	739	91	—	—	—	830
Interest expense	536	155	—	—	—	691
Provision for credit losses	31	1	—	—	—	32

Third Quarter 2012
Total revenue (a)	$1,636	$437	$(4)	$—	$(4)	$2,069
Income before income taxes	334	63	(4)	—	(4)	393
Other disclosures
Depreciation on vehicles subject to operating leases	550	90	—	—	—	640
Interest expense	551	190	—	—	—	741
Provision for credit losses	41	1	—	—	—	42
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
First Nine Months 2013
Total revenue (a)	$5,271	$1,327	$(38)	$—	$(38)	$6,560
Income before income taxes	1,156	270	(38)	—	(38)	1,388
Other disclosures
Depreciation on vehicles subject to operating leases	1,981	216	—	—	—	2,197
Interest expense	1,576	480	—	—	—	2,056
Provision for credit losses	57	24	—	—	—	81
Net finance receivables and net investment in operating leases	79,914	19,096	—	(1,482)	(1,482)	97,528
Total assets	91,099	23,671	—	(1,482)	(1,482)	113,288

First Nine Months 2012
Total revenue (a)(b)	$4,885	$1,370	$(99)	$—	$(99)	$6,156
Income before income taxes (b)	1,173	202	(92)	—	(92)	1,283
Other disclosures
Depreciation on vehicles subject to operating leases	1,547	261	—	—	—	1,808
Interest expense	1,704	622	(8)	—	(8)	2,318
Provision for credit losses	(33)	—	—	—	—	(33)
Net finance receivables and net investment in operating leases (b)	70,335	16,688	—	(1,557)	(1,557)	85,466
Total assets (b)	81,521	21,363	—	(1,557)	(1,557)	101,327
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

Guarantees and Indemnifications

The carrying value of recorded liabilities related to guarantees was de minimis at September 30, 2013 and December 31, 2012. The following guarantees and indemnifications were issued and outstanding at September 30, 2013 and December 31, 2012:

Guarantees of Certain Obligations of Unconsolidated and Other Affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $79 million and $78 million at September 30, 2013 and December 31, 2012, respectively. Of these values, $74 million and $70 million at September 30, 2013 and December 31, 2012, respectively, were counter-guaranteed by Ford to us.

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

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of governmental regulations relating to other matters; tax matters; alleged illegal acts; financial services; employment-related matters; dealers and other contractual relationships; personal injury matters; investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or treble damages in very large amounts, sanctions, assessments, fines, penalties, or other relief, which, if granted, would require very large expenditures.

The extent of our financial exposure to these matters is difficult to estimate. Many matters do not specify a dollar amount for damages, and many others specify only a jurisdictional minimum. To the extent an amount is asserted, our historical experience suggests that in most instances the amount asserted is not a reliable indicator of the ultimate outcome.
In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENCIES (Continued)

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate matters based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at September 30, 2013. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.
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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of September 30, 2013 and December 31, 2012, and the related consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the consolidated statements of shareholder’s interest and of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, of comprehensive income, of shareholder’s interest, and of cash flows for the year then ended (not presented herein), and in our report dated February 18, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
October 31, 2013

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 10-K Report.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the number of vehicles that will be returned to us and sold, and changes in our estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 10-K Report.

•	Other – Primarily includes Operating expenses, Other revenue and Insurance expenses on the income statement.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Third Quarter 2013 Compared with Third Quarter 2012

On a pre-tax basis, we earned $427 million in the third quarter of 2013, compared with $393 million a year ago. The following chart shows the increase in pre-tax profit by causal factor:

2013 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
$34
$393
$427
$84
$(6)
$10
$(12)
$(42)
2012 3Q
2013 3Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

	2012 3Q	2013 3Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
Memo:							
B / (W) 2013 2Q		**$(27)**	**$10**	**$(11)**	**$(12)**	**$(21)**	**$7**
Receivables (Bils.) (a)							
Total	**$85**	**$98**					
Managed	**87**	**99**					

(a) Total receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet. Managed receivables equal total receivables, excluding unearned interest supplements of $(2) billion at September 30, 2012 and $(1) billion at September 30, 2013

The increase is more than explained by higher volume in North America. The drivers of higher volume were an increase in leasing, reflecting changes in Ford’s marketing programs, as well as higher non-consumer finance receivables due to higher dealer stocks.

Our pre-tax results were $27 million lower than second quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Results of our operations by business segment and unallocated risk management for the periods ended September 30 are shown below (in millions). For additional information, see Note 14 of our Notes to the Financial Statements.

	Third Quarter			First Nine Months
	2013	2012	2013 Over/(Under) 2012	2013	2012	2013 Over/(Under) 2012
Income before income taxes
North America Segment	$358	$334	$24	$1,156	$1,173	$(17)
International Segment	91	63	28	270	202	68
Unallocated risk management	(22)	(4)	(18)	(38)	(92)	54
Income before income taxes	$427	$393	$34	$1,388	$1,283	$105

North America Segment

The increase in the North America segment pre-tax profits for the third quarter is primarily explained by higher volume reflecting an increase in net investment in operating leases and non-consumer finance receivables, offset partially by lower margin reflecting the runoff of higher yielding assets originated in prior years, and higher residual losses reflecting lower auction values and higher return rates.

The decrease in the North America segment pre-tax profits for the first nine months of 2013 is primarily explained by the nonrecurrence of the 2012 credit loss reserve reduction, higher credit losses reflecting higher severities and lower recoveries, and lower margin reflecting the runoff of higher yielding assets originated in prior years. These factors were partially offset by higher volume, reflecting an increase in net investment in operating leases and non-consumer finance receivables.

International Segment

The increase in the International segment pre-tax profits for the third quarter is more than explained by higher financing margin driven by lower borrowing costs and higher finance receivables.

The increase in the International segment pre-tax profits for the first nine months is more than explained by higher financing margin driven by lower borrowing costs.

Unallocated Risk Management

The decrease in unallocated risk management income for the third quarter reflects unfavorable performance in market valuation adjustments to derivatives.
The improvement in unallocated risk management income for the first nine months of the year reflects primarily the nonrecurrence of unfavorable performance in market valuation adjustments to derivative features included in the Ford Upgrade Exchange Linked (“FUEL”) notes. For additional information, see Notes 7 and 12 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the periods ended September 30 were as follows (in thousands):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
North America Segment
United States	294	259	834	740
Canada	42	29	107	86
Total North America Segment	336	288	941	826

International Segment
Europe	98	94	310	295
Other international	24	15	60	40
Total International Segment	122	109	370	335
Total contract placement volume	458	397	1,311	1,161

Shown below are our financing shares of new Ford- and Lincoln-brand vehicles sold by dealers in the United States and new Ford-brand vehicles sold by dealers in Europe for the periods ended September 30.

Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe for the periods ended September 30:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
United States
Financing share
Retail installment and lease	44%	42%	39%	39%
Wholesale	77	77	77	78

Europe
Financing share
Retail installment and lease	34%	34%	34%	31%
Wholesale	98	98	98	98

North America Segment

The increase in total contract placement volumes primarily reflects higher sales of new Ford- and Lincoln-brand vehicles.  The financing share for the third quarter and the first nine months of 2013 is largely unchanged.

International Segment

Financing share for the third quarter was unchanged year over year.  The increase in financing share for the first nine months of 2013 is primarily explained by higher share in Britain and growth in China.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2013	December 31, 2012
Receivables
Finance receivables – North America Segment
Consumer
Retail financing	$40.5	$39.5
Non-Consumer
Dealer financing (a)	20.4	19.5
Other	0.9	1.1
Total North America Segment – finance receivables (b)	61.8	60.1
Finance receivables – International Segment
Consumer
Retail financing	10.3	9.0
Non-Consumer
Dealer financing (a)	8.1	7.5
Other	0.4	0.4
Total International Segment – finance receivables (b)	18.8	16.9
Unearned interest supplements	(1.5)	(1.5)
Allowance for credit losses	(0.4)	(0.4)
Finance receivables, net	78.7	75.1
Net investment in operating leases (b)	18.8	14.7
Total receivables	$97.5	$89.8
Memo:
Total managed receivables (c)	$99.0	$91.3
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory. For additional information, see Note 2 of our Notes to the Financial Statements.

(b)
At September 30, 2013 and December 31, 2012, includes consumer receivables before allowance for credit losses of $25.9 billion and $29.3 billion and non-consumer receivables before allowance for credit losses of $22.1 billion and $21.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2013 and December 31, 2012, includes net investment in operating leases before allowance for credit losses of $7.0 billion and $6.3 billion, respectively, that have been included in securitization transactions but continue to be reported in our financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2012.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at September 30, 2013 increased from year-end 2012, primarily driven by increases in net investment in operating leases in the North America segment and finance receivables in all segments.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

Most of our charge-offs are related to retail installment sale and lease contracts. Charge-offs result from the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 10-K Report.

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At September 30, 2013 and December 31, 2012, between 5% and 6% of the outstanding U.S. retail finance and lease contracts in our portfolio were classified by us as higher risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Credit Loss Metrics

Worldwide

The charts below detail (i) quarterly trends of charge-offs (credit losses, net of recoveries), (ii) loss-to-receivables ratios (charge-offs on annualized basis divided by the average amount of receivables outstanding for the period, excluding credit loss reserve and unearned interest supplements related to finance receivables), (iii) credit loss reserve, and (iv) our credit loss reserve as a percentage of end-of-period (“EOP”) receivables:

WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils.)

$35
$49
$45
$32
$47
3Q
4Q
1Q
2Q
3Q
2012
2013

(ii) Loss-to-Receivables Ratio (LTR)

0.17%
0.22%
0.20%
0.14%
0.19%
3Q
4Q
1Q
2Q
3Q
2012
2013

Memo: Retail & Lease

$37	$51	$45	$25	$45

(iii) Credit Loss Reserve (Mils.) and Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
0.48%
0.44%
0.41%
0.39%
0.37%
Reserve
$416
$408
$389
$376
$368
3Q
4Q
1Q
2Q
3Q
2012
2013

Our third quarter credit losses continued to be near historic lows.

Year-over-year charge-offs were up $12 million, primarily reflecting higher severity and higher losses as the lease portfolio grows in the North America segment, and higher losses in the International segment. Quarter-over-quarter charge-offs were up $15 million, reflecting higher default volume and lower recoveries in the North America segment.

The loss-to-receivables ratio was up 2 basis points compared with the same period a year ago.

At September 30, 2013, the credit loss reserve was $368 million, down $48 million from a year ago and down $8 million from the second quarter, reflecting the continuation of historically low losses.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Retail Installment and Operating Lease

The following charts show the primary drivers of credit losses for our U.S. Ford- and Lincoln-brand retail installment sale and operating lease portfolio, which comprised approximately 72% of our worldwide consumer portfolio at September 30, 2013:

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies *

0.18%
0.18%
0.17%
0.13%
0.16%
3Q
4Q
1Q
2Q
3Q
2012
2013

Repossessions (000)

Repo. Ratio
1.36%
1.31%
1.29%
1.06%
1.24%
8
8
8
6
8
3Q
4Q
1Q
2Q
3Q
2012
2013

Memo: New Bankruptcy Filings (000)	5	6	5	4	4

Severity

$6,900
$7,300
$7,200
$7,600
$7,500
3Q
4Q
1Q
2Q
3Q
2012
2013

Charge-Offs (Mils.) and LTR (%)

LTR
$27
$38
$34
$16
$35
0.24%
0.33%
0.30%
0.14%
0.28%
3Q
4Q
1Q
2Q
3Q
2012
2013

* Excluding bankruptcies

Over-60-day delinquencies were down two basis points from the same period a year ago and up three basis points from the prior quarter.

Repossessions in the third quarter were 8,000 units, or 1.24% of average accounts outstanding, down 12 basis points from the same period a year ago.

Severity was $7,500 in the third quarter, up $600 from the same period a year ago primarily reflecting lower auction values and earlier time to repossession as we continue to grow our portfolio.

Year-over-year increases in charge-offs and LTR primarily reflect higher severity and higher losses as our lease portfolio grows, while quarter-over-quarter increases primarily reflect higher default volume and lower recoveries.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show return volumes and auction values at constant third quarter 2013 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 87% of our total investment in operating leases at September 30, 2013.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
14
8
3
3
14
6
5
3
26
17
6
3
27
16
7
4
27
17
5
5
3Q
4Q
1Q
2Q
3Q
2012
2013

Memo: U.S. Return Rates

3Q 2012	4Q 2012	1Q 2013	2Q 2013	3Q 2013
61%	62%	69%	68%	69%

Auction Values (At Q3 2013 Mix)

24-Month
$19,545
$19,530
$19,740
$19,170
$19,615
$18,485
$17,730
$17,800
$17,310
$17,750
36-Month
3Q
4Q
1Q
2Q
3Q
2012
2013

Memo: Worldwide Net Investment in Operating Leases (Bils.)

3Q 2012	4Q 2012	1Q 2013	2Q 2013	3Q 2013
$14.0	$14.7	$15.9	$17.6	$18.8

Lease return volumes in the third quarter of 2013 were 13,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011 compared with prior years. The third quarter lease return rate was 69%, up eight percentage points compared with the same period last year, reflecting lower auction values.

In the third quarter of 2013, our 36-month average auction value decreased about $700 from the prior year, while our 24-month average auction value was about equal to the prior year. Both our 24-month and our 36-month average auction values increased about $450 from the second quarter.

Our worldwide net investment in operating leases was $18.8 billion at the end of the third quarter of 2013, up $4.1 billion from year-end 2012.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2012 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody’s			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2012	BB (high)	R-4	Stable	BB+	B	Positive	Ba1	NP	Positive	BB+	NR	Stable
Apr. 2012	BB (high)	R-4	Stable	BBB-	F3	Stable	Ba1	NP	Positive	BB+	NR	Stable
May 2012	BB (high)	R-4	Positive	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Stable
Aug. 2012	BB (high)	R-4	Positive	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Positive
Sep. 2012	BBB (low)	R-3	Stable	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Positive
Sep. 2013	BBB (low)	R-3	Stable	BBB-	F3	Stable	Baa3	P-3	Stable	BBB- (a)	NR	Stable
__________

(a)
S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford Credit, with a negative outlook. The negative outlook reflects the negative trend S&P has assigned to U.K. banking industry risk.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Funding

Our funding strategy remains focused on diversification and we plan to continue accessing a variety of markets, channels, and investors. The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE

Billions
Unsecured Commercial Paper
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt and Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$85
$5
$7
$40
$36
$9
$12
$91
$2
$5
$6
$37
$42
$10
$11
$99
$2
$5
$4
$39
$50
$10
$11
~$100
~$2
$5-6
~$3
$41-43
$48-50
$10-11
$10-11
Year-End 2011
Year-End 2012
Q3 2013
Year-End 2013 Fcst.

Securitized Funding as Percentage of Managed Receivables	Year-End 2011	Year-End 2012	Q3 2013	Year-End 2013 Fcst.
	55%	48%	43%	44 - 46%

(a) The Ford Interest Advantage program consists of our floating rate demand notes
(b) Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements
(c) Excludes marketable securities related to insurance activities

At the end of the third quarter of 2013, managed receivables were $99.0 billion. We ended the quarter with $11.0 billion in cash, excluding marketable securities related to insurance activities. Securitized funding was 43% of managed receivables, down from 48% at year-end 2012.

We project year-end managed receivables of about $100 billion and securitized funding as a percent of managed receivables at 44% to 46%, both within prior guidance. We expect this percentage to continue to decline over time.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Global Public Term Funding Plan

The following table illustrates our planned issuances for full-year 2013, our public term funding issuances through October 30, 2013, and our funding issuances for full-year 2012 and 2011 (in billions):

	Global Public Term Funding Plan
	2013			2012	2011
	Full-Year Forecast		Through October 30	Full-Year	Full-Year

Unsecured	$9	-11	$9	$9	$8
Securitizations (a)	12	-14	12	14	11
Total	$21	-25	$21	$23	$19
__________

(a)	Includes Rule 144A offerings.

Through October 30, 2013, we completed about $21 billion of public term funding in the United States, Canada and Europe, including about $9 billion of unsecured debt and about $12 billion of securitizations.

For 2013, we project full-year public term funding in the range of $21 billion to $25 billion, consisting of $9 billion to $11 billion of unsecured debt and $12 billion to $14 billion of public securitizations.

Liquidity

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes our credit facilities, FCAR Owner Trust retail securitization program (“FCAR”), and asset-backed funding facilities), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources, and also includes the cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund). Liquidity available for use is defined as gross liquidity less asset-backed capacity in excess of eligible receivables.

The following table illustrates our liquidity programs and utilization (in billions):

	September 30, 2013	December 31, 2012
Liquidity Sources (a)
Cash (b)	$11.0	$10.9
Unsecured credit facilities	1.5	0.9
FCAR bank lines	5.0	6.3
Conduit/Bank Asset-Backed Securitizations (“ABS”)	26.1	24.3
Total liquidity sources	43.6	42.4

Utilization of Liquidity
Securitization cash (c)	(2.9)	(3.0)
Unsecured credit facilities	(0.4)	(0.1)
FCAR bank lines	(4.0)	(5.8)
Conduit/Bank ABS	(12.6)	(12.3)
Total utilization of liquidity	(19.9)	(21.2)
Gross liquidity	23.7	21.2
Capacity in excess of eligible receivables	(1.1)	(1.5)
Liquidity available for use	$22.6	$19.7
__________

(a)
FCAR and conduits are subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk; FCAR commercial paper must be supported by bank lines equal to at least 100% of the principal amount; conduits include committed securitization programs.

(b)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(c)	Securitization cash is to be used only to support on-balance sheet securitization transactions.

At September 30, 2013, we had $43.6 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of our liquidity totaled $19.9 billion at quarter end, compared with $21.2 billion at year-end 2012. The decreased utilization primarily reflects a reduction in our FCAR asset-backed commercial paper balance.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

We ended the quarter with gross liquidity of $23.7 billion. Capacity in excess of eligible receivables was $1.1 billion. Total liquidity available for use continues to remain strong at $22.6 billion, up $2.9 billion from year-end 2012. We are focused on maintaining liquidity levels that meet our business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2013, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $11.0 billion, compared with $10.9 billion at year-end 2012.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  Within our cash, cash equivalents, and marketable securities, we did not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain at September 30, 2013.

The average maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis. Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $2.9 billion and $3.0 billion at September 30, 2013 and December 31, 2012, respectively.

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our unsecured and asset-backed debt through market transactions. In the third quarter and first nine months of 2013, through market transactions, we called an aggregate principal amount of $0 and $163 million, respectively, (of which none were maturing in 2013) of our unsecured debt.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $26.1 billion ($15.6 billion of retail, $5.6 billion of wholesale, and $4.9 billion of lease assets) at September 30, 2013, of which about $5.2 billion relates to commitments to FCE. These committed liquidity programs have varying maturity dates, with $22.6 billion (of which $3.7 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities between October 2014 and September 2015. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs, as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At September 30, 2013, $12.6 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Credit Facilities. At September 30, 2013, we and our majority-owned subsidiaries had $1.5 billion of contractually committed unsecured credit facilities with financial institutions, including FCE’s £720 million (equivalent to $1.2 billion at September 30, 2013) syndicated credit facility (the “FCE Credit Agreement”), which matures in 2016. At September 30, 2013, $1.1 billion was available for use.

The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At September 30, 2013, the FCE Credit Agreement included £95 million of commitments from financial institutions based in Italy. There were no commitments from financial institutions in Greece, Ireland, Portugal, or Spain.

At September 30, 2013, FCAR’s bank liquidity facilities available to support FCAR’s asset-backed commercial paper, subordinated debt, or its purchase of our asset-backed securities was $5.0 billion, down from $6.3 billion at December 31, 2012.  This reduction has been offset by increases in other committed liquidity programs, leaving our total sources of liquidity largely unchanged.

We plan to transition away from our FCAR program next year.  During this transition we will retain liquidity facilities sufficient to support FCAR’s asset-backed commercial paper and subordinated debt.  FCAR has not made any purchases of asset-backed securities since March 2013 and will make no further purchases of asset-backed securities. Our plan is to gradually reduce our outstanding FCAR commercial paper balance to about $3 billion at year end with a complete wind-down of FCAR by second quarter 2014.  No new FCAR commercial paper will be issued after year-end 2013. To facilitate the wind-down of the program, we will repurchase asset-backed securities held by FCAR beginning in early 2014.  We plan to fund these purchases through available liquidity sources, including cash and committed liquidity facilities.

In October 2013, we established a new two-year syndicated committed asset-backed liquidity facility. The new facility, along with growth in other asset-backed private capacity, will offset the liquidity effects of winding down the FCAR program.

Liquidity Risks

Refer to the “Liquidity” section of Item 7 of Part II of our 10-K Report for a list of factors that could affect our liquidity.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30, 2013	December 31, 2012
Total debt (a)	$94.5	$89.3
Equity	10.4	9.7
Financial statement leverage (to 1)	9.0	9.2
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30, 2013	December 31, 2012
Total debt (a)	$94.5	$89.3
Adjustments for cash, cash equivalents, and marketable securities (b)	(11.0)	(10.9)
Adjustments for derivative accounting (c)	(0.2)	(0.8)
Total adjusted debt	$83.3	$77.6

Equity	$10.4	$9.7
Adjustments for derivative accounting (c)	(0.3)	(0.3)
Total adjusted equity	$10.1	$9.4
Managed leverage (to 1) (d)	8.2	8.3
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

(b)	Excludes marketable securities related to insurance activities.

(c)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(d)	Equals total adjusted debt over total adjusted equity.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2013, our managed leverage was 8.2 to 1, compared with 8.3 to 1 at December 31, 2012. For information on our planned distributions, refer to the “Outlook” section below.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

We continue to expect full year pre-tax profits to be about equal to 2012. We now expect year-end managed receivables of about $100 billion, which is within our prior range of $97 billion to $102 billion, and distributions of about $400 million, up from $200 million previously planned, reflecting a fourth quarter reduction in our tax liability.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors;

•	Decline in Ford’s market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of Ford’s new or existing products;

•	Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States;

•	An increase in or continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects resulting from economic, geopolitical, or other events;

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

•	Single-source supply of components or materials;

•	Labor or other constraints on Ford’s ability to maintain competitive cost structure;

•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns);

•	Restriction on use of tax attributes from tax law “ownership change;”

•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;

•	Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•
A change in requirements under long-term supply arrangements committing Ford to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller (“take-or-pay” contracts);

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.  For additional discussion, see “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company LLC as of September 30, 2013, and for the three-month and nine-month periods ended September 30, 2013 and 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 31, 2013 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2012 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2013, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $58 million over the next 12 months, compared with an increase of $77 million at December 31, 2012. The sensitivity analysis presented above assumes a one percentage point rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	October 31, 2013

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated October 31, 2013, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1 and 2 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. File No. 1-3950

Exhibit 101.INS	XBRL Instance Document	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.