Form 10-K
period 2013-12-31
FORD MOTOR CREDIT CO LLC
filed 2014-02-18
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Exhibit Index begins on page 52

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

i

ii

PART I

ITEM 1. BUSINESS

Overview

Ford Motor Credit Company LLC (referred to herein as “Ford Credit,” the “Company,” “we,” “our,” or “us”) was incorporated in Delaware in 1959 and converted to a limited liability company in 2007. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website located at www.fordcredit.com/investor-center. These reports can also be found on the SEC’s website located at www.sec.gov.

Products and Services. We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting the dealers of those brands. We earn our revenue primarily from:

•
Payments made under retail installment sale and lease contracts that we originate and purchase, which includes interest rate supplements and other support payments from Ford and affiliated companies; and

•	Payments made under dealer financing programs.

As a result of our financing activities, we have a large portfolio of finance receivables and leases which we classify into two segments: “consumer” and “non-consumer.”

Finance receivables and leases in the consumer segment relate to products offered to individuals and businesses that finance the acquisition of vehicles from dealers for personal and commercial use. The financing products include retail installment sale contracts for new and used vehicles, and leases for new vehicles to retail customers, government entities, daily rental companies, and fleet customers.

Finance receivables in the non-consumer segment relate primarily to products offered to automotive dealers and receivables purchased from Ford and its affiliates. We make loans to dealers to finance the purchase of vehicle inventory (wholesale financing), improvements to dealership facilities, working capital, the purchase of dealership real estate, and other dealer vehicle program financing. We also purchase receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers, receivables from Ford related loans, and certain used vehicles from daily rental fleet companies.

We also service the finance receivables and leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs.

Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: North America (“North America Segment”) and International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. For additional financial information regarding our operations by business segments and operations by geographic regions, see Note 18 of our Notes to the Financial Statements.

Item 1. Business (Continued)

North America Segment

Our United States operations accounted for about 71% of our total managed receivables at year-end 2013 and 2012, and our Canadian operations accounted for about 10% and 11% of our total managed receivables at year-end 2013 and 2012, respectively. Managed receivables include net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). For additional information on how we review our business performance, including on a managed basis, refer to the “Overview” section of Item 7 below. Managed receivables are discussed further in the “Financial Condition” section of Item 7 below.

In the United States, under the Ford Credit and Lincoln Automotive Financial Services brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles.  In Canada, under the Ford Credit brand name, we provide financing services to and through dealers of Ford and Lincoln vehicles. We also provide wholesale and consumer financing of non-Ford vehicles sold by Ford and Lincoln dealers and their affiliates.

International Segment

Our International Segment includes operations in three main regions: Europe, Asia Pacific, and Latin America. Our Europe region is our largest international operation, accounting for approximately 16% of our total managed receivables at year-end 2013 and 2012. Within the International Segment our Europe region accounted for 81% and 86% of our managed receivables at year-end 2013 and 2012, respectively. Our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and has branches in 10 other European countries. FCE also has operating subsidiaries in Switzerland, Poland, the Czech Republic, and Hungary that provide a variety of retail, dealer, and operating lease financing. The United Kingdom and Germany are our largest markets in Europe. Approximately 65% of FCE’s finance receivables and operating leases are from customers and dealers in the United Kingdom and Germany. Approximately 18% are from customers and dealers in Italy, France, and Spain, and approximately 1% are from customers and dealers in Greece, Ireland, and Portugal. FCE, through its Worldwide Trade Financing (“WWTF”) division, provides financing to distributors/importers in countries where typically there is no established local Ford presence. The WWTF division currently provides financing in about 60 countries. In addition, other private label operations and alternative business arrangements exist in some European markets. In the Asia Pacific region, we operate in China. In the Latin America region, we operate in Mexico, Brazil, and Argentina. Our operations include joint ventures with local financial institutions and other third parties in various locations around the world.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Ford’s 2013 10-K Report”), filed separately with the SEC and incorporated by reference as an exhibit to our 2013 10-K Report (without financial statements and exhibits).

Ford has sponsored special financing programs available only through us. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford and Lincoln vehicles. Similar programs may be offered in the future. For additional information regarding interest supplements and other support costs earned from affiliated companies, see Note 17 of our Notes to the Financial Statements.

Item 1. Business (Continued)

Competition

The automotive financing business is highly competitive, due in part to web-based credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. Our principal competitors are:

•	Banks,

•	Independent finance companies,

•	Credit unions,

•	Leasing companies, and

•	Other automobile manufacturers’ affiliated finance companies.

We compete mainly on the basis of service and financing rate programs, including those sponsored by Ford. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. These policies have helped us build strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing, and servicing our receivables, and efficiently accessing the capital markets. We routinely monitor the capital markets and develop funding alternatives to optimize our competitive position. Ford sponsored special financing programs available only through us give us a competitive advantage in providing financing to Ford dealers and their customers.

Seasonal Variations

As a finance company, we own and manage a large portfolio of receivables that are generated throughout the year and are collected over a number of years, primarily in fixed monthly payments. As a result, our overall financing revenues do not exhibit seasonal variations.

Consumer Financing

Overview and Purchasing Process

We provide financing services to customers for personal and commercial use through automotive dealers that have established relationships with us. Our primary business consists of purchasing retail installment sale and lease contracts for new and used vehicles from Ford and Lincoln dealers. We report in our financial statements the receivables from customers under installment sale contracts and certain leases with fleet customers as finance receivables. We report in our financial statements most of our retail leases as net investment in operating leases with the capitalized cost of the vehicles recorded as depreciable assets.

In general, we purchase from dealers retail installment sale contracts and lease contracts that meet our credit standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically. We automatically obtain information on the applicant including a credit bureau score, if available. We evaluate each credit application, the applicant, the terms of the proposed contract, credit bureau information, proprietary risk score, and other information and decide whether to purchase the contract. Purchase decisions are made within a framework of Ford Credit’s purchase quality guidelines and risk factor guidelines. Credit applications are typically evaluated by our electronic decisioning process, which may approve or reject applications.

Retail Financing

The amount we pay for a retail installment sale contract is based on a negotiated vehicle purchase price agreed to between the dealer and the retail customer, less vehicle trade-in allowance or down payment from the customer and special marketing cash payments offered by Ford Credit and Ford, plus any additional products, such as insurance and extended service plans, that are included in the contract. The net purchase price owed by the customer typically is paid over a specified number of months with interest at a fixed rate negotiated between the dealer and the retail customer. The dealer may retain a limited portion of the finance charge.

Item 1. Business (Continued)

We offer a variety of retail installment sale financing products. In the United States, retail installment sale contract terms for new vehicles range primarily from 24 to 72 months. The average original term of our retail installment sale contracts was 60 months in the United States for contracts purchased in 2013 and 2012. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product in Europe under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for mileage and excess wear and use, if any. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions. Customers who choose our retail balloon product may also qualify for special financing programs from Ford.

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

The amount we pay to a dealer for a retail lease, also called the acquisition cost, is based on the negotiated vehicle price agreed to by the dealer and the retail customer, less any vehicle trade-in allowance or down payment from the customer and special marketing cash payments offered by Ford Credit and Ford, plus any additional products, such as insurance and extended service plans, that are included in the contract. The customer makes monthly lease payments based on the purchase price less the contractual residual value of the vehicle, plus lease charges. Some of our lease programs, such as our Red Carpet Lease Advance Payment Plan, provide certain pricing advantages to customers who make all or some monthly payments at lease inception or purchase refundable higher mileage allowances. We require lease customers to carry fire, theft, liability, and collision insurance on leased vehicles. In the case of a contract default and repossession, the customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses.

In the United States, operating lease terms for new vehicles range primarily from 24 to 48 months. In 2013 and 2012, the average original lease term for contracts purchased was 33 months and 30 months, respectively.

Direct Financing Leases and Other Operating Lease Vehicle Financing

We offer vehicle-financing programs to retail and commercial customers including leasing companies, government entities, and fleet customers. These financings include primarily lease plans for terms of 24 to 60 months. We have perfected security interests in financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related leases. At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in our consumer segment and reported as retail financing or net investment in operating leases in our financial statements.

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

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory. We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 55 days in 2013 compared with 50 days in 2012. Our wholesale financing program includes financing of large multi-brand dealer groups.

When a dealer uses our wholesale financing program to purchase vehicles, we obtain a security interest in the vehicles and, in many instances, other assets of the dealer. Our wholly owned subsidiary, The American Road Insurance Company (“TARIC”), generally provides insurance for vehicle damage and theft of vehicles held in dealer inventory that are financed by us.

Dealer Loans. We make loans to dealers to finance the purchase of dealership real estate, to make improvements to dealership facilities, and to provide working capital. These loans are typically secured by mortgages on dealership real estate and/or by secured interests in other dealership assets. In addition, these loans are generally supported by personal guarantees from the individual owners of the dealership.

Other Dealer Financing. We also provide financing to qualified dealers for vehicles to be utilized as service replacement and retail rental use. In addition, we provide financing to qualified daily rental companies for new and used vehicles used in their operations.

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

Item 1. Business (Continued)

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

We also market our non-consumer financing services with a specialized group of employees who make direct sales calls on dealers and, often at the request of such dealers, on potential high-volume commercial customers. This group also uses various materials to explain our flexible programs and services specifically directed at the needs of commercial and fleet vehicle customers.

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

Servicing Activities - Consumer Credit. We design our collection strategies and procedures to keep accounts current and to collect on delinquent accounts. We employ a combination of proprietary and non-proprietary tools to assess the probability and severity of default for all of our finance receivables and leases and implement our collection efforts based on our determination of the credit risk associated with each customer. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, we group contracts by risk category for collection. Our centralized collection operations are supported by auto-dialing technology and proprietary collection and workflow operating systems. Through our auto-dialer program and our monitoring and call log systems, we target our efforts on contacting customers about missed payments and developing satisfactory solutions to bring accounts current.

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

Payment Extensions. In our regular course of business we may offer payment extensions to customers. Each month about 1-2% of our U.S. retail contracts outstanding are granted payment extensions. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Before agreeing to a payment extension, the service representative reviews the customer’s payment history, current financial situation, and assesses the customer’s desire and capacity to make future payments. The service representative decides whether the proposed payment extension complies with our policies and guidelines. The business center managers review, and generally must approve, payment extensions outside these guidelines.

Item 1. Business (Continued)

Repossessions and Off-lease Vehicles. We view repossession of a financed or leased vehicle as a final step that we undertake only after all other collection efforts have failed. Our United States systems also employ a web-based network of outside contractors who support the repossession process. We sell repossessed vehicles and apply the proceeds to the amount owed on the customer’s account. We continue to attempt collection of any deficient amounts until the account is paid in full, we obtain mutually satisfactory payment arrangements with the debtor, or we determine that the account is uncollectible.

We manage the sale of repossessed vehicles and returned leased vehicles. Repossessed vehicles are reported in other assets on our balance sheet at values that approximate expected net auction proceeds. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Typically, repossessed vehicles are sold at open auctions. Returned leased vehicles are predominantly sold through an on-line auction, closed auctions in which only Ford and Lincoln dealers may participate, or at open auctions, in which any licensed dealer can participate.

Dealer Financing and Commercial. In the United States and Canada, we require dealers to submit monthly financial statements that we monitor for potential credit deterioration. We assign an evaluation rating to each dealer, which among other things determines the frequency of physical audits of vehicle inventory.  We electronically audit vehicle inventory utilizing integrated systems allowing us to access information from Ford reported sales. We monitor dealer inventory financing payoffs daily to detect deviations from typical repayment patterns and take appropriate actions. We provide services to fleet purchasers, leasing companies, daily rental companies, and other commercial customers. We generally review our exposure under these credit arrangements at least annually. In our international markets, this business is governed by the respective regional offices, executed within the local markets, and similar risk management principles are applied.

Insurance

We conduct insurance underwriting operations primarily through TARIC in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada. TARIC offers a variety of products and services, including:

•	Contractual liability insurance on extended service contracts and, in the state of Florida, extended service plan contracts;

•	Physical damage insurance covering vehicles at dealers’ locations and vehicles in-transit between final assembly plants and dealers’ locations;

•	Physical damage/liability reinsurance covering Ford dealer daily rental vehicles; and

•	Commercial automobile liability and general liability insurance to support Ford’s business operations.

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. In addition, TARIC has provided to Ford and its subsidiaries various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds, and self-insurance workers’ compensation bonds. Premiums from our insurance business generated approximately 1% of our total revenues in 2013 and 2012.

Employee Relations

We had approximately 6,200 and 6,300 full-time employees worldwide at year-end 2013 and 2012, respectively. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.

Governmental Regulations

As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

United States

Within the United States, our operations are subject to regulation, supervision and licensing under various federal, state, and local laws and regulations.

Item 1. Business (Continued)

Federal Regulation. We are subject to extensive federal regulation, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail financing transactions include the terms of repayment, the amount financed, the total finance charge, and the annual percentage rate. For retail lease transactions, we are required to disclose the amount due at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage, wear and use charges, and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy, and enhanced accuracy in credit reporting content. We are also subject to the Servicemembers Civil Relief Act that prohibits us from charging interest in excess of 6% on transactions with customers who subsequently enter into full-time service with the military and request such interest rate modification, and limits our ability to collect future payments from lease customers who terminate their lease early. In addition, we are subject to other federal regulation, including the Gramm-Leach-Bliley Act, that requires us to maintain confidentiality and safeguard certain consumer data in our possession and to communicate periodically with consumers on privacy matters.

State Regulation - Licensing. In most states, a consumer credit regulatory agency regulates and enforces laws relating to finance companies. Rules and regulations generally provide for licensing of finance companies, limitations on the amount, duration, and charges, including interest rates, that can be included in finance contracts, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. We must renew these licenses periodically. Moreover, several states have laws that limit interest rates on consumer financing. In periods of high interest rates, these rate limitations could have an adverse effect on our operations if we were unable to purchase retail installment sale contracts with finance charges that reflect our increased costs. In certain states, we are subject to periodic examination by state regulatory authorities.

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

International

In some countries outside the United States, some of our subsidiaries, including FCE, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. FCE is authorized by the U.K. Prudential Regulation Authority (“PRA”) and regulated by the U.K. Financial Conduct Authority (“FCA”) and the PRA to carry on a range of regulated activities within the U.K. and through its own branch and subsidiary network in 14 other European countries. FCE’s branches and subsidiaries are also subject to consolidated supervision by the the PRA and FCA. FCE also holds a standard license under the U.K. Consumer Credit Act of 1974 and other licenses to conduct financing business in other European locations. Since 1993, FCE has obtained authorizations from the Bank of England (now the PRA/FCA) pursuant to the Banking Consolidation Directive (now the Capital Requirements Regulations and Directives - CRD IV) entitling it to operate through a European branch network and operate branches in the U.K. and 10 other countries. In many other locations where we operate, governmental authorities require us to obtain equivalent banking licenses to conduct our business.

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

For additional information on new or increased credit, consumer or data protection, or other regulations, refer to “Item 1A. Risk Factors.”

Certain Agreements with Ford and Affiliates

On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement (“Support Agreement”). Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1. A copy of the Support Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and is incorporated by reference herein as an exhibit. No capital contributions have been made to us pursuant to the Support Agreement. In addition, we have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2013 periods.

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

•
We and Ford agree to maintain our shareholder’s interest at a commercially reasonable level to support the amount, quality, and mix of our assets taking into account general business conditions affecting us;

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

More information about agreements between us and Ford and other affiliates is contained in Note 17 of our Notes to the Financial Statements, “Business - Overview,” “Business - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Exhibit 99.

ITEM 1A. RISK FACTORS

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to Ford or Ford Credit:

Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors.  In the fall of 2008, the global economy entered a financial crisis and severe recession, putting significant pressure on both Ford and the automotive industry generally. These economic conditions dramatically reduced automotive industry sales volume in the United States and Europe, in particular, and began to slow growth in other markets around the world. U.S. automotive industry sales volume declined from 16.5 million units in 2007 to 13.5 million units in 2008 and 10.6 million units in 2009, before rebounding to 15.9 million units in 2013. For the 19 markets Ford tracked in Europe, automotive industry sales volume declined steadily from 18 million units in 2007 to 13.8 million units in 2013.

Because Ford, like other manufacturers, has a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and profitability. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors, Ford’s financial condition and results of operations would be substantially adversely affected.

Decline in Ford’s market share or failure to achieve growth. To maintain competitive economies of scale and grow our global market share, Ford must grow its market share in fast-growing newly-developed and emerging markets, particularly in its Asia Pacific region and its Middle East and Africa region, as well as maintain or grow market share in mature markets. Ford’s market share in certain growing markets, such as China, is lower than it is in mature markets. A significant decline in Ford’s market share in mature markets or failure to achieve growth in newly-developing or emerging markets, whether due to capacity constraints, competitive pressures, protectionist trade policies, or other factors, could have a substantial adverse effect on Ford’s financial condition and results of operations.

Lower-than-anticipated market acceptance of Ford’s new or existing products. Although Ford conducts extensive market research before launching new or refreshed vehicles, many factors both within and outside Ford’s control affect the success of new or existing products in the marketplace. Offering highly desirable vehicles that customers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if a new model were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share, and profitability. In addition, with increased consumer interconnectedness through the internet and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products, even where such allegations prove to be inaccurate or unfounded.

Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles at levels beyond Ford’s current planning assumption could result in an immediate and substantial adverse impact on Ford’s financial condition and results of operations. For example, when gasoline prices in the United States spiked to more than $4.00 per gallon in 2008 and the construction industry suddenly slowed, consumer preferences quickly and dramatically shifted away from larger, more profitable vehicles and into smaller vehicles. Ford estimates that shifting consumer preferences across all vehicle segments adversely impacted its Automotive operating pre-tax earnings and cash flow in 2008 by about $1.3 billion. Although Ford now has a more balanced portfolio of small, medium, and large cars, utilities, and trucks that generally are more fuel efficient and contribute higher margins than in 2008, as well as a lower cost structure, a shift in consumer preferences away from sales of larger, more profitable vehicles at levels greater than Ford’s current planning assumption - whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons - still could have a substantial adverse effect on Ford’s financial condition and results of operations.

Item 1A. Risk Factors (Continued)

An increase in or continued volatility of fuel prices, or reduced availability of fuel. An increase in fuel prices, continued price volatility, or reduced availability of fuel, particularly in the United States, could result in weakening of demand for relatively more-profitable large cars, utilities, and trucks, while increasing demand for relatively less-profitable small vehicles. Continuation or acceleration of such a trend beyond Ford’s current planning assumption, or volatility in demand across segments, could have a substantial adverse effect on Ford’s financial condition and results of operations.

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the January 2014 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of 23 million units in 2013. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity could have a substantial adverse effect on Ford’s financial condition and results of operations.

Fluctuations in foreign currency exchange rates, commodity prices, and interest rates. As a resource-intensive manufacturing operation, Ford and Ford Credit are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates. Ford and Ford Credit monitor and manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Nevertheless, changes in currency exchange rates, commodity prices, and interest rates cannot always be predicted or hedged. As a result, substantial unfavorable changes in foreign currency exchange rates, commodity prices, or interest rates could have a substantial adverse effect on Ford’s and/or Ford Credit’s financial condition and results of operations.

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

Although confidence is improving, residual concerns persist regarding the debt burden of certain of the countries that have adopted the euro currency (“euro area countries”) and the ability of these countries to meet future financial obligations, as well as concerns regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances of individual euro area countries. If a country within the euro area were to default on its debt or withdraw from the euro currency, or - in a more extreme circumstance - the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford’s global business, could be immediate and significant. Such a scenario - or the perception that such a development is imminent - could adversely affect the value of our euro-denominated assets and obligations. In addition, such a development could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on Ford’s and/or Ford Credit’s financial condition and results of operations.

While the U.S. federal government budget deficit has fallen since 2010, there is risk associated with the high level of federal government debt and the sustainability of the nation’s budget.  Further government action will be necessary to put the federal government budget on a stable and sustainable path.  The potential for disruptions associated with an unsustainable federal budget is a risk to both consumers and businesses.

In addition, Ford has operations in various markets with volatile economic or political environments and is pursuing growth opportunities in a number of newly-developed and emerging markets. These investments may expose Ford to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of Ford’s manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on Ford’s financial condition and results of operations.

Item 1A. Risk Factors (Continued)

Economic distress of suppliers that may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase costs, affect liquidity, or cause production constraints or disruptions. The automotive industry supply base experienced increased economic distress due to the sudden and substantial drop in industry sales volumes beginning in 2008. Dramatically lower industry sales volume made existing debt obligations and fixed cost levels difficult for many suppliers to manage, increasing pressure on the supply base. As a result, suppliers not only were less willing to reduce prices, but some requested direct or indirect price increases as well as new and shorter payment terms. At times, Ford has had to provide financial assistance to key suppliers to ensure an uninterrupted supply of materials and components. In addition, where suppliers have exited certain lines of business or closed facilities due to the economic downturn or other reasons, Ford generally experiences additional costs associated with transitioning to new suppliers. Each of these factors could have a substantial adverse effect on Ford’s financial condition and results of operations.

Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, production constraints or difficulties, or other factors). A work stoppage or other limitation on production could occur at Ford or supplier facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, or as a result of supplier financial distress or other production constraints or difficulties, or for other reasons. Recent examples of situations that have affected industry production to varying degrees include: supplier financial distress due to reduced production volumes during the economic downturn in 2008 - 2009; capacity constraints as suppliers that restructured or downsized during the downturn work to satisfy growing industry volumes; short-term constraints on production as consumer preferences shift more fluidly across vehicle segments and features; and the impact on certain suppliers of natural disasters during 2011. As indicated, a work stoppage or other limitations on production at Ford or supplier facilities for any reason (including but not limited to labor disputes, natural or man-made disasters, tight credit markets or other financial distress, or production constraints or difficulties) could have a substantial adverse effect on Ford’s financial condition and results of operations.

Single-source supply of components or materials. Many components used in Ford’s vehicles are available only from a single supplier and cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). In addition to the general risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms relating to a component.

Labor or other constraints on Ford’s ability to maintain competitive cost structure. Substantially all of the hourly employees in Ford’s Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. Ford negotiated a four-year agreement with the UAW in 2011, and a four-year agreement with the Canadian Auto Workers Union in 2012.  Although Ford has negotiated transformational agreements in recent years, these agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of employment security, subject to certain conditions. As a practical matter, these agreements may restrict Ford’s ability to close plants and divest businesses. A substantial number of Ford’s employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter Ford’s ability to sell or close manufacturing or other facilities.

Substantial pension and postretirement health care and life insurance liabilities impairing liquidity or financial condition. Ford has defined benefit retirement plans in the United States that cover hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford and certain of its subsidiaries sponsor plans to provide other postretirement benefits (“OPEB”) for retired employees (primarily health care and life insurance benefits). These benefit plans impose significant liabilities on Ford that are not fully funded and will require additional cash contributions, which could impair Ford’s liquidity.

Ford’s qualified U.S. defined benefit pension plans are subject to Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”). Under Title IV of ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority under certain circumstances or upon the occurrence of certain events to terminate a qualified underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. Although Ford believes it is unlikely that the PBGC would terminate any of its plans, in the event that Ford’s qualified U.S. pension plans were terminated at a time when the liabilities of the plans exceeded the assets of the plans, Ford would incur a liability to the PBGC that could be equal to the entire amount of the underfunding.

Item 1A. Risk Factors (Continued)

Ford Credit is jointly and severally liable to the PBGC for certain Ford IRS-qualified U.S. defined benefit pension plan liabilities and to any trustee appointed if one or more of these pension plans were to be terminated by the PBGC in a distress termination. Ford Credit is liable to pay any plan deficiencies and could have a lien placed on its assets by the PBGC to collateralize this liability. Ford Credit’s financial condition and ability to repay unsecured debt could be materially adversely affected if Ford Credit were required to pay some or all of these obligations.

If Ford’s cash flows and capital resources were insufficient to fund Ford’s pension or OPEB obligations, Ford could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance its indebtedness.

Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns). The measurement of Ford’s obligations, costs, and liabilities associated with benefits pursuant to its postretirement benefit plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). To the extent actual results are less favorable than Ford’s assumptions, there could be a substantial adverse impact on Ford’s financial condition and results of operations.

Restriction on use of tax attributes from tax law “ownership change.”  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits (“Tax Attributes”).  At December 31, 2013, Ford had Tax Attributes that would offset more than $15 billion of taxable income.  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. In 2012, Ford renewed for an additional three-year period its tax benefit preservation plan (the “Plan”) to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of Ford’s Board of Directors, beneficial ownership of 4.99% or more of Ford’s outstanding Common Stock could be subject to significant dilution. Ford’s shareholders approved the renewal at Ford’s annual meeting in May 2013.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs. Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where standards may conflict with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. In addition, the introduction of new and innovative features and technology to Ford’s vehicles could increase the risk of defects or customer dissatisfaction. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. Furthermore, launch delays or recall actions also could adversely affect Ford’s reputation or market acceptance of its products as discussed above under “Lower-than-anticipated market acceptance of Ford’s new or existing products.”

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

Item 1A. Risk Factors (Continued)

In recent years, Ford has made significant changes to its product cycle plan to improve the overall fuel economy of vehicles Ford produces, thereby reducing their GHG emissions. There are limits on Ford’s ability to achieve fuel economy improvements over a given timeframe, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. The cost to comply with existing government regulations is substantial, and future, additional regulations could have a substantial adverse impact on Ford’s financial condition and results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales.

Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise. Ford spends substantial resources ensuring that it complies with governmental safety regulations, mobile and stationary source emissions regulations, and other standards. Compliance with governmental standards, however, does not necessarily prevent individual or class actions, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even where Ford’s vehicles comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of Ford’s compliance with regulatory standards, whether related to Ford’s products or business or commercial relationships, may require significant expenditures of time and other resources. Litigation also is inherently uncertain, and Ford could experience significant adverse results. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on Ford’s sales.

A change in requirements under long-term supply arrangements committing Ford to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller (“take-or-pay” contracts). Ford has entered into a number of long-term supply contracts that require it to purchase a fixed quantity of parts to be used in the production of Ford’s vehicles. If Ford’s need for any of these parts were to lessen, Ford could still be required to purchase a specified quantity of the part or pay a minimum amount to the seller pursuant to the take-or-pay contract, which could have a substantial adverse effect on Ford’s financial condition or results of operations.

Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of Ford’s manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations has been impacted favorably by government incentives to a substantial extent as Ford has increased its investment and manufacturing presence in Brazil, and Ford expects this favorable impact to continue for the next several years. In Brazil, the federal government has levied assessments against Ford concerning Ford’s calculation of federal incentives it received, and certain states have challenged the grant to Ford of tax incentives by the state of Bahia, including a constitutional challenge of state incentives that is pending in Brazil’s Supreme Court. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition and results of operations.

Inherent limitations of internal controls impacting financial statements and safeguarding of assets. Ford’s and Ford Credit’s internal control over financial reporting and their respective operating internal controls may not prevent or detect misstatements or loss of assets because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement accuracy and safeguarding of assets.

Item 1A. Risk Factors (Continued)

Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier.  Ford and Ford Credit are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of customers, employees, or others; jeopardize the security of Ford’s or Ford Credit’s facilities; and/or affect the performance of in-vehicle systems. A cyber incident could be caused by malicious outsiders using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses. An incident might not be detected in time to prevent a breach of these systems. Such incident could harm Ford’s or Ford Credit’s reputation and subject Ford or Ford Credit to regulatory actions or litigation.

Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities. Under Ford’s Credit Agreement dated December 15, 2006, as amended and restated on November 24, 2009 and as further amended (“Credit Agreement”), Ford is able to borrow, repay, and then re-borrow up to $10.7 billion until the facilities thereunder terminate in 2017. If the financial institutions that provide these or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to Ford, which could substantially adversely affect Ford’s liquidity and financial condition. In addition, at December 31, 2013, Ford Credit had $34.5 billion of committed liquidity programs, asset-backed commercial paper, and credit facilities, of which $18.4 billion were utilized leaving $16.1 billion available for use for which Ford Credit pays commitment fees. To the extent the financial institutions that provide these committed facilities and programs were to default on their obligation to fund the commitments, these facilities and programs would not be available to Ford Credit.

Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts, due to credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on its credit ratings or its perceived creditworthiness. Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. In addition, Ford Credit may be limited in the amount of receivables it purchases or originates in certain countries or regions if the local capital markets, particularly in developing countries, do not exist or are not adequately developed. Similarly, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition and results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to auction values, marketing programs for new vehicles, and general economic conditions. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s profitability if actual results were to differ significantly from Ford Credit’s projections.

Item 1A. Risk Factors (Continued)

Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. This process drives greater competition based on financing rates. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers. Competition from such institutions with lower borrowing costs may increase, which could adversely affect Ford Credit’s profitability and the volume of its business.

New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations in which it operates, which can impose significant additional costs and/or restrictions on its business.  In the United States, for example, Ford Credit’s operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.

Congress also passed the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act (“Act”) in 2010 to reform practices in the financial services industries, including automotive financing and securitizations. The Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and, among other things, gives the Consumer Financial Protection Bureau (“CFPB”) broad rule-making and enforcement authority for a wide range of consumer finance protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. Exercise of these powers by the CFPB may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies in the automotive finance business. For example, in March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes Ford Credit, take steps to monitor and/or impose controls over dealer discretionary pricing.

In addition, the Act provides that a non-bank financial company could be designated a “systemically important financial institution” by the Financial Stability Oversight Council and thus be subject to supervision by the Board of Governors of the Federal Reserve System.  Such a designation would mean that a non-bank finance company such as Ford Credit, in effect, could be regulated like a bank with respect to capital and other requirements, but without the benefits of being a bank - such as the ability to offer Federal Deposit Insurance Corporation (“FDIC”) insured deposits.

The Act also creates an alternative liquidation framework under which the FDIC may be appointed as receiver of a non-bank financial company if the U.S. Treasury Secretary (in consultation with the President of the United States) determines that the company is in default or danger of default and the resolution of the company under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States. The FDIC’s powers under this framework may vary from those of a bankruptcy court under U.S. bankruptcy law, which could adversely impact securitization markets, including Ford Credit’s funding activities, regardless of whether Ford Credit ever is determined to be subject to the Act’s alternative liquidation framework.

In some countries outside the United States, some of Ford Credit’s subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Compliance with these laws and regulations imposes additional costs on Ford Credit and affects the conduct of its business. Additional regulation could add significant cost or operational constraints that might impair Ford Credit’s profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have none to report.

ITEM 2. PROPERTIES

We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England, from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2013, our total future rental commitment under leases of real property was $29 million.

Item 2: Properties (continued)

We operate through four business centers in the United States and two business centers in Canada.

United States:	Colorado Springs, Colorado	Greenville, South Carolina
	Tampa, Florida	Nashville, Tennessee

Canada:	Edmonton, Alberta	Oakville, Ontario

Each of the U.S. business centers generally services dealers and customers located within its region. All of our U.S. business centers are electronically linked and workload can be allocated across these centers. In addition, our Canadian business centers share a similar electronic linkage and workload allocation capability.

We also have four specialty centers in North America that focus on specific activities:

•	Customer Service Center - Omaha, Nebraska;

•	Loss Prevention Center - Irving, Texas;

•	National Bankruptcy Service Center - Dearborn, Michigan; and

•	National Recovery Center - Mesa, Arizona.

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

Ford Motor Credit Company v. Sudesh Agrawal. On January 18, 2011, a state trial court judge in Cuyahoga County, Ohio certified a nationwide class action with an Ohio subclass in a counterclaim arising out of a collection action. Class claimants allege breach of contract, fraud, and statutory violations for Ford Credit’s lease-end excess wear and use charges. Class claimants allege that the standard applied by Ford Credit in determining the condition of vehicles at lease-end is different than the standard set forth in claimants’ leases. A three-member panel of the Court of Appeals of Ohio, Eighth Appellate District, affirmed nationwide class certification and certification of an Ohio subclass. We appealed, and on December 17, 2013, the Supreme Court of Ohio reversed the Court of Appeals based on a recent Supreme Court of Ohio decision in a separate case involving decertification of a class under similar circumstances. The Agrawal case has been remanded to the Court of Appeals for further proceedings.

Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2013, with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, or liquidity.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2013 10-K Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2013, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2013, and there is no market for our Shares. We paid cash distributions to our parent of $445 million and $600 million in 2013 and 2012, respectively.

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

Generation of Revenue, Income and Cash

The principal factors that influence our earnings are the amount and mix of finance receivables and operating leases and financing margins. The performance of these receivables and leases over time, mainly through the impact of credit losses and variations in the residual value of leased vehicles, also affects our earnings.

The amount of our finance receivables and operating leases depends on many factors, including:

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

For finance receivables, financing margin equals the difference between revenue earned on finance receivables and the cost of borrowed funds. For operating leases, financing margin equals revenue earned on operating leases, less depreciation expense and the cost of borrowed funds. Interest rates earned on most receivables and rental charges on operating leases generally are fixed at the time the contracts are originated. On some receivables, primarily dealer financing, we charge interest at a floating rate that varies with changes in short-term interest rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Performance

We review our business performance on a managed basis. Our managed receivables include (i) the finance receivables and operating leases we own and (ii) the securitized finance receivables and operating leases that remain on our balance sheet (including other structured financings and factoring transactions that have features similar to securitization transactions). Our managed receivables exclude unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). To evaluate our performance we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.

We measure the performance of our North America and International Segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. We make these adjustments because they are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. For additional information regarding our segments, see Note 18 of our Notes to the Financial Statements.

Results of Operations

Overview

In general, we measure year-over-year changes in pre-tax profit using the causal factors listed below:

•	Volume – Volume is reflected within Net financing margin on the income statement.

◦
Volume primarily measures changes in net financing margin driven by changes in average finance receivables and net investment in operating leases at prior period financing margin yield (defined below in financing margin).

◦
Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which we purchase retail installment sale and lease contracts, the extent to which we provide wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through us, and the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section below.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the number of vehicles that will be returned to us and sold, and changes in our estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Other – Primarily includes Operating expenses, Other revenue, and Insurance expenses on the income statement.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

2013 Compared with 2012

On a pre-tax basis we earned $1.8 billion in 2013, compared with $1.7 billion in 2012. The following chart shows the increase in pre-tax profit by causal factor:

2013 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2012

Millions
$59
$1,697
$1,756
$304
$6
$(139)
$(62)
$(50)
2012
2013
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:

Receivables (Bils.)	2012	2013
Net (a)	$89	$100
Managed (b)	92	103

(a)
Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit’s balance sheet. Net investment in operating leases now includes unearned interest supplements and residual support. The prior period was revised to conform to current year presentation.

(b)
Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The prior period was revised to conform to current year presentation.

The improvement of $59 million is more than explained by higher volume, primarily in North America, driven by an increase in leasing reflecting changes in Ford’s marketing programs, as well as higher non-consumer finance receivables due to higher dealer stocks.

Partial offsets are higher credit losses due to lower credit loss reserve reductions in all geographic segments and unfavorable residual performance related to lower than expected auction values in North America.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the years ending December 31 are shown below (in millions). For additional information, see Note 18 of our Notes to the Financial Statements.

	2013	2012	2013 Over/(Under) 2012
Income before income taxes
North America Segment	$1,438	$1,550	$(112)
International Segment	371	249	122
Unallocated risk management	(53)	(102)	49
Income before income taxes	$1,756	$1,697	$59

North America Segment

The full year decrease in the North America Segment pre-tax profit is primarily explained by lower financing margin reflecting the run-off of higher yielding assets originated in prior years, unfavorable residual performance due to lower auction values in the U.S., and higher credit losses due to lower credit loss reserve reductions. A partial offset is higher volume, primarily driven by an increase in leasing reflecting changes in Ford’s marketing programs, and higher non-consumer finance receivables due to higher dealer stocks.

International Segment

The full year increase in the International Segment pre-tax profit is primarily attributable to Europe, explained by higher financing margin primarily driven by lower borrowing costs, as well as lower residual losses, partially offset by lower credit loss reserve reductions.

Unallocated Risk Management

The improvement in unallocated risk management primarily reflects the nonrecurrence of unfavorable performance in market valuation adjustments to derivative features included in the Ford Upgrade Exchange Linked (“FUEL”) notes. For additional information, see Notes 7 and 16 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2012 Compared with 2011

On a pre-tax basis we earned $1.7 billion in 2012, compared with $2.4 billion in 2011. The following chart shows the decrease in pre-tax profit by causal factor:

2012 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2011

Millions
$2,404
$(707)
$1,697
$58
$(283)
$(125)
$(523)
$166
2011
2012
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:

Receivables (Bils.)	2011	2012
Net (a)	$82	$89
Managed (b)	85	92

(a)
Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit’s balance sheet. Net investment in operating leases now includes unearned interest supplements and residual support. The prior period was revised to conform to current year presentation.

(b)
Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The prior period was revised to conform to current year presentation.

The unfavorable lease residual performance primarily reflected lower residual gains, driven by lower termination and return volumes and lower per-unit gains. On average, vehicles were sold at gains in 2011 and 2012, but we had fewer lease vehicles returned. For 2012, the lower return volume and smaller per-unit gains resulted in $523 million adverse residual performance when compared to 2011.

Lower financing margin is more than explained by a reduction in revenue from consumer finance receivables and operating leases in North America. This decline reflected the run-off of higher yielding consumer finance receivables and operating leases originated in prior years and the origination in more recent years of lower yielding assets. Interest expense as a percent of average receivables decreased, but at a lower rate.

Results of our operations by business segment and unallocated risk management for the years ending December 31 are shown below (in millions). For additional information, see Note 18 of our Notes to the Financial Statements.

	2012	2011	2012 Over/(Under) 2011
Income before income taxes
North America Segment	$1,550	$2,159	$(609)
International Segment	249	371	(122)
Unallocated risk management	(102)	(126)	24
Income before income taxes	$1,697	$2,404	$(707)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

North America Segment

The full year decrease in the North America Segment pre-tax profit is more than explained by fewer leases terminations, which resulted in fewer vehicles sold at a gain, and lower financing margin as higher yielding assets originated in prior years run off.

International Segment

The full year decrease in the International Segment pre-tax profit is more than explained by the nonrecurrence of 2011 foreign currency translation adjustments related to the discontinuation of financing in Australia, lower volume, and unfavorable lease residual performance, offset partially by higher financing margin.

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the years ending December 31 were as follows (in thousands):

	2013	2012	2011
North America Segment
United States	1,122	978	870
Canada	140	114	111
Total North America Segment	1,262	1,092	981
International Segment
Europe	404	392	382
Other international	96	58	57
Total International Segment	500	450	439
Total contract placement volume	1,762	1,542	1,420

Shown below are our financing shares of new Ford- and Lincoln-brand vehicles sold by dealers in the United States and new Ford-brand vehicles sold by dealers in Europe for the years ended December 31.

Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe for the years ended December 31:

	2013	2012	2011
United States
Financing share
Retail installment and lease	40%	38%	36%
Wholesale	77	78	80
Europe
Financing share
Retail installment and lease	34%	32%	29%
Wholesale	98	98	99

North America Segment

The increase in total contract placement volume primarily reflects higher sales of new Ford and Lincoln vehicles. The increase in retail financing share primarily reflects changes in Ford’s marketing programs that favored us.

International Segment

The increase in total contract placement volume primarily reflects growth in sales of new Ford vehicles in China. The increase in retail financing share primarily reflects retail financing share increases in the U.K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, at December 31 were as follows (in billions):

	2013	2012
Net Receivables
Finance receivables – North America Segment
Consumer - Retail financing	$40.9	$39.5
Non-Consumer
Dealer Financing (a)	22.1	19.5
Other	1.0	1.1
Total finance receivables - North America Segment (b)	64.0	60.1
Finance receivables – International Segment
Consumer - Retail financing	10.8	9.0
Non-Consumer
Dealer Financing (a)	8.3	7.5
Other	0.4	0.4
Total finance receivables - International Segment (b)	19.5	16.9
Unearned interest supplements	(1.5)	(1.5)
Allowance for credit losses	(0.4)	(0.4)
Finance receivables, net	81.6	75.1
Net investment in operating leases (b)(c)	18.3	13.6
Total net receivables	$99.9	$88.7

Managed Receivables
Total net receivables	$99.9	$88.7
Unearned interest supplements and residual support	3.1	2.6
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	—	—
Total managed receivables (d)	$103.4	$91.7
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory. For additional information, see Note 2 of our Notes to the Financial Statements.

(b)
At December 31, 2013 and December 31, 2012, includes consumer receivables before allowance for credit losses of $27.7 billion and $29.3 billion and non-consumer receivables before allowance for credit losses of $23.9 billion and $21.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2013 and December 31, 2012, includes net investment in operating leases before allowance for credit losses of $8.1 billion and $6.3 billion, respectively, that have been included in securitization transactions but continue to be reported in our financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections below and Note 5 of our Notes to the Financial Statements for the period ended December 31, 2013.

(c)
Beginning in the fourth quarter, Ford Credit changed its accounting method to include unearned interest supplements and residual support in Net investment in operating leases. These amounts are amortized to Depreciation on vehicles subject to operating leases. The prior period was revised to conform to current year presentation. There is no change to profit before income tax or net income. For additional information regarding Net investment in operating leases, see Note 3 of our Notes to the Financial Statements.

(d)	The prior period was revised to conform to current year presentation.

Managed receivables at December 31, 2013 increased from year-end 2012, driven by increases in non-consumer and consumer finance receivables in all segments and increases in leasing in the North America segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserve) is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section below.

Most of our charge-offs are related to retail finance and operating lease contracts. Charge-offs result from the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail finance and operating lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section below.

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At December 31, 2013 and 2012, we classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in our portfolio as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Loss Metrics

Worldwide

The following charts show annual trends of charge-offs (credit losses, net of recoveries), loss-to-receivables ratios (charge-offs divided by average managed receivables), credit loss reserve, and our credit loss reserve as a percentage of end-of-period (“EOP”) managed receivables:

HISTORICAL CREDIT LOSS METRICS

Worldwide Charge-Offs (Mils.) and LTR (%)

1.07%
LTR
0.47%
0.24%
0.16%
0.18%
$1,095
$415
$201
$136
$176
2009
2010
2011
2012
2013

Worldwide Credit Loss Reserve (Mils.) and Reserve as a Pct. Of EOP Managed Receivables

1.61%
Reserves as % of EOP Managed Receivables
1.02%
0.63%
0.44%
0.37%
$1,549
$854
$534
$408
$380
2009
2010
2011
2012
2013

Our charge-offs were up from our record-low in 2012, primarily reflecting higher severity and lower recoveries in the North America Segment, and higher losses in the International Segment.

The loss-to-receivables ratio was up 2 basis points from 2012 and is our second lowest on record.

The credit loss reserve and the reserve as a percentage of EOP receivables were both lower than a year ago, reflecting the continuation of low charge-offs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Retail Installment and Operating Lease

The following charts show the credit loss drivers for our U.S. Ford- and Lincoln-brand retail financing and operating lease portfolio, which comprised approximately 72% of our worldwide consumer portfolio at December 31, 2013:

HISTORICAL U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Average Placement FICO Score

726
730
738
737
738
2009
2010
2011
2012
2013

Over-60-Day Delinquencies (a)

0.24%
0.15%
0.14%
0.15%
0.15%
2009
2010
2011
2012
2013

Memo: New Bankruptcy Filings (000)

2009	2010	2011	2012	2013
47	42	31	23	17

Repossessions (000)

3.01%
2.41%
1.86%
1.35%
1.18%
Repo. Ratio
94
64
45
32
29
2009
2010
2011
2012
2013

Memo: Severity

2009	2010	2011	2012	2013
$8,300	$6,900	$6,500	$6,900	$7,600

Charge-Offs (Mils.) and LTR (%)

1.32%
0.68%
0.36%
0.23%
0.26%
LTR
$635
$280
$144
$100
$127
2009
2010
2011
2012
2013

(a) Excluding bankruptcies

The upper left box shows the stability of our average placement FICO, reflecting our commitment to maintaining consistent underwriting standards through all business cycles.

The remaining metrics indicate how the portfolio is performing. Over-60-day delinquencies are consistent with prior years.

Our repossession ratio of 1.18% is our lowest on record.

Severity of $7,600 in 2013 is up $700 from 2012, primarily reflecting lower auction values, consistent with the decline in the 2013 average Manheim Index (a proxy for industry-wide used vehicle prices).

Charge-offs and the loss-to-receivables ratio increased from a year ago, primarily reflecting higher severity and lower recoveries.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. Changes in expected residual values impact the depreciation expense, which is recognized on a straight-line basis over the life of the lease.

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section below.

North America Retail Operating Lease Experience

We use various statistics to monitor our residual risk:

•	Placement volume measures the number of leases we purchase in a given period;

•	Termination volume measures the number of vehicles for which the lease has ended in a given period; and

•	Return volume reflects the number of vehicles returned to us by customers at lease end.

The North America Segment accounted for 99% of Ford Credit’s total operating leases at December 31, 2013. The following table shows operating lease placement, termination, and return volumes for this Segment for the years ending December 31 (in thousands, except for percentages):

	2013	2012	2011
Placements	365	257	219
Terminations	174	126	246
Returns	117	76	144

Memo:
Return rates	67%	60%	59%

In 2013, placement volumes were up 108,000 units compared with 2012, primarily reflecting changes in Ford’s marketing programs and higher industry sales. Termination volumes increased by 48,000 units compared with 2012, reflecting higher lease placements in 2011 relative to prior years. Return volumes increased 41,000 units compared with 2012, reflecting higher terminations and higher return rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show annual return volumes and auction values at incurred vehicle mix for vehicles returned in the respective periods. In 2013, Ford Credit’s U.S. lease originations represented about 18% of total U.S. retail sales of Ford- and Lincoln-brand vehicles, and the U.S. operating lease portfolio accounted for about 88% of our total net investment in operating leases at December 31, 2013.

HISTORICAL U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
159
60
65
34
159
39
71
49
86
4
44
38
62
33
17
12
114
71
26
17
2009
2010
2011
2012
2013

Memo: Ford and Lincoln U.S. Return Rates

2009	2010	2011	2012	2013
78%	65%	56%	62%	71%

Auction Values (At Incurred Mix)

24-Month
$18,170
$18,905
$19,740
$19,875
$19,000
$13,730
$15,800
$16,540
$17,535
$17,385
36-Month
2009
2010
2011
2012
2013

Memo: Worldwide Net Investment in Operating Leases (Bils.) (a)

2009	2010	2011	2012	2013
$13.5	$9.1	$10.1	$13.6	$18.3

(a)
During the fourth quarter of 2013, Ford Credit changed its accounting method to include unearned operating lease interest supplements and residual support in Net Investment in Operating Leases. The prior periods were revised to conform to current year presentation.

Lease return volumes in 2013 were up significantly from 2012, reflecting primarily the higher lease placements in 2011 relative to prior years. Our 2013 lease return rate was 71%, up 9 percentage points compared with 2012 reflecting lower auction values.

In 2013, our auction values for both 24-month and 36-month vehicles declined, consistent with industry trends.

Our worldwide net investment in operating leases was $18.3 billion at the end of 2013, up from $13.6 billion in 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the U.S. Securities and Exchange Commission:

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

In 2013, we achieved an investment grade rating from S&P. We are now rated investment grade by four major agencies, and all four have us with a stable outlook. The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2011 by these four NRSROs:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy remains focused on diversification, and we plan to continue accessing a variety of markets, channels, and investors. We completed our full-year 2013 funding plan, issuing $25 billion of public term funding. Our public unsecured issuance was about $11 billion, including over $640 million issued under the Ford Credit U.S. Retail Notes program.

Our liquidity remains strong and we ended the year with $21.4 billion of available liquidity and $34.5 billion of committed capacity, compared with about $19.7 billion and $31.5 billion, respectively, at December 31, 2012. For additional information on our committed capacity programs, refer to the “Liquidity” section.

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and regulation on our ability to access debt and derivatives markets, or renew our committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to our funding plan. As a result of such events or regulation, we may need to reduce new originations of receivables, thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

Funding Sources

Our funding sources include primarily securitization transactions (including other structured financings) and unsecured debt. We issue both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months.

We sponsor a number of securitization programs that can be structured to provide both short- and long-term funding through institutional investors in the United States and international capital markets. For additional information on our securitization transactions, refer to the “Securitization Transactions” section below.

We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, and Mexico. At December 31, 2013, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $5.3 billion. At December 31, 2013, the principal amount outstanding of our unsecured commercial paper was about $2.0 billion, which primarily represents issuance under our commercial paper program in the United States.

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

Cost of Funding Sources

The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable London Interbank Offered Rate (“LIBOR”), or other comparable benchmark rates. The funding costs of our floating rate demand notes change depending on market conditions.

In addition to enhancing our liquidity and diversifying our funding sources, one of the main reasons that securitization remains a primary funding source has been the cost advantage our securitization transactions offer over our unsecured long-term debt funding. As our credit ratings improve, we expect to increase the mix of unsecured funding. During 2013, the weighted average spread of the triple-A rated notes offered in our U.S. public retail securitization transactions ranged from 9 to 25 basis points over the relevant benchmark rates and our U.S. institutional unsecured long-term debt transaction spreads ranged from 78 to 159 basis points over the relevant benchmark rates.

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
Term Debt
Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$85
$5
$7
$40
$33
$3
$9
$12
$92
$2
$5
$6
$37
$39
$4
$10
$11
$103
$2
$5
$3
$43
$45
$5
$11
$11
~$110
$~3
$~6
$40-45
$50-54
$5-6
$11-12
$9-11
Year-End 2011
Year-End 2012
Year-End 2013
Year-End 2014 Fcst.
Securitized Funding as Percentage of Managed Receivables
55%
47%
44%
38-42%

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.
(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(c)	Excludes marketable securities related to insurance activities.

At year-end 2013, managed receivables were $103 billion and we ended the year with about $11 billion in cash. Securitized funding was 44% of managed receivables, down from 47% at year-end 2012, reflecting a greater mix of unsecured debt.

We are projecting 2014 year-end managed receivables of about $110 billion and securitized funding as a percentage of managed receivables in the range of 38% to 42%. This percentage will continue to decline going forward.

Public Term Funding Plan

The following table illustrates our planned issuances for full-year 2014, and our public term funding issuances in 2013, 2012, and 2011 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2014 Forecast		2013	2012	2011

Unsecured	$9	-12	$11	$9	$8
Securitizations (a)	12	-15	14	14	11
Total	$21	-27	$25	$23	$19
__________

(a)	Includes Rule 144A offerings.

In 2013, we completed $25 billion of public term funding in the United States, Canada, and Europe, including about $11 billion of unsecured debt and $14 billion of securitizations.

For 2014, we project full-year public term funding in the range of $21 billion to $27 billion, including $9 billion to $12 billion of unsecured debt and $12 billion to $15 billion of public securitizations. Through February 17, 2014, we have completed $1.6 billion of public term funding, consisting of a securitization transaction in the United States.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes our credit facilities, FCAR Owner Trust retail securitization program (“FCAR”), and asset-backed funding facilities), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund). Liquidity available for use is defined as gross liquidity less asset-backed capacity in excess of eligible receivables.

The following table illustrates our liquidity programs and utilization at December 31 (in billions):

	2013	2012	2011
Liquidity Sources (a)
Cash (b)	$10.8	$10.9	$12.1
Unsecured credit facilities	1.6	0.9	0.7
FCAR bank lines	3.5	6.3	7.9
Conduit/Bank Asset-Backed Securitizations (“ABS”)	29.4	24.3	24.0
Total liquidity sources	45.3	42.4	44.7

Utilization of Liquidity
Securitization cash (c)	(4.4)	(3.0)	(3.7)
Unsecured credit facilities	(0.4)	(0.1)	(0.2)
FCAR bank lines	(3.3)	(5.8)	(6.8)
Conduit/Bank ABS	(14.7)	(12.3)	(14.5)
Total utilization of liquidity	(22.8)	(21.2)	(25.2)
Gross liquidity	22.5	21.2	19.5
Capacity in excess of eligible receivables	(1.1)	(1.5)	(2.4)
Liquidity available for use	$21.4	$19.7	$17.1
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

At December 31, 2013, we had $45.3 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of our liquidity totaled $22.8 billion at year-end 2013, compared with $21.2 billion at year-end 2012. The increase of $1.6 billion reflects higher securitization cash and usage of our unsecured credit facilities.

We ended 2013 with gross liquidity of $22.5 billion. Capacity in excess of eligible receivables was $1.1 billion. This provides a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed. Total liquidity available for use continues to remain strong at $21.4 billion at year-end 2013, $1.7 billion higher than year-end 2012. We are focused on maintaining liquidity levels that meet our business and funding requirements through economic cycles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2013, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.8 billion, compared with $10.9 billion at year-end 2012.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.  Within our cash, cash equivalents, and marketable securities, we did not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain at December 31, 2013.

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $4.4 billion and $3.0 billion at December 31, 2013 and 2012, respectively.

Our substantial liquidity and cash balance have provided us the opportunity to selectively call and repurchase our unsecured and asset-backed debt through market transactions. In 2013, we called an aggregate principal amount of $163 million (of which none were maturing in 2013) of our unsecured debt.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $29.4 billion ($18.4 billion of retail financing, $5.7 billion of wholesale financing, and $5.3 billion of operating lease assets) at December 31, 2013, of which $5.4 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $24.5 billion (of which $5.0 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities in 2015. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At December 31, 2013, $14.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities. At December 31, 2013, we and our majority-owned subsidiaries had $1.6 billion of contractually committed unsecured credit facilities with financial institutions, including FCE’s £720 million (equivalent to $1.2 billion at December 31, 2013) syndicated credit facility (the “FCE Credit Agreement”), which matures in 2016. At December 31, 2013, $1.2 billion was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At December 31, 2013, the FCE Credit Agreement included £95 million (equivalent to $157 million at December 31, 2013) of commitments from financial institutions based in Italy. There were no commitments from financial institutions in Greece, Ireland, Portugal, or Spain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At December 31, 2013, FCAR’s bank liquidity facilities available to support FCAR’s asset-backed commercial paper, subordinated debt, or its purchase of our asset-backed securities totaled $3.5 billion, down from $6.3 billion at December 31, 2012. This reduction has been offset by increases in other committed liquidity programs, leaving our total sources of liquidity largely unchanged. We will transition away from our FCAR program in 2014. During this transition we will retain liquidity facilities sufficient to support FCAR’s asset-backed commercial paper and subordinated debt. FCAR has not made any purchases of asset-backed securities since March 2013 and will make no further purchases of asset-backed securities. Our plan is to completely wind down FCAR by second quarter 2014. We have not issued any new FCAR commercial paper since year-end 2013, and we do not plan to issue any in the future. To facilitate the wind-down of the program, in early 2014 we began repurchasing asset-backed securities held by FCAR. We are funding these purchases through available liquidity sources, including cash and committed liquidity facilities. In October 2013, we established a new two-year syndicated committed asset-backed liquidity facility. The new facility, along with growth in other asset-backed private capacity, will offset the liquidity effects of winding down the FCAR program.

Balance Sheet Liquidity Profile

We define our balance sheet liquidity profile as the cumulative maturities, including the impact of prepayments, of our finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. The following chart shows our cumulative maturities for the periods presented at December 31, 2013:

BALANCE SHEET LIQUIDITY PROFILE

Billions
Assets (a)
Debt (b)
$69
$37(c)
$90
$58
$104
$75
$114
$99
2014
2015
2016
2017 & Beyond

Memo: Unsecured long-term debt maturities (Bils.)

2014	2015	2016	2017 & Beyond
$4.5	$9.3	$9.0	$20.3

(a)
Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Retail and lease ABS are treated as amortizing immediately to match the underlying assets.
(c)	Includes all of the wholesale ABS term and conduit maturities of $8.7 billion that otherwise contractually extend to 2015 and beyond.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases, and cash. Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 2 and 9 of our Notes to the Financial Statements. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for our retail installment sale contracts and investment in operating leases. The 2014 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise shown in Note 2 as extending beyond 2014. The chart above also reflects the following adjustments to debt maturities in Note 9 to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2014 maturities include all of the wholesale securitization transactions, even if the maturities extend beyond 2014; and

•	Retail securitization transactions under certain committed liquidity programs are assumed to amortize immediately rather than amortizing after the expiration of the commitment period.

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

Securitization Transactions

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions in capital markets primarily in North America and Europe. We completed our first securitization transaction in 1988, and regularly securitize assets, purchased or originated, in the United States, Canada, Mexico, and several European countries.

Our securitization transactions involve sales to consolidated entities or we maintain control over the assets. As a result, the securitized assets and related debt remain on our balance sheet and affect our financial condition, operating results, and liquidity. New programs and new transaction structures typically require substantial development time before coming to market.

Securitization provides us with a lower cost source of funding compared with unsecured debt and it diversifies our funding among different markets and investors. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed liquidity programs.

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

Securitization SPEs have limited purposes and generally are only permitted to purchase the securitized assets, issue asset-backed securities, and make payments on the securities. Some SPEs, such as certain trusts that issue securities backed by retail installment sale contracts, only issue a single series of securities and are dissolved when those securities have been paid in full. Other SPEs, such as the trusts that issue securities backed by wholesale receivables, issue multiple series of securities from time to time and are not dissolved until the last series of securities is paid in full.

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

Selection of Assets, Enhancements, and Retained Interests

In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction. For example, for securitization transactions of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing (e.g., when the obligor is not more than 30-days delinquent or bankrupt). It is our preferred practice to satisfy the applicable eligibility criteria by randomly selecting the assets to be included in a particular securitization from our entire portfolio of assets. However, there may be circumstances in which regulatory or rating agency requirements compel us to intentionally select certain assets.

We provide various forms of credit and payment enhancements to increase the likelihood of receipt by securitization investors of the full amount of interest and principal due on their asset-backed securities. Credit enhancements include (i) over-collateralization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), (ii) segregated cash reserve funds, (iii) subordinated securities, (iv) excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related asset-backed securities), and (v) accelerated payments where all excess spread and all principal collections from the receivables are used to repay the asset-backed securities until such securities are repaid in full or a target over-collateralization amount is attained. Payment enhancements include interest rate swaps and other hedging arrangements, liquidity facilities, and certain cash deposits.

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

Our Continuing Obligations

We are engaged as servicer to service the securitized assets and securitization transactions. Our servicing duties include collecting payments on the securitized assets, preparing monthly investor reports on the performance of the securitized assets, and facilitating payments to securitization investors. While servicing securitized assets, we apply the same servicing policies and procedures that we apply to our owned assets and maintain our normal relationship with our financing customers.

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

Risks to Continued Funding under Securitization Programs

The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:

•
Retail Securitization. In October 2013, we established a two-year syndicated liquidity facility requiring the committed lenders to purchase rated, floating-rate asset-backed securities backed by retail installment sale contracts originated in the United States. If the over-collateralization and segregated cash reserve fund balance for any outstanding asset-backed security under this facility decreases below a specified level, each committed lender has the option to terminate its individual commitment.

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

In addition to the structural features discussed previously, our securitization programs may be affected by the following factors:

•
Market - Market disruption and volatility could impact investors’ acceptance of asset-backed securities and our ability to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts.

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

•	Credit ratings - Credit ratings assigned to us may impact investors’ acceptance of our asset-backed securities.

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

On-Balance Sheet Arrangements

Our securitization transactions involve sales to consolidated entities or we maintain control over the assets and, therefore, the securitized assets and related debt remain on our balance sheet. The securitized assets are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. They are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. This debt is the obligation of our consolidated securitization entities and not the obligation of Ford Credit or our other subsidiaries. For additional information on our on-balance sheet arrangements, see Note 5 of our Notes to the Financial Statements.

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2013			2012
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt
Finance Receivables
North America Segment
Retail financing	$1.5	$21.8	$20.0	$1.6	$23.0	$20.1
Wholesale financing	1.8	18.9	13.1	0.2	17.1	11.5
Total North America Segment	3.3	40.7	33.1	1.8	40.1	31.6
International Segment
Retail financing	0.6	5.9	4.7	0.7	6.3	5.3
Wholesale financing	0.1	5.0	2.5	0.1	4.5	2.3
Total International Segment	0.7	10.9	7.2	0.8	10.8	7.6
Total finance receivables	4.0	51.6	40.3	2.6	50.9	39.2
Net investment in operating leases	0.4	8.1	5.6	0.4	6.3	4.2
Total on-balance sheet arrangements	$4.4	$59.7	$45.9	$3.0	$57.2	$43.4
__________

(a)	Before allowances for credit losses. Unearned interest supplements and residual support are excluded from securitization transactions.

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage at December 31 (in billions, except for ratios):

	2013	2012	2011
Total debt (a)	$98.7	$89.3	$84.7
Equity	10.6	9.7	8.9
Financial statement leverage (to 1)	9.3	9.2	9.5
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows the calculation of our managed leverage at December 31 (in billions, except for ratios):

	2013	2012	2011
Total debt (a)	$98.7	$89.3	$84.7
Adjustments for cash, cash equivalents, and marketable securities (b)	(10.8)	(10.9)	(12.1)
Adjustments for derivative accounting (c)	(0.2)	(0.8)	(0.7)
Total adjusted debt	$87.7	$77.6	$71.9

Equity	$10.6	$9.7	$8.9
Adjustments for derivative accounting (c)	(0.3)	(0.3)	(0.2)
Total adjusted equity	$10.3	$9.4	$8.7
Managed leverage (to 1) (d)	8.5	8.3	8.3
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

We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We deduct cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) because they generally correspond to excess debt beyond the amount required to support our operations and amounts to support on-balance sheet securitization transactions. We make derivative accounting adjustments to our assets, debt, and equity positions to reflect the impact of interest rate instruments we use in connection with our term-debt issuances and securitization transactions. The derivative accounting adjustments related to these instruments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For additional information on our use of interest rate instruments and other derivatives, refer to Item 7A.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2013, our managed leverage was 8.5:1, compared with 8.3:1 at December 31, 2012. In 2014, we expect managed leverage to be in the range of 8:1 to 9:1. In 2013, we paid $445 million in distributions to our parent, Ford Holdings LLC. For information on our planned distributions, refer to the “Outlook” section. For information regarding income taxes paid to Ford or our deferred tax assets and liabilities, see Notes 8, 10, and 17 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2013 are shown below (in millions):

	Payments Due by Period
	2014	2015 - 2016	2017 - 2018	2019 and Thereafter	Total
Long-term debt (a)	$21,801	$38,100	$16,305	$7,450	$83,656
Interest payments relating to long-term debt (b)	2,390	3,093	1,385	1,161	8,029
Operating lease	10	13	7	4	34
Purchase obligations	—	—	—	—	—
Total	$24,201	$41,206	$17,697	$8,615	$91,719
__________

(a)	Excludes fair value adjustments of $103 million and unamortized debt discounts of $87 million; includes capital lease obligations of $1 million.

(b)	Excludes amortization of debt discounts/premiums.

Liabilities recognized for unrecognized tax benefits of $159 million are excluded from the table above. Due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on income taxes, see Note 10 of our Notes to the Financial Statements.

For additional information on our long-term debt and operating lease obligations, see Notes 9 and 20, respectively, of our Notes to the Financial Statements.

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

Allowance for Credit Losses

The allowance for credit losses is our estimate of the probable credit losses inherent in finance receivables and operating leases at the date of the balance sheet. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. For additional information regarding our allowance for credit losses, see Note 4 of our Notes to the Financial Statements.

Nature of Estimates Required. We estimate the probable credit losses inherent in finance receivables and operating leases based on several factors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consumer Segment. The retail financing and operating lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models. Reasons for imprecision include changes in economic trends and conditions, portfolio composition, and other relevant factors.

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

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford- and Lincoln-brand retail financing and operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
	Percentage Point Change	December 31, 2013 Allowance for Credit Losses	2014 Expense
Assumption
Repossession ratios (a)	+/- 0.1 pt.	$27 / $(27)	$27 / $(27)
Loss severity	+/- 1.0	$3 / $(3)	$3 / $(3)
__________

(a)	Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.

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

Accumulated Depreciation on Vehicles Subject to Operating Leases

Accumulated depreciation on vehicles subject to operating leases reduces the value of the leased vehicles in our operating lease portfolio from their original acquisition value to their expected residual value at the end of the lease term. For additional information on net investment in operating leases, including the amount of accumulated depreciation, see Note 3 of our Notes to the Financial Statements.

We monitor residual values each month, and we review the adequacy of our accumulated depreciation on a quarterly basis. If we believe that the expected residual values for our vehicles have changed, we revise depreciation to ensure that our net investment in operating leases (equal to our acquisition value of the vehicles less accumulated depreciation) will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. Such adjustments to depreciation expense would result in a change in the depreciation rates of the vehicles subject to operating leases and are recorded prospectively on a straight-line basis.

Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. For additional information on our residual risk on operating leases, refer to the “Residual Risk” section above.

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

Assumptions Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

•Auction value. The market value of the vehicles when sold at the end of the lease; and
•Return volumes. The number of vehicles that will be returned at lease end.

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford- and Lincoln-brand operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
	Percentage Change	December 31, 2013 Accumulated Depreciation on Vehicles Subject to Operating Leases	2014 Expense
Assumption
Future auction values	+/- 1.0	$(71) / $71	$(31) / $31
Return volumes	+/- 1.0	$6 / $(6)	$4 / $(4)

The impact of the increased accumulated supplemental depreciation in 2013 would be charged to expense in the 2014 - 2017 periods. Adjustments to the amount of accumulated depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

For full-year 2014, we expect full year pre-tax profit to be about equal to 2013. The profit from the growth in receivables should offset the continued normalization of credit losses, the continued run off of higher-yielding assets, and the impact of Ford Credit’s strategy to increase its percentage of unsecured debt as we continue to build a stronger investment grade company.

We also expect managed receivables at year end of about $110 billion, managed leverage to continue in the range of 8:1 to 9:1, and distributions to our parent of about $250 million.

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

•	Single-source supply of components or materials;

•	Labor or other constraints on Ford’s ability to maintain competitive cost structure;

•	Substantial pension and postretirement health care and life insurance liabilities impairing liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns);

•	Restriction on use of tax attributes from tax law “ownership change;”

•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;

•	Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

We are exposed to a variety of risks in the normal course of our business. Our financial condition depends on the extent to which we effectively identify, assess, monitor, and manage these risks. The principal types of risk to our business include:

•	Market risk - the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;

•	Counterparty risk - the possibility that a counterparty may default on a derivative contract or cash deposit;

•	Credit risk - the possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk - the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;

•	Liquidity risk - the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

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

Our strategies to manage market risks are approved by our Asset Liability Committee (“ALCO”) and the Ford Global Risk Management Committee (“GRMC”). The ALCO is co-chaired by our Chief Financial Officer and the Treasurer of Ford. The GRMC is chaired by the Chief Financial Officer of Ford.

The Ford Treasurer’s Office is responsible for the execution of our market risk management strategies. These strategies are governed by written policies and procedures. Separation of duties is maintained between the strategy and approval of derivative trades, the execution of derivatives trades, and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that these controls are effective. In addition, the ALCO, GRMC, Ford’s Audit Committee, and Ford Credit’s Board of Directors review our market risk exposures and use of derivatives to manage these exposures.

Interest Rate Risk

Nature of Exposure. Our assets and the related debt have different re-pricing periods, and consequently, respond differently to changes in interest rates.

Our assets consist primarily of fixed-rate retail finance and operating lease contracts and floating-rate wholesale receivables. Fixed-rate retail finance and operating lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Wholesale receivables are originated to finance new and used vehicles held in dealers’ inventory and generally require dealers to pay a floating rate.

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

Risk Management. Our interest rate risk management objective is to reduce volatility in our cash flows and economic value from changes in interest rates based on an established risk tolerance. We use economic value sensitivity analysis and re-pricing gap analysis to evaluate potential long-term effects of changes in interest rates. We then enter into interest rate swaps to convert portions of our floating-rate debt to fixed or our fixed-rate debt to floating to ensure that our exposure falls within the established tolerances. We also use pre-tax cash flow sensitivity analysis to monitor the level of near-term cash flow exposure. The pre-tax cash flow sensitivity analysis measures the changes in expected cash flows associated with our interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month horizon. The ALCO reviews the re-pricing mismatch and exposure every month and approves interest rate swaps required to maintain exposure within approved thresholds prior to execution.

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

Under these interest rate scenarios, we expect more assets than debt and liabilities to re-price in the next twelve months. Other things being equal, this means that during a period of rising interest rates, the interest earned on our assets will increase more than the interest paid on our debt, thereby initially increasing our pre-tax cash flow. During a period of falling interest rates, we would expect our pre-tax cash flow to initially decrease. Our pre-tax cash flow sensitivity to interest rate movement is highlighted in the table below.

Our pre-tax cash flow sensitivity at December 31 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity given a one percentage point instantaneous increase in interest rates	Pre-Tax Cash Flow Sensitivity given a one percentage point instantaneous decrease in interest rates (a)
December 31, 2013	$63	$(63)
December 31, 2012	77	(77)
___________

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk

Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, Euros, and Pound Sterling. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2013, is insignificant. For additional information on our derivatives, see Note 7 of our Notes to the Financial Statements.

Derivative Notional Values. The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2013	2012
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$17	$11
Pay-floating, receive-fixed, excluding securitization swaps	30	27
Securitization swaps	42	47
Total interest rate derivatives	89	85

Other derivatives
Cross-currency swaps	3	3
Foreign currency forwards	2	2
Total notional value	$94	$90

Derivative Fair Values. Net fair value of Ford Credit’s derivative financial instruments at December 31, 2013 was an asset of $79 million, compared to an asset of $856 million at December 31, 2012. For additional information regarding our derivatives, see Note 7 of our Notes to the Financial Statements.

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

Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. Exposure limits are established based on our overall risk tolerance and estimated loss projections, which are calculated from ratings-based historical default probabilities and market-based credit default swap (CDS) spreads. The exposure limits are lower for lower-rated counterparties, counterparties that have relatively higher CDS spreads, and for longer-dated exposures. Our exposures are monitored on a regular basis and are included in periodic reports to Ford’s Treasurer and our Chief Financial Officer.

Substantially all of our derivative exposures are with counterparties that have an investment grade rating. Investment grade is our guideline for counterparty minimum long-term ratings. For additional information on our derivatives, see Note 7 of our Notes to the Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the accompanying Notes, and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, “Exhibits and Financial Statement Schedules” and set forth on pages FC-1 through FC-53 immediately following the signature pages of this Report.

Selected quarterly financial data (unaudited) for us and our consolidated subsidiaries for 2013 and 2012 are disclosed in Note 19 of our Notes to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2013, we launched the second phase of a new treasury management system by replacing the legacy system for managing cash equivalents and marketable securities. In subsequent periods, the remaining phases of the treasury management system will be launched.

ITEM 9B. OTHER INFORMATION

We have none to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not required.

ITEM 11. EXECUTIVE COMPENSATION

Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Not required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not required.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal accounting fees and services for the years ending December 31 were as follows (in millions):

	2013	2012
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company’s internal controls over financial reporting, statutory financial statement filings, and providing comfort letters in connection with our funding transactions	$11.1	$10.7
Audit-related fees - for support of funding transactions, attestation services, assistance with interpretation of accounting standards, and services related to divestitures	1.7	1.5
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to divestitures	0.7	0.8
All other fees - for research analysis regarding new markets	0.1	—
Total fees	$13.6	$13.0

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statement for the Years Ended December 31, 2013, 2012, and 2011

•Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011

•Consolidated Balance Sheet at December 31, 2013 and 2012

•Consolidated Statement of Shareholder’s Interest for the Years Ended December 31, 2013, 2012, and 2011

•Consolidated Statement of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011

•Notes to the Financial Statements

The Consolidated Financial Statements, the Notes to the Financial Statements, and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FC-1 through FC-53 immediately following the signature pages of this Report.

(a) 2. Consolidated Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-A	Copy of Amended and Restated Support Agreement dated as of November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Amended and Restated Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.1 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-D	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Designation	Description	Method of Filing
Exhibit 18	Letter of PricewaterhouseCoopers LLP, dated February 18, 2014, regarding Change in Accounting Principle.	Filed with this Report

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report

Exhibit 24	Powers of Attorney.	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2013.	Incorporated herein by reference to Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2013. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities on the date indicated.

Signature	Title	Date

BERNARD B. SILVERSTONE*	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 18, 2014
Bernard B. Silverstone

N. JOY FALOTICO*	Director and Executive Vice President, Marketing, Sales & Americas	February 18, 2014
N. Joy Falotico

JOSEPH R. HINRICHS*	Director	February 18, 2014
Joseph R. Hinrichs

TODD S. MURPHY*	Director and Executive Vice President, Operations and International	February 18, 2014
Todd S. Murphy

STUART J. ROWLEY*	Director and Audit Committee Member	February 18, 2014
Stuart J. Rowley

NEIL M. SCHLOSS*	Director and Audit Committee Member	February 18, 2014
Neil M. Schloss

THOMAS C. SCHNEIDER*	Director and Executive Vice President, Chief Risk Officer	February 18, 2014
Thomas C. Schneider

MICHAEL L. SENESKI*	Director, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 18, 2014
Michael L. Seneski

ROBERT L. SHANKS*	Director and Audit Committee Member	February 18, 2014
Robert L. Shanks

* By /s/ DAVID J. WITTEN	Attorney-in-Fact	February 18, 2014
David J. Witten

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholder’s interest and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for operating lease interest supplements and residual support in 2013.

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
February 18, 2014

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the Years Ended December 31,
	2013	2012	2011
Financing revenue
Operating leases	$3,409	$2,689	$2,512
Retail financing	2,785	2,980	3,501
Dealer financing	1,519	1,423	1,558
Other	92	97	91
Total financing revenue	7,805	7,189	7,662
Depreciation on vehicles subject to operating leases	(2,397)	(1,775)	(1,115)
Interest expense	(2,730)	(3,027)	(3,507)
Net financing margin	2,678	2,387	3,040
Other revenue
Insurance premiums earned (Note 12)	119	105	100
Other income, net (Note 13)	258	286	302
Total financing margin and other revenue	3,055	2,778	3,442
Expenses
Operating expenses	1,090	1,004	1,076
Provision for credit losses (Note 4)	146	7	(118)
Insurance expenses (Note 12)	63	70	80
Total expenses	1,299	1,081	1,038
Income before income taxes	1,756	1,697	2,404
Provision for income taxes (Note 10)	277	483	609
Net income	$1,479	$1,214	$1,795

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2013	2012	2011

Net income	$1,479	$1,214	$1,795
Other comprehensive income/(loss), net of tax (Note 11)
Foreign currency translation	(86)	143	(221)
Total other comprehensive income/(loss), net of tax	(86)	143	(221)
Comprehensive income	$1,393	$1,357	$1,574

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$9,424	$9,189
Marketable securities	1,943	2,106
Finance receivables, net (Note 2)	81,636	75,063
Net investment in operating leases (Note 3)	18,277	13,553
Notes and accounts receivable from affiliated companies (Note 17)	1,077	1,173
Derivative financial instruments (Note 7)	585	1,256
Other assets (Note 8)	2,666	2,256
Total assets	$115,608	$104,596

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,445	$1,072
Affiliated companies (Note 17)	211	234
Total accounts payable	1,656	1,306
Debt (Note 9)	98,693	89,258
Deferred income taxes	1,627	1,669
Derivative financial instruments (Note 7)	506	400
Other liabilities and deferred income (Note 8)	2,522	2,310
Total liabilities	105,004	94,943

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,217	5,274
Accumulated other comprehensive income (Note 11)	717	743
Retained earnings	4,670	3,636
Total shareholder’s interest	10,604	9,653
Total liabilities and shareholder’s interest	$115,608	$104,596

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$4,198	$2,877
Finance receivables, net	45,796	47,190
Net investment in operating leases	8,116	6,308
Derivative financial instruments	5	4

LIABILITIES
Debt	$40,728	$40,245
Derivative financial instruments	88	134

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest	Accumulated Other Comprehensive Income (Note 11)	Retained Earnings	Total
Year Ended December 31, 2010	$5,274	$821	$4,227	$10,322
Net income	—	—	1,795	1,795
Other changes to shareholder’s interest	—	—	—	—
Other comprehensive income/(loss), net of tax	—	(221)	—	(221)
Distributions	—	—	(3,000)	(3,000)
Year Ended December 31, 2011	$5,274	$600	$3,022	$8,896
Net income	—	—	1,214	1,214
Other changes to shareholder’s interest	—	—	—	—
Other comprehensive income/(loss), net of tax	—	143	—	143
Distributions	—	—	(600)	(600)
Year Ended December 31, 2012	$5,274	$743	$3,636	$9,653
Net income	—	—	1,479	1,479
Other changes to shareholder’s interest	3	—	—	3
Other comprehensive income/(loss), net of tax	(60)	(26)	—	(86)
Distributions	—	—	(445)	(445)
Year Ended December 31, 2013	$5,217	$717	$4,670	$10,604

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$1,479	$1,214	$1,795
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	146	7	(118)
Depreciation and amortization	3,198	2,592	1,929
Amortization of upfront interest supplements	(993)	(1,045)	(1,235)
Net change in deferred income taxes	(22)	497	(236)
Net change in other assets	(814)	(327)	(142)
Net change in other liabilities	827	(500)	(776)
All other operating activities	(283)	(397)	(472)
Net cash provided by/(used in) operating activities	3,538	2,041	745
Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(32,296)	(27,613)	(24,884)
Collections of finance receivables (excluding wholesale and other)	29,155	27,210	27,102
Purchases of operating lease vehicles	(11,640)	(8,546)	(7,257)
Liquidations of operating lease vehicles	4,428	3,440	5,231
Net change in wholesale receivables and other	(3,219)	(1,449)	(2,308)
Net change in notes receivable from affiliated companies	302	132	(140)
Purchases of marketable securities	(30,317)	(22,035)	(24,370)
Proceeds from sales and maturities of marketable securities	30,448	23,748	27,270
Settlements of derivatives	65	52	218
All other investing activities	(22)	(41)	147
Net cash provided by/(used in) investing activities	(13,096)	(5,102)	1,009
Cash flows from financing activities
Proceeds from issuances of long-term debt	38,293	30,883	33,557
Principal payments on long-term debt	(25,642)	(28,204)	(34,683)
Change in short-term debt, net	(2,401)	1,259	2,783
Cash distributions to parent	(445)	(600)	(3,000)
All other financing activities	(29)	128	(38)
Net cash provided by/(used in) financing activities	9,776	3,466	(1,381)
Effect of exchange rate changes on cash and cash equivalents	17	71	(7)

Net increase/(decrease) in cash and cash equivalents	$235	$476	$366

Cash and cash equivalents at January 1	$9,189	$8,713	$8,347
Net increase/(decrease) in cash and cash equivalents	235	476	366
Cash and cash equivalents at December 31	$9,424	$9,189	$8,713

Supplementary cash flow information for continuing operations
Interest paid	$2,623	$3,243	$3,446
Income taxes paid	206	150	1,446

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

Nature of Operations

We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our portfolio consists of finance receivables and net investment in operating leases. We also service the finance receivables and net investment in operating leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs. See Notes 2 and 3 for additional information.

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. See Note 18 for key operating data on our business segments and for geographic information on our regions.

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

Non-Controlling Interests in Subsidiaries. Our shareholder’s interest, net income, and accumulated other comprehensive income will be reflected as attributable to either Ford Credit or our non-controlling interests in subsidiaries (if our non-controlling interests in subsidiaries are more than de minimis). At December 31, 2013, 2012, and 2011, our non-controlling interests in subsidiaries were de minimis.

Foreign Currency Translation. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of Accumulated other comprehensive income in Shareholder’s interest. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the accumulated amount of translation adjustments related to that entity is reclassified to net income as part of the recognized gain or loss on the investment. Gains and losses arising from transactions denominated in currencies other than the affiliate’s functional currency and the results of foreign currency hedging activities are reported in Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

Change in Presentation
We have aligned the presentation of financing revenue presented in our income statement with the underlying products consistent with the presentation disclosed in the finance receivables footnote.

We have aligned the presentation of our statement of cash flows to include interest rate supplement payments from Ford related to consumer retail financing consistent with the treatment of other upfront payments such as initial direct costs.

These changes had no impact on Total financing revenue, Income before income taxes, or Retained earnings. We have reclassified prior year amounts to reflect the above changes. See Note 17 for additional information.

Change in Accounting Method

As of December 31, 2013, we changed our accounting method for reporting and earning operating lease interest supplements, residual support payments, and certain lease acquisition costs. See Note 3 for additional information.

Adoption of New Accounting Standards
Balance Sheet - Offsetting. On January 1, 2013, we adopted the new accounting standard that requires disclosures about offsetting and related arrangements for derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. See Notes 7 and 16 for further disclosure regarding balance sheet offsetting.
Comprehensive Income - Reporting of Reclassification Adjustments. During 2012, we early adopted the new accounting standard that requires us to disclose significant amounts reclassified out of each component of Accumulated other comprehensive income (“AOCI”) and the affected income statement line item only if the item reclassified is required to be reclassified to net income in its entirety. See Note 15 for additional information.

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

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued a new accounting standard that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The new accounting standard is effective as of January 1, 2014 and we do not expect the standard to have a material impact on our consolidated financial statements or financial statement disclosures.

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

Finance receivables are recorded at the time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses.

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

Non-Consumer Segment. Receivables in this portfolio segment include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•
Dealer financing – wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, and loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and other dealer vehicle program financing. Wholesale financing is approximately 95% of our dealer financing.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	December 31, 2013			December 31, 2012
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross (a)	$40,902	$10,797	$51,699	$39,504	$8,964	$48,468
Less: Unearned interest supplements (b)	(1,255)	(247)	(1,502)	(1,264)	(222)	(1,486)
Consumer finance receivables	39,647	10,550	50,197	38,240	8,742	46,982

Non-Consumer
Dealer financing (a)(c)	22,139	8,232	30,371	19,494	7,496	26,990
Other	1,050	375	1,425	1,072	404	1,476
Non-Consumer finance receivables	23,189	8,607	31,796	20,566	7,900	28,466

Total recorded investment	$62,836	$19,157	$81,993	$58,806	$16,642	$75,448

Recorded investment in finance receivables (d)	$62,836	$19,157	$81,993	$58,806	$16,642	$75,448
Less: Allowance for credit losses (e)	(280)	(77)	(357)	(309)	(76)	(385)
Finance receivables, net	$62,556	$19,080	$81,636	$58,497	$16,566	$75,063

Net finance receivables subject to fair value (f)			$79,969			$74,171
Fair Value			81,658			76,171
__________

(a)
At December 31, 2013 and 2012, includes North America consumer receivables of $21.8 billion and $23.0 billion and non-consumer receivables of $18.9 billion and $17.1 billion, respectively, and International consumer receivables of $5.9 billion and $6.3 billion and non-consumer receivables of $5.0 billion and $4.5 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

(b)
Ford-sponsored special financing programs attributable to retail financing. See Note 17 for additional information related to interest supplements and other support costs earned from affiliated companies.

(c)
At December 31, 2013 and 2012, includes $67 million and $65 million, respectively, of North America dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At December 31, 2013 and 2012, includes $399 million and $346 million, respectively, of International dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(d)	At December 31, 2013 and 2012, excludes $196 million and $183 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

(e)	See Note 4 for additional information related to our allowance for credit losses.

(f)
At December 31, 2013 and 2012, excludes $1.7 billion and $892 million, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Contractual maturities of total finance receivables outstanding at December 31, 2013, reflect contractual repayments due from customers or borrowers and were as follows (in millions):

	2014	2015	2016	Thereafter	Total
North America
Consumer
Retail financing, gross	$11,808	$10,134	$8,487	$10,473	$40,902
Non-Consumer
Dealer financing	20,428	583	153	975	22,139
Other	1,047	2	1	—	1,050
Total North America	$33,283	$10,719	$8,641	$11,448	$64,091

International
Consumer
Retail financing, gross	$3,842	$3,363	$2,207	$1,385	$10,797
Non-Consumer
Dealer financing	7,317	851	46	18	8,232
Other	375	—	—	—	375
Total International	$11,534	$4,214	$2,253	$1,403	$19,404

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
At December 31, 2013, finance receivables included $1.4 billion owed by the three customers with the largest receivables balances. These balances are included in non-consumer receivables.
Investment in direct financing leases, which are included in consumer receivables, were as follows (in millions):

	December 31, 2013			December 31, 2012
	North America	International	Total Direct Financing Leases	North America	International	Total Direct Financing Leases
Total minimum lease rentals to be received	$216	$1,468	$1,684	$58	$418	$476
Initial direct costs	4	15	19	1	10	11
Estimated residual values	—	143	143	—	509	509
Less: Unearned income	(22)	(116)	(138)	(7)	(83)	(90)
Less: Unearned interest supplements	—	(40)	(40)	—	(19)	(19)
Recorded investment in direct financing leases	198	1,470	1,668	52	835	887
Less: Allowance for credit losses	(2)	(5)	(7)	(1)	(4)	(5)
Net investment in direct financing leases	$196	$1,465	$1,661	$51	$831	$882

Future minimum rental payments due from direct financing leases at December 31, 2013 were as follows (in millions):

	2014	2015	2016	2017	Thereafter
North America	$73	$52	$50	$28	$13
International	568	459	272	139	30

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $14 million and $13 million at December 31, 2013 and 2012, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $21 million and $5 million at December 31, 2013 and 2012, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	December 31, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$715	$39	$754	$783	$46	$829
61-90 days past due	88	17	105	97	17	114
91-120 days past due	18	9	27	21	9	30
Greater than 120 days past due	37	26	63	52	29	81
Total past due	858	91	949	953	101	1,054
Current	38,789	10,459	49,248	37,287	8,641	45,928
Consumer finance receivables	39,647	10,550	50,197	38,240	8,742	46,982

Non-Consumer
Total past due	49	40	89	29	11	40
Current	23,140	8,567	31,707	20,537	7,889	28,426
Non-Consumer finance receivables	23,189	8,607	31,796	20,566	7,900	28,466

Total recorded investment	$62,836	$19,157	$81,993	$58,806	$16,642	$75,448

Credit Quality

Consumer Segment. When originating all classes of consumer receivables, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay.

Subsequent to origination, we review the credit quality of retail financing based on customer payment activity. As each customer develops a payment history, we use an internally-developed behavioral scoring model to assist in determining the best collection strategies which allows us to focus collection activity on higher-risk accounts. These models are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns.

Credit quality ratings for consumer receivables are based on our aging analysis. Refer to the aging table above. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of collateral

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Non-Consumer Segment. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is required when the dealer has sold the vehicle. Each non-consumer lending request is evaluated by taking into consideration the borrower’s financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that we consider most significant in predicting a dealer’s ability to meet its financial obligations. We also consider numerous other financial and qualitative factors of the dealer’s operations including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors. A dealer’s risk rating does not reflect any guarantees or a dealer owner’s net worth.

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

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends on the dealer’s risk rating. Under our policies on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant in North America and at least annually internationally, and audits of higher risk dealers are conducted with increased frequency based on risk ratings worldwide. We perform a credit review of each dealer at least annually and adjust the dealer’s risk rating, if necessary.

The credit quality of non-consumer receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Dealer financing
Group I	$18,424	$5,450	$23,874	$16,591	$4,822	$21,413
Group II	3,289	2,092	5,381	2,608	1,390	3,998
Group III	424	649	1,073	277	1,277	1,554
Group IV	2	41	43	18	7	25
Total recorded investment	$22,139	$8,232	$30,371	$19,494	$7,496	$26,990

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2013 and 2012 was $435 million, or 0.9% of consumer receivables, and $422 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2013 and 2012 was $71 million, or 0.2% of non-consumer receivables, and $47 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $238 million, or 0.5% of consumer receivables, at December 31, 2013, and $304 million, or 0.6% of consumer receivables, at December 31, 2012. The recorded investment of non-consumer receivables in non-accrual status was $41 million, or 0.1% of non-consumer receivables, at December 31, 2013, and $29 million, or 0.1% of non-consumer receivables, at December 31, 2012.

Troubled Debt Restructurings

A restructuring of debt constitutes a TDR if we grant a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $233 million, or 0.5%, and $249 million, or 0.5%, of consumer receivables, during the years ended December 31, 2013 and 2012, respectively. The annual subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer receivables was 5.8% and 5.8% of TDRs at December 31, 2013 and 2012, respectively. There were no non-consumer receivables involved in TDRs during the year ended December 31, 2013 and the outstanding recorded investment of non-consumer receivables involved in TDRs was de minimis during the year ended December 31, 2012.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the contract’s original effective interest rate, or for receivables where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $23 million and $19 million at December 31, 2013 and 2012, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis during the years ended December 31, 2013 and 2012.

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

As of December 31, 2013, we changed our accounting method for payments made by Ford on behalf of the retail lease customer and certain lease acquisition costs at the time we acquire the lease. Prior to the fourth quarter of 2013, we presented the receipt of interest supplements and residual support paid by Ford at acquisition of the operating lease as part of Other liabilities and deferred income and the amortization of interest supplements as part of Financing revenue, Operating leases.

We now recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases. The Company believes this change in accounting method is preferable as it better represents the economics of the transaction as a reduction in the acquisition cost of the operating lease vehicle. For 2012, this reclassification decreased Other liabilities and deferred income and Net investment in operating leases by $1.1 billion. This reclassification also decreased Financing revenue, Operating leases and Depreciation on vehicles subject to operating leases by $693 million and $659 million for the years ended December 31, 2012 and 2011 respectively.

Consistent with the above changes, the upfront lease supplements and the deferral of acquisition costs are now included in the consolidated statement of cash flows as part of Net cash used in investing activities. For the years ended December 31, 2012 and 2011, this reclassification decreased Net cash used in investing actives and Net cash provided by operating activities by $1.0 billion and $1.0 billion, respectively.

These changes had no impact on Net financing margin, Income before income taxes, or Retained earnings. We have reclassified prior period amounts to reflect the above changes.

Depreciation expense on vehicles subject to operating leases is provided on a straight-line basis in an amount necessary to reduce the leased vehicle value to its estimated residual value at the end of the lease term. Our policy is to promptly sell returned off-lease vehicles. We evaluate our depreciation for leased vehicles on a regular basis taking into consideration various assumptions, such as expected residual values at lease termination (including residual value support payments from Ford) and the estimated number of vehicles that will be returned to us. Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. Upon disposition of the vehicle, the difference between net book value and actual proceeds is recorded as an adjustment to Depreciation on vehicles subject to operating leases.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. NET INVESTMENT IN OPERATING LEASES (Continued)

Net investment in operating leases were as follows (in millions):

	December 31, 2013	December 31, 2012
Vehicles, at cost, including acquisition costs	$21,092	$15,609
Less: Accumulated depreciation	(2,792)	(2,033)
Net investment in operating leases before allowance for credit losses (a)	18,300	13,576
Less: Allowance for credit losses	(23)	(23)
Net investment in operating leases	$18,277	$13,553
__________

(a)
At December 31, 2013 and 2012, includes net investment in operating leases of $8.1 billion and $6.3 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

The amounts contractually due for minimum rentals on operating leases at December 31, 2013 were as follows (in millions):

	2014	2015	2016	2017	2018
Minimum rentals on operating leases	$2,569	$2,175	$1,536	$206	$5

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents our estimate of the probable loss on the collection of finance receivables and operating leases as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses may vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. The majority of credit losses are attributable to consumer receivables.

Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on the income statement. The uncollectible portion of finance receivables and operating leases are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer, borrower or lessee, the value of the collateral, recourse to guarantors, and other factors.

In the event we repossess the collateral, the receivable is written off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Recoveries on finance receivables and operating leases previously charged-off as uncollectible are credited to the allowance for credit losses.

Consumer Segment and Operating Leases

We estimate the allowance for credit losses on consumer receivables and on operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding observable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency – number of finance receivables and operating lease contracts that are expected to default over the loss emergence period, measured as repossessions

•
Loss severity – expected difference between the amount a customer owes when the finance contract is charged-off and the amount received, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to-receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period finance receivables or average end-of-period operating leases, excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each product and multiplied by the end-of-period balances for that given product.

Our largest markets also use a loss projection model to estimate losses inherent in the portfolio. The loss projection model applies recent monthly performance metrics, stratified by contract type (retail or lease), contract term (e.g., 60-month), and risk rating to our active portfolio to estimate the losses that have been incurred.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

Specific Allowance for Impaired Receivables. Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan’s original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

After establishing the allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

Non-Consumer Segment

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

Specific Allowance for Impaired Receivables. Dealer financing is evaluated by segmenting individual loans by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor). The loans are analyzed to determine whether individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan’s original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

After establishing the allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the years ended December 31 (in millions):

	2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$356	$29	$385	$23	$408
Charge-offs	(290)	(15)	(305)	(68)	(373)
Recoveries	145	5	150	47	197
Provision for credit losses	112	12	124	22	146
Other (a)	4	(1)	3	(1)	2
Ending balance	$327	$30	$357	$23	$380

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$304	$28	$332	$23	$355
Specific impairment allowance	23	2	25	—	25
Ending balance	327	30	357	23	$380

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	49,762	31,725	81,487	18,300
Specifically evaluated for impairment	435	71	506	—
Recorded investment	50,197	31,796	81,993	18,300

Ending balance, net of allowance for credit losses	$49,870	$31,766	$81,636	$18,277
__________

(a)	Represents amounts related to translation adjustments.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

	2012
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$451	$43	$494	$40	$534
Charge-offs	(311)	(8)	(319)	(47)	(366)
Recoveries	169	12	181	49	230
Provision for credit losses	44	(18)	26	(19)	7
Other (a)	3	—	3	—	3
Ending balance	$356	$29	$385	$23	$408

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$337	$27	$364	$23	$387
Specific impairment allowance	19	2	21	—	21
Ending balance	356	29	385	23	$408

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	46,560	28,419	74,979	13,576
Specifically evaluated for impairment	422	47	469	—
Recorded investment	46,982	28,466	75,448	13,576

Ending balance, net of allowance for credit losses	$46,626	$28,437	$75,063	$13,553
__________

(a)	Represents amounts related to translation adjustments.

NOTE 5. TRANSFERS OF RECEIVABLES

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions in capital markets primarily in North America and Europe.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Receivables Classification

Receivables are accounted for as held for investment (“HFI”) if management has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. Receivables that are classified as HFI are recorded at cost. The determination of intent and ability to hold for the foreseeable future is highly judgmental and requires management to make good faith estimates based on all information available at the time of origination. Once a decision has been made to sell specific receivables not previously classified as held for sale (“HFS”), such receivables are transferred into the HFS classification and carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance with the offset recorded to income. We use internally developed quantitative methods to determine fair value that incorporate appropriate funding pricing and enhancement requirements, as well as estimates concerning credit losses and prepayments.

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

Held for Sale

Finance receivables originated during the quarter for which we determine that it is not probable we will hold for the following twelve months are classified as HFS and carried at the lower of cost or fair value. Cash flows resulting from the purchase of these receivables are recorded as an operating activity. The valuation adjustment, if applicable, is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Once specifically identified receivables that were originally classified as HFS are sold, the receivables are removed from the balance sheet and the fair value adjustment is incorporated into the book value of receivables for purposes of determining the gain or loss on sale. Cash flows resulting from the sale of receivables that were originally classified as HFS are recorded as an operating activity. As a result of our accounting for any retained interests related to sold receivables as available-for-sale securities, there will be a net operating cash outflow impact for these receivables since the cash flows related to the retained interests will be classified as investing cash inflows. At December 31, 2013 and 2012, there were no finance receivables classified as HFS.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	December 31, 2013
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.9	$23.1	$0.2	$22.9	$20.3
Wholesale financing	1.9	22.9	—	22.9	14.8
Finance receivables	3.8	46.0	0.2	45.8	35.1
Net investment in operating leases	0.4	8.1	—	8.1	5.6
Total VIE	$4.2	$54.1	$0.2	$53.9	$40.7

Non-VIE
Retail financing	$0.2	$4.6	$—	$4.6	$4.4
Wholesale financing	—	1.0	—	1.0	0.8
Finance receivables	0.2	5.6	—	5.6	5.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$5.6	$—	$5.6	$5.2

Total securitization transactions
Retail financing	$2.1	$27.7	$0.2	$27.5	$24.7
Wholesale financing	1.9	23.9	—	23.9	15.6
Finance receivables	4.0	51.6	0.2	51.4	40.3
Net investment in operating leases	0.4	8.1	—	8.1	5.6
Total securitization transactions	$4.4	$59.7	$0.2	$59.5	$45.9
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2012
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$2.2	$26.9	$0.2	$26.7	$23.2
Wholesale financing	0.3	20.5	—	20.5	12.8
Finance receivables	2.5	47.4	0.2	47.2	36.0
Net investment in operating leases	0.4	6.3	—	6.3	4.2
Total VIE	$2.9	$53.7	$0.2	$53.5	$40.2

Non-VIE
Retail financing	$0.1	$2.4	$—	$2.4	$2.2
Wholesale financing	—	1.1	—	1.1	1.0
Finance receivables	0.1	3.5	—	3.5	3.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.1	$3.5	$—	$3.5	$3.2

Total securitization transactions
Retail financing	$2.3	$29.3	$0.2	$29.1	$25.4
Wholesale financing	0.3	21.6	—	21.6	13.8
Finance receivables	2.6	50.9	0.2	50.7	39.2
Net investment in operating leases	0.4	6.3	—	6.3	4.2
Total securitization transactions	$3.0	$57.2	$0.2	$57.0	$43.4
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2013	2012	2011
VIE	$563	$760	$994
Non-VIE	77	94	142
Total securitization transactions	$640	$854	$1,136

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

	December 31, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$5	$88	$4	$134
Derivatives related to the VIEs	23	30	74	63
Other securitization related derivatives	5	7	11	22
Total exposures related to securitization	$33	$125	$89	$219

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2013	2012	2011
VIEs	$3	$227	$31
Related to the VIEs	16	(5)	11
Other securitization related derivatives	6	17	19
Total derivative expense/(income) related to securitization	$25	$239	$61

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

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. We aggregate and analyze the asset-backed securitization transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail financing – consumer credit risk and pre-payment risk

•
Wholesale financing – dealer credit risk and Ford risk, as the receivables owned by the VIEs primarily arise from the financing provided by us to Ford-franchised dealers; therefore, the collections depend upon the sale of Ford vehicles

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at December 31, 2013 and 2012, and ranged from $0 to $177 million during 2013 and $0 to $373 million during 2012. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 16 for additional information regarding derivatives.

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $72 million and $71 million at December 31, 2013 and 2012, respectively.

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

Derivative assets and derivative liabilities are recorded in Derivative financial instruments on our balance sheet at fair value and presented on a gross basis.

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

Hedge ineffectiveness is the difference between the change in fair value of the derivative instrument and the change in fair value of the hedged item attributable to changes in the benchmark interest rate. Ineffectiveness is recorded directly to income.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the years ended December 31 (in millions):

	2013	2012	2011
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$254	$177	$217
Ineffectiveness (a)	(44)	16	(30)
Total	$210	$193	$187

Derivatives not designated as hedging instruments
Interest rate contracts	$(28)	$(33)	$(25)
Foreign currency exchange contracts (b)	12	(104)	28
Cross-currency interest rate swap contracts (b)	(88)	(150)	(3)
Other (c)	—	(81)	65
Total	$(104)	$(368)	$65
__________

(a)
For 2013, 2012, and 2011, hedge ineffectiveness reflects change in fair value on derivatives of $658 million loss, $228 million gain, and $433 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $614 million gain, $212 million loss, and $463 million loss, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were mostly offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)	Reflects gains/(losses) for derivative features included in the Ford Upgrade Exchange Linked (“FUEL”) notes (see Note 16).

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	December 31, 2013			December 31, 2012
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$18,778	$360	$179	$16,754	$787	$8

Derivatives not designated as hedging instruments
Interest rate contracts	69,863	224	126	68,622	460	248
Foreign currency exchange contracts (a)	2,410	1	25	1,987	9	27
Cross-currency interest rate swap contracts	2,620	—	176	3,006	—	117
Total derivatives not designated as hedging instruments	74,893	225	327	73,615	469	392
Total derivative financial instruments	$93,671	$585	$506	$90,369	$1,256	$400
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Notional amounts are presented on a gross basis. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates or foreign currency exchange rates.

Counterparty Risk

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at December 31, 2013 was $585 million, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	December 31, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$585	$506	$1,256	$400
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(296)	(296)	(225)	(225)
Net amount	$289	$210	$1,031	$175

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency derivative contracts. As of December 31, 2013 and 2012, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). At December 31, 2013 and 2012, our adjustment increased derivative assets by $2 million and decreased derivative assets $14 million, respectively, and decreased our derivative liabilities by $25 million and $5 million respectively. See Note 16 for additional information regarding valuation methodologies.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

Other assets and other liabilities and deferred income consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets were as follows (in millions):

	December 31, 2013	December 31, 2012
Accrued interest and other non-finance receivables	$1,010	$719
Collateral held for resale, at net realizable value	399	332
Restricted cash (a)	169	148
Deferred charges	252	261
Deferred charges – income taxes	184	184
Prepaid reinsurance premiums and other reinsurance receivables	340	288
Investment in non-consolidated affiliates	133	140
Property and equipment, net of accumulated depreciation (b)	120	125
Other	59	59
Total other assets	$2,666	$2,256
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $343 million and $331 million at December 31, 2013 and 2012, respectively.

Other liabilities and deferred income were as follows (in millions):

	December 31, 2013	December 31, 2012
Interest payable	$615	$706
Tax related payables to Ford and affiliated companies	941	549
Unrecognized tax benefits	101	462
Unearned insurance premiums	350	299
Other	515	294
Total other liabilities and deferred income	$2,522	$2,310

In 2013 and 2012, we paid $288 million and $99 million, respectively, to Ford in accordance with our intercompany tax sharing agreement which were reflected in Other liabilities and deferred income. The payment in 2013 reduced the liability for unrecognized tax benefits reflecting the settlement of tax deficiencies related to the 2008 and 2009 tax years.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium (with the exception of fair value adjustments related to debt in designated hedge relationships; see Note 7 for further policy information). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Discounts, premiums, and costs directly related to the issuance of debt generally are capitalized and amortized over the life of the debt or put date and recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Other income, net.

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2013	2012	2013	2012	December 31, 2013	December 31, 2012
Short-term debt
Asset-backed commercial paper	0.2%	0.4%			$3,364	$5,752
Floating rate demand notes	1.1%	1.1%			5,319	4,890
Other asset-backed short-term debt	0.7%	1.1%			1,963	3,616
Commercial paper	0.9%	1.2%			2,003	1,686
Other short-term debt	5.3%	4.7%			2,372	1,434
Total short-term debt	1.5%	1.1%	1.5%	1.1%	15,021	17,378
Long-term debt
Senior indebtedness
Notes payable within one year					4,479	5,557
Notes payable after one year					38,617	31,656
Asset-backed debt
Notes payable within one year					17,322	13,788
Notes payable after one year					23,238	20,216
Unamortized discount					(87)	(128)
Fair value adjustments					103	791
Total long-term debt	3.0%	3.8%	3.2%	4.1%	83,672	71,880
Total debt	2.8%	3.3%	3.0%	3.5%	$98,693	$89,258

Fair value of debt					$101,866	$92,799

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

The fair value of debt reflects interest accrued but not yet paid of $618 million and $708 million at December 31, 2013 and 2012, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt also includes $9.7 billion and $8.0 billion of short-term debt at December 31, 2013 and 2012, respectively, carried at cost which approximates fair value. See Note 16 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	December 31, 2013	December 31, 2012
Other short-term debt	$27	$28
Notes payable within one year	4	4
Notes payable after one year	307	340
Total debt with affiliated companies	$338	$372

Debt Repurchases and Calls. From time to time and based on market conditions, we may repurchase or call some of our outstanding unsecured and asset-backed debt. If we have excess liquidity and it is an economically favorable use of our available cash, we may repurchase or call debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

In 2013, through market transactions, we called an aggregate principal amount of $163 million (of which none were maturing in 2013) of our unsecured debt. As a result, we recorded a pre-tax loss of $1 million, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during 2013.

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

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At December 31, 2013, maturities were as follows (in millions):

	2014 (a)	2015	2016	2017	2018	Thereafter (b)	Total
Unsecured debt	$14,173	$9,350	$8,955	$7,450	$5,612	$7,250	$52,790
Asset-backed debt	22,649	11,977	7,818	2,746	497	200	45,887
Total	36,822	21,327	16,773	10,196	6,109	7,450	98,677
Unamortized (discount)/premium							(87)
Fair value adjustments							103
Total debt							$98,693
__________

(a)	Includes $15,021 million for short-term and $21,801 million for long-term debt.

(b)	Includes $7,242 million of unsecured debt maturing between 2019 and 2023 with the remaining balance maturing after 2031.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Credit Facilities

At December 31, 2013, we and our majority-owned subsidiaries had $1.6 billion of contractually-committed unsecured credit facilities with financial institutions, including FCE Bank plc’s (“FCE”) £720 million (equivalent to $1.2 billion at December 31, 2013) syndicated credit facility (the “FCE Credit Agreement”) which matures in 2016. At December 31, 2013, $1.2 billion was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and us to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

At December 31, 2013, FCAR’s bank liquidity facilities available to support FCAR’s asset-backed commercial paper, subordinated debt, or its purchase of our asset-backed securities were $3.5 billion, down from $6.3 billion at December 31, 2012. This reduction has been offset by increases in other committed liquidity programs, leaving our total sources of liquidity largely unchanged.

Committed Liquidity Programs

We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $29.4 billion ($18.4 billion of retail financing, $5.7 billion of wholesale financing, and $5.3 billion of operating lease assets) at December 31, 2013, of which $5.4 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $24.5 billion (of which $5.0 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities between January 2015 and December 2015. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At December 31, 2013, $14.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

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

The Provision for income taxes for the years ended December 31 was estimated as follows (in millions):

	2013	2012	2011
Current
Federal	$185	$4	$680
Non-U.S.	169	55	109
State and local	(55)	(14)	32
Total current	299	45	821
Deferred
Federal	—	413	(316)
Non-U.S.	(29)	14	63
State and local	7	11	41
Total deferred	(22)	438	(212)
Provision for income taxes	$277	$483	$609

A reconciliation of the Provision for income taxes with the United States statutory tax rate as a percentage of Income before income taxes, excluding equity in net income of affiliated companies, net income attributable to noncontrolling interests, and income from discontinued operations, for the years ended December 31 is as follows:

	2013	2012	2011
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
Non-U.S. tax rates under U.S. rate	(2.3)	(1.6)	(1.9)
State and local income taxes	(1.0)	(1.0)	1.1
U.S. tax on non-U.S. earnings	(15.0)	(1.2)	(10.3)
Other	1.9	1.1	1.4
Valuation allowance (a)	(2.8)	(3.8)	—
Effective tax rate	15.8%	28.5%	25.3%
________

(a)
During 2013, we released a valuation allowance against certain deferred tax assets in Canada and Mexico, resulting in a favorable impact to the income tax provision of $49 million. In 2012, we released a valuation allowance against certain deferred tax assets in Latin America, resulting in a favorable impact to the income tax provision of $64 million.

We have historically provided deferred taxes for the presumed repatriation to the United States of earnings from nearly all non-U.S. subsidiaries.  During 2011, we determined that $3.6 billion of these non-U.S. subsidiaries’ undistributed earnings are now indefinitely reinvested outside the United States.  As management has determined that the earnings of these subsidiaries are not required as a source of funding for its U.S. operations, such earnings are not planned to be distributed to the United States in the foreseeable future. As a result of the change in assertion, deferred tax liabilities related to undistributed foreign earnings decreased by approximately $250 million.

During the fourth quarter of 2013, we concluded that $500 million in earnings from our European operations, previously planned for distribution to the United States and for which we recognized U.S. tax expense, will now be indefinitely reinvested outside the United States. These earnings will be used to fund non-U.S. operations, and therefore they are not planned to be distributed to the United States in the foreseeable future. As a result, tax liabilities related to foreign earnings decreased by approximately $83 million.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

At December 31, 2013, $5.1 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided.  Repatriation of these earnings in their entirety would result in a residual U.S. tax liability of $1.1 billion.

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

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2013	December 31, 2012
Deferred tax assets
Net operating loss carryforwards	$308	$366
Provision for credit losses	131	127
Other foreign	148	175
Employee benefit plans	11	13
Foreign tax credits	58	122
Other	270	209
Total gross deferred tax assets	926	1,012
Less: Valuation allowance	(21)	(68)
Total net deferred tax assets	905	944
Deferred tax liabilities
Leasing transactions	1,131	1,138
Finance receivables	721	614
Other foreign	466	647
Other	30	30
Total deferred tax liabilities	2,348	2,429

Net deferred tax liability	$1,443	$1,485

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

Operating loss carryforwards for tax purposes were $1.2 billion at December 31, 2013, resulting in a deferred tax asset of $308 million. A substantial portion of these losses begin to expire in 2029; the remaining losses will begin to expire in 2018. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned is included in Other income, net while interest expense is included in Interest expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

The changes in the unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2013	2012	2011
Beginning balance	$491	$535	$533
Increase - tax positions in prior periods	28	54	25
Increase - tax positions in current period	1	7	—
Decrease - tax positions in prior periods	(68)	(54)	(2)
Settlements	(293)	(51)	(17)
Lapse of statute of limitations	—	—	(4)
Ending balance	$159	$491	$535

The amount of unrecognized tax benefits at December 31, 2013, 2012, and 2011 that would impact the effective tax rate if recognized, was $128 million, $155 million, and $217 million, respectively. We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.

We have settled our U.S. federal income tax deficiencies related to tax years prior to 2010 in accordance with our intercompany tax sharing agreement with Ford. The Ford consolidated tax return is currently under examination for the 2010 and 2011 tax years. Examinations by tax authorities have been completed through 2004 in Germany, 2008 in Canada, and 2010 in the United Kingdom. Although examinations have been completed in these jurisdictions, various unresolved transfer pricing disputes exist dating back to 2000.

We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford and income tax related penalties in Provision for income taxes. For the years ended December 31, 2013, 2012, and 2011, we recorded $17 million in net tax related interest income, $21 million in net tax related interest expense, and $11 million in net tax related interest expense, respectively, in our income statement. At December 31, 2013 and 2012, we recorded a net payable of $40 million and $56 million, respectively, for tax related interest in Other liabilities and deferred income.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the accumulated balance of AOCI for the years ended December 31 were as follows (in millions):

	2013	2012	2011
Foreign currency translation
Beginning balance	$743	$600	$821
Net gain/(loss) on foreign currency translation	(86)	143	(161)
Reclassifications to net income (a)	—	—	(60)
Reclassifications from shareholder’s interest (b)	60	—	—
Other comprehensive income/(loss) including reclassification adjustments, net of tax	(26)	143	(221)
Ending balance	$717	$743	$600

Total AOCI ending balance at December 31	$717	$743	$600
__________

(a)	Refer to Note 13 for additional information.

(b)	See Note 15 for additional information regarding the reclassification.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INSURANCE

We conduct insurance underwriting operations primarily through The American Road Insurance Company (“TARIC”) and other subsidiaries. TARIC is a wholly owned subsidiary of Ford Credit. TARIC offers a variety of products and services, including contractual liability insurance on extended service contracts, physical damage insurance covering vehicles at dealer locations and vehicles in-transit between final assembly plants and dealer locations, commercial automobile liability and general liability to support Ford business operations, physical damage/liability reinsurance covering Ford dealer daily rental vehicles, and surety bonds issued to Ford and its subsidiaries.

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

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $14 million and $13 million at December 31, 2013 and 2012, respectively.

Insurance Expenses and Liabilities

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Insurance losses	$70	$75	$77
Loss adjustment expenses	6	4	6
Reinsurance income and other expenses, net	(13)	(9)	(3)
Insurance expenses	$63	$70	$80

Reserves for insurance losses and loss adjustment expenses are established based on actuarial estimates and historical loss development patterns, which represents management’s best estimate. If management believes the reserves do not reflect all losses due to changes in conditions, or other relevant factors, an adjustment is made based on management judgment. The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $11 million and $6 million at December 31, 2013 and 2012, respectively, and was included in Other liabilities and deferred income.

Reinsurance

Reinsurance activity primarily consists of ceding a majority of its automotive extended service plan contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported in Other assets. Ceded insurance expenses that were deducted from the amounts reported as Insurance expenses were $64 million, $64 million, and $74 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The effect of reinsurance on premiums written and earned was as follows for the years ended December 31 (in millions):

	2013		2012		2011
	Written	Earned	Written	Earned	Written	Earned
Direct	$270	$216	$234	$202	$219	$205
Assumed	—	—	2	2	8	8
Ceded	(151)	(97)	(136)	(99)	(137)	(113)
Net premiums	$119	$119	$100	$105	$90	$100

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

The amounts included in Other income, net were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Gains/(Losses) on extinguishment of debt	$(1)	$(14)	$(66)
Gains/(Losses) on derivatives (a)	(148)	(352)	33
Currency revaluation gains/(losses) (a)(b)	82	236	(11)
Interest and investment income	50	85	98
Insurance fee income	61	65	83
Other	214	266	165
Total other income, net	$258	$286	$302
__________

(a)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Note 7 for detail by derivative instrument and risk type.

(b)
Included in 2011 is a $60 million net gain for foreign currency translation adjustments related to the strategic decision to exit retail and wholesale financing in certain Asia Pacific markets. See Note 15 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION

We are a participating employer in certain retirement, postretirement health care and life insurance, and share-based compensation plans that are sponsored by Ford. Share-based compensation plans are outstanding under Ford’s two Long-Term Incentive Plans (“LTIP”): the 1998 LTIP and the 2008 LTIP. No further grants may be made under the 1998 LTIP. Grants may continue to be made under the 2008 LTIP through April 2018. Ford primarily issues two types of share-based compensation awards: stock options and restricted stock units (“RSU”).

As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2013, filed separately with the Securities and Exchange Commission.

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

Retirement plan service costs allocated to Ford Credit for our employees in the U.S. participating in the Ford-sponsored plans were $26 million, $28 million, and $26 million for the years ended December 31, 2013, 2012, and 2011, respectively, and were charged to Operating expenses. The allocated cost for 2013 was equivalent to 9% of Ford’s total U.S. salaried retirement plan service cost.

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

Postretirement health care and life insurance assigned to Ford Credit for our employees in the U.S. participating in the Ford-sponsored plans increased Operating expenses by $4 million for the years ended December 31, 2013 and 2012, respectively, and reduced Operating expenses by $22 million for the year ended December 31, 2011. The allocation for 2013 was equivalent to 12% of Ford’s total U.S. salaried postretirement health care and life insurance benefits service cost.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION (Continued)

Employee stock option expense allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $1 million for the year ended December 31, 2013, and $2 million for the years ended December 31, 2012 and 2011, and were charged to Operating expenses. The allocated expense for 2013 was equivalent to 3% of Ford’s total stock option expense.

Restricted Stock Units

Certain of our employees have been granted performance-based and time-based RSUs, which provide the recipients with the right to shares of stock after a restriction period. Ford measures the fair value using the closing price of Ford’s Common Stock on grant date.

Time-based RSUs generally have a graded vesting feature whereby one-third of each grant of RSUs vest after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary.  Ford’s expense is recognized using the graded vesting method and is based on the fair value at grant date.

Performance-based RSUs have a performance period (usually one year) followed by a restriction period (usually two years). Ford recognizes compensation expense when it is probable and estimable as measured against the performance metrics. Expense is recognized over the performance and restriction periods, if any, and is based on the fair value at grant date.

RSU expense allocated to Ford Credit for our employees participating in these plans was $6 million, $5 million, and $6 million for the years ended December 31, 2013, 2012, and 2011, respectively, and were charged to Operating expenses. The allocated expense for 2013 was equivalent to 5% of Ford’s total RSU expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. ACQUISITIONS AND DIVESTITURES

Acquisitions

During April and August 2013, an affiliated company owned by Ford executed agreements to sell Volvo-related retail financing receivables of its German branch to a third-party financing company. In July 2013, FCE acquired the net residual assets of the affiliated company’s Swiss branch through the purchase of a newly created Swiss subsidiary. The net residual assets of the Swiss branch consisted primarily of $713 million of retail and dealer financing receivables in Switzerland. The Swiss assets were purchased at book value. All servicing obligations for the Swiss retail and dealer finance receivables transferred to FCE upon acquisition. In conjunction with this transaction, we recorded an increase of $60 million in Accumulated other comprehensive income (foreign currency translation), which resulted in a corresponding decrease in Shareholder’s interest.

Divestitures

We classify assets and liabilities as held for sale (“disposal group”) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We classify a disposal group as a discontinued operation when the criteria to be classified as held for sale have been met and we will not have any significant involvement with the disposal group after the sale.

When we classify a disposal group as held for sale, we test for impairment. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value less transaction costs.

We aggregate the assets and liabilities of all held-for-sale disposal groups on the balance sheet for the period in which the disposal group is held for sale. At December 31, 2013 and 2012, there were no assets and liabilities of held-for-sale disposal groups.

International Segment

In 2011, we recorded foreign currency translation adjustments of $60 million (including $72 million recorded in the fourth quarter of 2011) related to the strategic decision to exit retail and wholesale financing in certain Asia Pacific markets. These adjustments decreased Accumulated other comprehensive income (foreign currency translation) and increased our pre-tax income, which was recorded to Other income, net. See Notes 11 and 13 for additional information.

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

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the tables below.

Marketable Securities. Investments in securities with a maturity date greater than three months at the date of purchase and other securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including: quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors. In certain cases, when market data are not available, we may use broker quotes to determine fair value.

An annual review is performed on the security prices received from our pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. We also compare the price of certain securities sold close to the quarter end to the price of the same security at the balance sheet date to ensure the reported fair value is reasonable.

Realized and unrealized gains and losses and interest income on our marketable securities are recorded in other income/(loss), net. Realized gains and losses are measured using the specific identification method.

We have entered into repurchase agreements with certain counterparties where we are the transferee. These agreements allow us to offset our entire gross exposure in the event of default or breach of contract.  The gross value of these assets and liabilities reflected on our balance sheet at December 31, 2013 and 2012 was $227 million and $25 million, respectively.

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

On a nonrecurring basis, we also measure at fair value retail contracts greater than 120 days past due or deemed to be uncollectible, and individual dealer loans probable of foreclosure. We use the fair value of collateral, adjusted for estimated costs to sell, to determine the fair value of our receivables. The collateral for a retail receivable is the vehicle financed, and for dealer loans is real estate or other property.

The fair value of collateral for retail receivables is calculated based on the number of contracts multiplied by the loss severity and the probability of default (“POD”) percentage, or the outstanding receivable balances multiplied by the average recovery value (“ARV”) percentage to determine the fair value adjustment.

The fair value of collateral for dealer loans is determined by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker’s opinion of value, and purchase offers. The fair value adjustment is calculated by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents-financial instruments
U.S. government	$—	$—	$—	$200	$—	$200
U.S. government-sponsored enterprises	—	—	—	—	20	20
Corporate debt	—	—	—	—	1	1
Non-U.S. government	—	24	24	—	103	103
Total cash equivalents-financial instruments(a)	—	24	24	200	124	324
Marketable securities
U.S. government	418	—	418	620	—	620
U.S. government-sponsored enterprises	—	25	25	—	12	12
Non-U.S. government agencies	—	128	128	—	95	95
Corporate debt	—	1,273	1,273	—	1,155	1,155
Mortgage-backed and other asset-backed	—	43	43	—	67	67
Non-U.S. government	—	56	56	—	142	142
Other liquid investments (b)	—	—	—	—	15	15
Total marketable securities	418	1,525	1,943	620	1,486	2,106
Derivative financial instruments
Interest rate contracts	—	584	584	—	1,247	1,247
Foreign currency exchange contracts	—	1	1	—	9	9
Cross-currency interest rate swap contracts	—	—	—	—	—	—
Total derivative financial instruments	—	585	585	—	1,256	1,256
Total assets at fair value	$418	$2,134	$2,552	$820	$2,866	$3,686

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$305	$305	$—	$256	$256
Foreign currency exchange contracts	—	25	25	—	27	27
Cross-currency interest rate swap contracts	—	176	176	—	117	117
Total derivative financial instruments	—	506	506	—	400	400
Total liabilities at fair value	$—	$506	$506	$—	$400	$400
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $6.6 billion and $6.3 billion at December 31, 2013 and 2012, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.8 billion and $2.6 billion at December 31, 2013 and 2012, respectively.

(b)	Includes certificates of deposit and time deposits subject to changes in value.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

We did not have any Level 3 items measured at fair value for the year ended December 31, 2013. The following table summarizes Level 3 changes for the derivative features included in the FUEL notes which were measured at fair value and reported on our balance sheet for the year ended December 31, 2012 (in millions):

2012
Beginning balance	$137
Realized/unrealized gains/(losses) (a)	(81)
Settlements (b)	(56)
Ending balance	$—

Unrealized gains/(losses) on instruments still held	$—

__________

(a)	Reported in Other income, net.

(b)	Reflects exchange of the FUEL notes to unsecured notes.

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis, all of which are Level 3 (in millions):

	December 31, 2013	December 31, 2012
North America
Retail receivables	$37	$52
Dealer loans	—	2
Total North America	$37	$54

International
Retail receivables	$24	$26

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our income statement for the years ended December 31, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	2013	2012	2011
North America
Retail receivables	$(12)	$(13)	$(23)
Dealer loans	(1)	(1)	—
Total North America	$(13)	$(14)	$(23)

International
Retail receivables	$(7)	$(11)	$(14)

Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Provision for credit losses.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE MEASUREMENTS (Continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies for the years ended December 31 (in millions):

			December 31, 2013		December 31, 2012
	Valuation Technique	Unobservable Input	Fair Value	Fair Value Range	Fair Value	Fair Value Range
Nonrecurring basis
Retail receivables
North America	Income Approach	POD percentage	$37	$22 - $37	$52	$38 - $52
International	Income Approach	ARV percentage	$24	$22 - $25	$26	$25 - $27
Dealer loans	Income Approach	Estimated fair value	$—	$—	$2	$1 - $3

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. TRANSACTIONS WITH AFFILIATED COMPANIES

Represents primarily all transactions with Ford and affiliated companies occurring in the ordinary course of business.

Income Statement

The income statement effects of transactions with Ford and affiliated companies for the years ended December 31 were as follows (reductions to Income before income taxes are presented as negative amounts) (in millions):

	2013	2012	2011
Net financing margin
Interest supplements and residual support costs earned (a)	$2,479	$2,471	$2,952
Operating lease revenue on employee leased vehicles	228	217	211
Interest expense on debt	(22)	(25)	(36)
Interest income on notes receivables	11	22	27
Interest income on finance receivables (b)	6	30	36
Interest (expense)/income under tax sharing agreement (c)	5	(7)	(9)
Other revenue
Earned insurance premiums	$94	$92	$99
Earned insurance premiums ceded	(30)	(38)	(59)
Gains/(Losses) from derivative transactions (d)	10	(56)	2
Other income	10	11	12
Expenses
Advice and services expense (e)	$(102)	$(92)	$(107)
Insurance loss and loss adjustment expenses	(42)	(40)	(47)
Insurance loss and loss adjustment expenses recovered	16	19	31
Retirement benefits and share-based compensation (f)	(37)	(39)	(12)
__________

(a)
Amounts related to finance receivables are included in revenue. Amounts related to Net investment in operating leases are included in Depreciation on vehicles subject to operating leases. The amount of interest supplements and residual support cash received totaled $2.4 billion, $1.9 billion, and $2.0 billion for the years ended December 31, 2013, 2012, and 2011, respectively.

(b)	Certain entities are reported as consolidated subsidiaries of Ford; revenue from providing financing to these entities is included in Total financing revenue.

(c)	Under our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities.

(d)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Notes 7 and 13 for additional information.

(e)
We receive technical and administrative advice and services from Ford and its affiliates, occupy office space furnished by Ford and its affiliates, utilize data processing facilities maintained by Ford, and sell returned lease and repossessed vehicles through Ford auction lots. These costs are charged to Operating expenses.

(f)
In the U.S., we are a participating employer in certain retirement, postretirement health care and life insurance, and share-based compensation plans that are sponsored by Ford. Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. See Note 14 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)

The impact of the interest supplement and other support cost reclassification and change in accounting method as described in Notes 1 and 3 is summarized below for the years ended December 31 (in millions):

	2012	2011
Income statement
Increase/(decrease) in financing revenue
Operating leases	$73	$58
Retail financing	1,091	1,442
Dealer financing	1,423	1,558
Other	41	35
Wholesale (a)	(920)	(952)
Interest supplements and other support costs earned from affiliated companies (b)	(2,401)	(2,800)
Total increase/(decrease) in financing revenue (c)	(693)	(659)

Decrease in depreciation on vehicles subject to operating leases	693	659
Increase/(decrease) in net financing margin	$—	$—
Statement of cash flows
Net change in cash provided by/(used in) operating activities	$(1,914)	$(1,988)
Net change in cash provided by/(used in) investing activities	1,914	1,988
__________

(a)	Financing revenue, Wholesale is now included in Financing revenue, Dealer financing.

(b)	Amount has been allocated to individual revenue line items.

(c)
Represents the reclassification of operating lease interest supplements and certain lease acquisition costs from Financing revenue, Operating leases to Depreciation on vehicles subject to operating leases.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)

Balance Sheet

The balance sheet effects of transactions with Ford and affiliated companies were as follows (in millions):

	December 31, 2013	December 31, 2012
Assets
Finance receivables, Net
Dealer financing (a)	$2,745	$4,207
Other (b)	1,418	1,388
Unearned interest supplements on finance receivables	(1,502)	(1,486)
Net investment in operating leases
Employee and company vehicles (c)	589	543
Unearned interest supplements and residual support on leased vehicles (d)	(1,578)	(1,147)
Notes and accounts receivables	1,077	1,173
Derivative financial instruments	1	5
Other assets
Vehicles held for resale	5	5
Investment in non-consolidated affiliates	133	140
Liabilities
Accounts payable	$(211)	$(234)
Tax related payables (e)	(941)	(549)
Debt	(338)	(372)
Derivative financial instruments	(22)	(27)
__________

(a)
Represents the purchase of receivables generated by divisions and affiliates of Ford in connection with the delivery of vehicle inventories from Ford and wholesale and dealer loan receivables with entities that are reported as consolidated subsidiaries of Ford. Consolidated subsidiaries include dealerships that are partially owned by Ford as consolidated VIEs and also certain overseas affiliates.

(b)
Represents purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers, receivables from Ford related loans, and certain used vehicles from daily rental fleet companies where we are serving as Ford’s agent. At December 31, 2013, $851 million of these assets were subject to limited guarantees by Ford. In addition, at December 31, 2013, Ford guaranteed $180 million of our finance receivables related to dealers.

(c)
We have entered into a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The investment in these vehicles is included in Net investment in operating leases and is guaranteed by Ford.

(d)
Prior to December 31, 2013, we recognized the upfront payment of interest supplements and residual support as part of Other liabilities and deferred income. We now recognize these payments as part of the acquisition cost reported in Net investment in operating leases. Refer to Note 3 for additional information.

(e)	Refer to Notes 8 and 10 for additional information.

Commitments and Contingencies

We provide various guarantees to third parties on behalf of Ford. The value of these guarantees totaled $100 million and $78 million at December 31, 2013 and 2012, respectively. Of these values, Ford counter-guaranteed to us $96 million and $70 million at December 31, 2013 and 2012, respectively. See Note 20 for information regarding guarantees of certain obligations of unconsolidated and other affiliates.

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

We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in unallocated risk management and are excluded in assessing our North America and International segment performance, because they are carried out on a centralized basis at the corporate level, with only certain elements allocated to these segments. We also adjust segment performance to re-allocate interest expense between the North America and International segments reflecting debt and equity levels proportionate to their product risk. Receivables for the North America and International segments are presented on a managed basis. In the fourth quarter of 2013, we changed our definition of managed receivables. Management believes that managed receivables is the appropriate measurement of business growth, as it closely approximates the customer's outstanding balance on the receivables, which is the basis for earning revenue. As a result, managed receivables now equals total net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). Previously we only excluded unearned interest supplements from net finance receivables and net investment in operating leases. Prior periods were revised to conform to current year presentation.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
2013
Total revenue (b)	$6,708	$1,527	$(53)	$—	$(53)	$8,182
Income before income taxes	1,438	371	(53)	—	(53)	1,756
Other disclosures
Depreciation on vehicles subject to operating leases	2,369	28	—	—	—	2,397
Interest expense	2,088	642	—	—	—	2,730
Provision for credit losses	114	32	—	—	—	146
Net finance receivables and net investment in operating leases	83,722	19,688	—	(3,497)	(3,497)	99,913
Total assets	90,720	24,888	—	—	—	115,608

2012
Total revenue (b)(c)	$6,166	$1,523	$(109)	$—	$(109)	$7,580
Income before income taxes (c)	1,550	249	(102)	—	(102)	1,697
Other disclosures
Depreciation on vehicles subject to operating leases	1,700	75	—	—	—	1,775
Interest expense	2,222	812	(7)	—	(7)	3,027
Provision for credit losses	18	(11)	—	—	—	7
Net finance receivables and net investment in operating leases (c)	74,509	17,188	—	(3,081)	(3,081)	88,616
Total assets (c)	81,751	22,845	—	—	—	104,596

2011
Total revenue (b)	$6,241	$1,958	$(135)	$—	$(135)	$8,064
Income before income taxes	2,159	371	(126)	—	(126)	2,404
Other disclosures
Depreciation on vehicles subject to operating leases	1,055	60	—	—	—	1,115
Interest expense	2,408	1,108	(9)	—	(9)	3,507
Provision for credit losses	(119)	1	—	—	—	(118)
Net finance receivables and net investment in operating leases	66,748	18,466	—	(3,171)	(3,171)	82,043
Total assets	75,360	23,920	—	—	—	99,280
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

(c)
In the second quarter of 2012, we recorded a $37 million unfavorable cumulative pre-tax accounting adjustment to correct the amortization of interest supplements for certain International retail finance contracts, which decreased Financing revenue, Retail and decreased Finance receivables, net. The impact of the accounting adjustment on our previously issued annual and interim financial statements was not material.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key information related to our geographic operations in the United States, Canada, Europe, and other foreign operations were as follows for the years ended or at December 31 (in millions):

	2013	2012	2011
Total revenue (a)
United States	$5,739	$5,234	$5,048
Canada	909	898	1,058
Europe	1,132	1,097	1,447
All other	402	351	511
Total revenue	$8,182	$7,580	$8,064

Income before income taxes
United States	$1,160	$1,238	$1,572
Canada	127	176	296
Europe	319	145	278
All other	150	138	258
Total income before income taxes	$1,756	$1,697	$2,404

Finance receivables, net and net investment in operating leases
United States	$70,513	$62,299	$55,485
Canada	10,085	9,483	8,504
Europe	15,674	14,349	15,519
All other	3,641	2,485	2,535
Total finance receivables, net and net investment in operating leases	$99,913	$88,616	$82,043

_________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Total revenue (a)(b)	$1,960	$1,983	$2,083	$2,156	$8,182
Depreciation on vehicles subject to operating leases(b)	(481)	(553)	(629)	(734)	(2,397)
Interest expense	(683)	(682)	(691)	(674)	(2,730)
Total financing margin and other revenue	796	748	763	748	3,055
Provision for credit losses	29	20	32	65	146
Net income	364	275	272	568	1,479

2012
Total revenue (a)(c)	$1,905	$1,846	$1,888	$1,941	$7,580
Depreciation on vehicles subject to operating leases(c)	(423)	(409)	(459)	(484)	(1,775)
Interest expense	(803)	(774)	(741)	(709)	(3,027)
Total financing margin and other revenue	679	663	688	748	2,778
Provision for credit losses	(24)	(51)	42	40	7
Net income	295	296	355	268	1,214
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

(b)
Due to a change in accounting method (see Notes 1 and 3), Total revenue and Depreciation on vehicles subject to operating leases were reduced by $161 million, $172 million, and $201 million in the first quarter, second quarter, and third quarter of 2013, respectively.

(c)
Due to a change in accounting method (see Notes 1 and 3), Total revenue and Depreciation on vehicles subject to operating leases were reduced by $162 million, $174 million, $181 million, and $176 million in the first quarter, second quarter, third quarter, and fourth quarter of 2012, respectively.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We have rental commitments for certain land, buildings, and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2013 were as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter
Minimum rentals on operating leases	$10	$7	$6	$4	$3	$4

Rental expense under cancelable and non-cancelable leases of $25 million, $27 million, and $32 million was recorded in Operating expenses for the years ended December 31, 2013, 2012, and 2011, respectively.

Guarantees and Indemnifications

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under the guarantee or indemnification, the amount of probable payment is recorded. The carrying value of recorded liabilities related to guarantees and limited indemnities were de minimis at December 31, 2013 and 2012. The following guarantees and indemnifications were issued and outstanding at December 31, 2013 and 2012:

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees of Certain Obligations of Unconsolidated and Other Affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $100 million and $78 million at December 31, 2013 and 2012, respectively. Of these values, $96 million and $70 million at December 31, 2013 and 2012, respectively, were counter-guaranteed by Ford to us.

Indemnifications. In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction. These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax, and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealers and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities generally would be triggered by a breach of terms of the contract or by a third-party claim. While some of these indemnifications are limited in nature, many of them do not limit potential payment. Therefore, we are unable to estimate a maximum amount of future payments that could result from claims made under these unlimited indemnities.

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
Litigation and claims are accrued when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate matters based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2013. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.
As noted, the litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.