Form 10-Q
period 2014-03-31
FORD MOTOR CREDIT CO LLC
filed 2014-05-01
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

or

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
For the Quarter Ended March 31, 2014

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
For the Periods Ended March 31, 2014 and 2013
(in millions)

	First Quarter
	2014	2013
	(unaudited)
Financing revenue
Operating leases	$966	$754
Retail financing	696	697
Dealer financing	393	378
Other	21	25
Total financing revenue	2,076	1,854
Depreciation on vehicles subject to operating leases	(705)	(481)
Interest expense	(666)	(683)
Net financing margin	705	690
Other revenue
Insurance premiums earned	32	29
Other income, net (Note 11)	51	77
Total financing margin and other revenue	788	796
Expenses
Operating expenses	250	250
Provision for credit losses (Note 4)	31	29
Insurance expenses	8	10
Total expenses	289	289
Income before income taxes	499	507
Provision for income taxes	187	143
Net income	$312	$364

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended March 31, 2014 and 2013
(in millions)

	First Quarter
	2014	2013
	(unaudited)
Net income	$312	$364
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	(82)	(187)
Total other comprehensive income/(loss), net of tax	(82)	(187)
Comprehensive income	$230	$177

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and cash equivalents	$8,441	$9,424
Marketable securities	2,817	1,943
Finance receivables, net (Note 2)	84,046	81,636
Net investment in operating leases (Note 3)	18,832	18,277
Notes and accounts receivable from affiliated companies	665	1,077
Derivative financial instruments (Note 7)	668	585
Other assets (Note 8)	2,895	2,666
Total assets	$118,364	$115,608

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,561	$1,445
Affiliated companies	575	211
Total accounts payable	2,136	1,656
Debt (Note 9)	100,990	98,693
Deferred income taxes	1,759	1,627
Derivative financial instruments (Note 7)	470	506
Other liabilities and deferred income (Note 8)	2,203	2,522
Total liabilities	107,558	105,004

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,217	5,217
Accumulated other comprehensive income (Note 10)	635	717
Retained earnings	4,954	4,670
Total shareholder’s interest	10,806	10,604
Total liabilities and shareholder’s interest	$118,364	$115,608

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and cash equivalents	$2,768	$4,198
Finance receivables, net	44,443	45,796
Net investment in operating leases	9,592	8,116
Derivative financial instruments	1	5

LIABILITIES
Debt	$38,983	$40,728
Derivative financial instruments	73	88

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
For the Periods Ended March 31, 2014 and 2013
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income (Note 10)	Retained Earnings	Total
Balance at December 31, 2013	$5,217	$717	$4,670	$10,604
Net income	—	—	312	312
Other comprehensive income/(loss), net of tax	—	(82)	—	(82)
Distributions	—	—	(28)	(28)
Balance at March 31, 2014	$5,217	$635	$4,954	$10,806

Balance at December 31, 2012	$5,274	$743	$3,636	$9,653
Net income	—	—	364	364
Other comprehensive income/(loss), net of tax	—	(187)	—	(187)
Distributions	—	—	(28)	(28)
Balance at March 31, 2013	$5,274	$556	$3,972	$9,802

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2014 and 2013
(in millions)

	First Quarter
	2014	2013
	(unaudited)
Cash flows from operating activities
Net income	$312	$364
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	31	29
Depreciation and amortization	912	679
Amortization of upfront interest supplements	(247)	(252)
Net change in deferred income taxes	149	(21)
Net change in other assets	190	(78)
Net change in other liabilities	252	601
All other operating activities	62	(170)
Net cash provided by/(used in) operating activities	1,661	1,152
Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(7,928)	(7,240)
Collections of finance receivables (excluding wholesale and other)	7,429	7,084
Purchases of operating lease vehicles	(3,074)	(2,652)
Liquidations of operating lease vehicles	1,551	967
Net change in wholesale receivables and other	(2,063)	(2,062)
Net change in notes receivable from affiliated companies	31	6
Purchases of marketable securities	(4,322)	(9,256)
Proceeds from sales and maturities of marketable securities	3,440	9,021
Settlements of derivatives	(119)	(42)
All other investing activities	49	6
Net cash provided by/(used in) investing activities	(5,006)	(4,168)
Cash flows from financing activities
Proceeds from issuances of long-term debt	11,698	9,183
Principal payments on long-term debt	(8,060)	(6,630)
Change in short-term debt, net	(1,179)	(988)
Cash distributions to parent	(28)	(28)
All other financing activities	(35)	59
Net cash provided by/(used in) financing activities	2,396	1,596
Effect of exchange rate changes on cash and cash equivalents	(34)	(156)

Net increase/(decrease) in cash and cash equivalents	$(983)	$(1,576)

Cash and cash equivalents at January 1	$9,424	$9,189
Net increase/(decrease) in cash and cash equivalents	(983)	(1,576)
Cash and cash equivalents at March 31	$8,441	$7,613

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

We reclassified certain prior period amounts in our consolidated financial statements to conform to the presentation in our 2013 10-K Report.

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or extraordinary items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Adoption of New Accounting Standards
Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. On January 1, 2014, we adopted the new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard is consistent with our prior practice, thus the adoption did not impact our consolidated financial statements.

Foreign Currency Matters - Parent’s Accounting for Cumulative Translation Adjustment. On January 1, 2014, we adopted the new accounting standard that clarifies the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is consistent with our prior practice, thus the adoption did not impact our consolidated financial statements.

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. On January 1, 2014, we adopted the new accounting standard that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The adoption of this accounting standard did not have a material impact on our consolidated financial statements or financial statement disclosures.

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

•
Other – purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers, receivables from Ford related loans, and certain used vehicles from daily rental fleet companies. These receivables are excluded from our credit quality reporting since the performance of this group of receivables is generally guaranteed by Ford.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	March 31, 2014			December 31, 2013
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross (a)	$40,687	$11,353	$52,040	$40,902	$10,797	$51,699
Less: Unearned interest supplements (b)	(1,252)	(249)	(1,501)	(1,255)	(247)	(1,502)
Consumer finance receivables	39,435	11,104	50,539	39,647	10,550	50,197

Non-Consumer
Dealer financing (a)(c)	23,173	9,292	32,465	22,139	8,232	30,371
Other	972	404	1,376	1,050	375	1,425
Non-Consumer finance receivables	24,145	9,696	33,841	23,189	8,607	31,796

Total recorded investment	$63,580	$20,800	$84,380	$62,836	$19,157	$81,993

Recorded investment in finance receivables (d)	$63,580	$20,800	$84,380	$62,836	$19,157	$81,993
Less: Allowance for credit losses (e)	(258)	(76)	(334)	(280)	(77)	(357)
Finance receivables, net	$63,322	$20,724	$84,046	$62,556	$19,080	$81,636

Net finance receivables subject to fair value (f)			$82,338			$79,969
Fair Value			84,005			81,658
__________

(a)
At March 31, 2014 and December 31, 2013, includes North America consumer receivables of $20.4 billion and $21.8 billion and non-consumer receivables of $18.9 billion and $18.9 billion, respectively, and International consumer receivables of $6.4 billion and $5.9 billion and non-consumer receivables of $5.6 billion and $5.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

(b)	Ford-sponsored special financing programs attributable to retail financing.

(c)
At March 31, 2014 and December 31, 2013, includes $63 million and $67 million, respectively, of North America dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At March 31, 2014 and December 31, 2013, includes $472 million and $399 million, respectively, of International dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(d)	At March 31, 2014 and December 31, 2013, excludes $184 million and $196 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

(e)	See Note 4 for additional information related to our allowance for credit losses.

(f)
At March 31, 2014 and December 31, 2013, excludes $1.7 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $11 million and $14 million at March 31, 2014 and December 31, 2013, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $21 million and $21 million at March 31, 2014 and December 31, 2013, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	March 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$583	$50	$633	$715	$39	$754
61-90 days past due	56	15	71	88	17	105
91-120 days past due	15	7	22	18	9	27
Greater than 120 days past due	32	26	58	37	26	63
Total past due	686	98	784	858	91	949
Current	38,749	11,006	49,755	38,789	10,459	49,248
Consumer finance receivables	39,435	11,104	50,539	39,647	10,550	50,197

Non-Consumer
Total past due	28	55	83	49	40	89
Current	24,117	9,641	33,758	23,140	8,567	31,707
Non-Consumer finance receivables	24,145	9,696	33,841	23,189	8,607	31,796

Total recorded investment	$63,580	$20,800	$84,380	$62,836	$19,157	$81,993

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Non-Consumer Segment. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is required when the dealer has sold the vehicle. Each non-consumer lending request is evaluated by taking into consideration the borrower’s financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that we consider most significant in predicting a dealer’s ability to meet its financial obligations. We also consider numerous other financial and qualitative factors of the dealer’s operations including capitalization and leverage, liquidity and cash flow, profitability, and credit history with ourselves and other creditors. A dealer’s risk rating does not reflect any guarantees or a dealer owner’s net worth.

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

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	March 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Dealer financing
Group I	$19,527	$6,379	$25,906	$18,424	$5,450	$23,874
Group II	3,306	2,258	5,564	3,289	2,092	5,381
Group III	330	602	932	424	649	1,073
Group IV	10	53	63	2	41	43
Total recorded investment	$23,173	$9,292	$32,465	$22,139	$8,232	$30,371

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at March 31, 2014 and December 31, 2013 was $424 million, or 0.8% of consumer receivables, and $435 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at March 31, 2014 and December 31, 2013 was $92 million, or 0.3% of non-consumer receivables, and $71 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $220 million, or 0.4% of consumer receivables, at March 31, 2014, and $238 million, or 0.5% of consumer receivables, at December 31, 2013. The recorded investment of non-consumer receivables in non-accrual status was $54 million, or 0.2% of non-consumer receivables, at March 31, 2014, and $41 million, or 0.1% of non-consumer receivables, at December 31, 2013.

Troubled Debt Restructurings

A restructuring of debt constitutes a TDR if we grant a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $50 million, or 0.1%, and $55 million, or 0.1%, of consumer receivables, during the periods ended March 31, 2014 and 2013, respectively. The annualized subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer receivables was 6.4% and 6.3% of TDRs at March 31, 2014 and 2013, respectively. There were no non-consumer receivables involved in TDRs during the periods ended March 31, 2014 and 2013.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the contract’s original effective interest rate, or for receivables where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $23 million and $22 million at March 31, 2014 and 2013, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis during the periods ended March 31, 2014 and 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consist primarily of lease contracts for vehicles with retail customers, daily rental companies, government entities, and fleet customers with terms of 60 months or less.

Net investment in operating leases were as follows (in millions):

	March 31, 2014	December 31, 2013
Vehicles, at cost, including acquisition costs	$21,784	$21,092
Less: Accumulated depreciation	(2,928)	(2,792)
Net investment in operating leases before allowance for credit losses (a)	18,856	18,300
Less: Allowance for credit losses	(24)	(23)
Net investment in operating leases	$18,832	$18,277
__________

(a)
At March 31, 2014 and December 31, 2013, includes net investment in operating leases of $9.6 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended March 31 (in millions):

	First Quarter 2014
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$327	$30	$357	$23	$380
Charge-offs	(75)	(2)	(77)	(28)	(105)
Recoveries	34	5	39	14	53
Provision for credit losses	23	(7)	16	15	31
Other (a)	(2)	1	(1)	—	(1)
Ending balance	$307	$27	$334	$24	$358

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$284	$24	$308	$24	$332
Specific impairment allowance	23	3	26	—	26
Ending balance	307	27	334	24	$358

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	50,115	33,749	83,864	18,856
Specifically evaluated for impairment	424	92	516	—
Recorded investment	50,539	33,841	84,380	18,856

Ending balance, net of allowance for credit losses	$50,232	$33,814	$84,046	$18,832
__________

(a)	Represents amounts related to translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

	First Quarter 2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$356	$29	$385	$23	$408
Charge-offs	(79)	(1)	(80)	(15)	(95)
Recoveries	38	1	39	11	50
Provision for credit losses	28	(2)	26	3	29
Other (a)	(3)	—	(3)	—	(3)
Ending balance	$340	$27	$367	$22	$389

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$318	$26	$344	$22	$366
Specific impairment allowance	22	1	23	—	23
Ending balance	340	27	367	22	$389

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	46,335	30,180	76,515	14,693
Specifically evaluated for impairment	418	66	484	—
Recorded investment	46,753	30,246	76,999	14,693

Ending balance, net of allowance for credit losses	$46,413	$30,219	$76,632	$14,671
__________

(a)	Represents amounts related to translation adjustments.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	March 31, 2014
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$21.2	$0.2	$21.0	$18.8
Wholesale financing	0.6	23.4	—	23.4	13.6
Finance receivables	2.3	44.6	0.2	44.4	32.4
Net investment in operating leases	0.5	9.6	—	9.6	6.6
Total VIE	$2.8	$54.2	$0.2	$54.0	$39.0

Non-VIE
Retail financing	$0.3	$5.6	$—	$5.6	$5.3
Wholesale financing	—	1.1	—	1.1	0.9
Finance receivables	0.3	6.7	—	6.7	6.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.7	$—	$6.7	$6.2

Total securitization transactions
Retail financing	$2.0	$26.8	$0.2	$26.6	$24.1
Wholesale financing	0.6	24.5	—	24.5	14.5
Finance receivables	2.6	51.3	0.2	51.1	38.6
Net investment in operating leases	0.5	9.6	—	9.6	6.6
Total securitization transactions	$3.1	$60.9	$0.2	$60.7	$45.2
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2013
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.9	$23.1	$0.2	$22.9	$20.3
Wholesale financing	1.9	22.9	—	22.9	14.8
Finance receivables	3.8	46.0	0.2	45.8	35.1
Net investment in operating leases	0.4	8.1	—	8.1	5.6
Total VIE	$4.2	$54.1	$0.2	$53.9	$40.7

Non-VIE
Retail financing	$0.2	$4.6	$—	$4.6	$4.4
Wholesale financing	—	1.0	—	1.0	0.8
Finance receivables	0.2	5.6	—	5.6	5.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$5.6	$—	$5.6	$5.2

Total securitization transactions
Retail financing	$2.1	$27.7	$0.2	$27.5	$24.7
Wholesale financing	1.9	23.9	—	23.9	15.6
Finance receivables	4.0	51.6	0.2	51.4	40.3
Net investment in operating leases	0.4	8.1	—	8.1	5.6
Total securitization transactions	$4.4	$59.7	$0.2	$59.5	$45.9
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Interest expense related to securitization debt for the periods ended March 31 was as follows (in millions):

	First Quarter
	2014	2013
VIE	$126	$151
Non-VIE	21	17
Total securitization transactions	$147	$168

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

	March 31, 2014		December 31, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$1	$73	$5	$88
Derivatives related to the VIEs	19	19	23	30
Other securitization related derivatives	5	6	5	7
Total exposures related to securitization	$25	$98	$33	$125

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the periods ended March 31 was as follows (in millions):

	First Quarter
	2014	2013
VIEs	$20	$(92)
Related to the VIEs	(6)	3
Other securitization related derivatives	4	1
Total derivative expense/(income) related to securitization	$18	$(88)

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $26 million and $0 at March 31, 2014 and December 31, 2013, respectively, and ranged from $0 to $68 million during the first quarter of 2014. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 12 for additional information regarding derivatives.

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $73 million and $72 million at March 31, 2014 and December 31, 2013, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the periods ended March 31 (in millions):

	First Quarter
	2014	2013
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$69	$61
Ineffectiveness (a)	5	(6)
Total	$74	$55

Derivatives not designated as hedging instruments
Interest rate contracts	$(18)	$2
Foreign currency exchange contracts (b)	(5)	75
Cross-currency interest rate swap contracts (b)	(5)	138
Total	$(28)	$215
__________

(a)
For the first quarter of 2014 and 2013, hedge ineffectiveness reflects change in fair value on derivatives of $105 million gain and $91 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $100 million loss and $85 million gain, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were mostly offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	March 31, 2014			December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$18,637	$338	$175	$18,778	$360	$179

Derivatives not designated as hedging instruments
Interest rate contracts	66,917	325	109	69,863	224	126
Foreign currency exchange contracts (a)	2,271	4	21	2,410	1	25
Cross-currency interest rate swap contracts	2,927	1	165	2,620	—	176
Total derivatives not designated as hedging instruments	72,115	330	295	74,893	225	327
Total derivative financial instruments	$90,752	$668	$470	$93,671	$585	$506
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

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

Counterparty Risk

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at March 31, 2014 was $668 million, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	March 31, 2014		December 31, 2013
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$668	$470	$585	$506
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(307)	(307)	(296)	(296)
Net amount	$361	$163	$289	$210

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency derivative contracts. As of March 31, 2014 and December 31, 2013, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). At March 31, 2014 and December 31, 2013, our adjustment increased derivative assets by $2 million and $2 million, respectively, and decreased our derivative liabilities by $12 million and $25 million, respectively. See Note 12 for additional information regarding valuation methodologies.

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

Other assets were as follows (in millions):

	March 31, 2014	December 31, 2013
Accrued interest and other non-finance receivables	$1,133	$1,010
Collateral held for resale, at net realizable value	545	399
Restricted cash (a)	116	169
Deferred charges	238	252
Deferred charges – income taxes	180	184
Prepaid reinsurance premiums and other reinsurance receivables	354	340
Investment in non-consolidated affiliates	133	133
Property and equipment, net of accumulated depreciation (b)	120	120
Other	76	59
Total other assets	$2,895	$2,666
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $329 million and $343 million at March 31, 2014 and December 31, 2013, respectively.

Other liabilities and deferred income were as follows (in millions):

	March 31, 2014	December 31, 2013
Interest payable	$586	$615
Tax related payables to Ford and affiliated companies	730	941
Unrecognized tax benefits	110	101
Unearned insurance premiums	363	350
Other	414	515
Total other liabilities and deferred income	$2,203	$2,522

In the first quarter of 2014 and in the year ended December 31, 2013, we paid $262 million and $288 million, respectively, to Ford to settle tax related payables which were reflected in Other liabilities and deferred income. The payment in the first quarter of 2013 reduced the liability for unrecognized tax benefits reflecting the settlement of tax deficiencies related to the 2008 and 2009 tax years.

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

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2014	2013	2014	2013	March 31, 2014	December 31, 2013
Short-term debt
Asset-backed commercial paper	0.2%	0.2%			$1,331	$3,364
Floating rate demand notes	1.1%	1.1%			5,513	5,319
Other asset-backed short-term debt	0.7%	0.7%			1,972	1,963
Commercial paper	0.8%	0.9%			2,464	2,003
Other short-term debt	5.7%	5.3%			2,532	2,372
Total short-term debt	1.7%	1.5%	1.8%	1.5%	13,812	15,021
Long-term debt
Senior indebtedness
Notes payable within one year					5,675	4,479
Notes payable after one year					39,533	38,617
Asset-backed debt
Notes payable within one year					17,409	17,322
Notes payable after one year					24,448	23,238
Unamortized discount					(77)	(87)
Fair value adjustments					190	103
Total long-term debt	2.9%	3.0%	3.1%	3.2%	87,178	83,672
Total debt	2.7%	2.8%	2.9%	3.0%	$100,990	$98,693

Fair value of debt					$103,968	$101,866

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

The fair value of debt reflects interest accrued but not yet paid of $586 million and $618 million at March 31, 2014 and December 31, 2013, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt also includes $10.5 billion and $9.7 billion of short-term debt at March 31, 2014 and December 31, 2013, respectively, carried at cost, which approximates fair value. See Note 12 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	March 31, 2014	December 31, 2013
Other short-term debt	$10	$27
Notes payable within one year	100	4
Notes payable after one year	231	307
Total debt with affiliated companies	$341	$338

Debt Repurchases and Calls. From time to time and based on market conditions, we may repurchase or call some of our outstanding unsecured and asset-backed debt. If we have excess liquidity and it is an economically favorable use of our available cash, we may repurchase or call debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

In the first quarter of 2014, through market transactions, we called an aggregate principal amount of $195 million (of which none were maturing in 2014) of our unsecured debt. As a result, we recorded a pre-tax loss of $1 million, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during the first quarter of 2014.

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

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At March 31, 2014, maturities were as follows (in millions):

	2014 (a)	2015 (b)	2016	2017	2018	Thereafter (c)	Total
Unsecured debt	$13,013	$9,961	$9,293	$7,298	$5,596	$10,556	$55,717
Asset-backed debt	15,300	14,905	9,293	4,546	498	618	45,160
Total	28,313	24,866	18,586	11,844	6,094	11,174	100,877
Unamortized (discount)/premium							(77)
Fair value adjustments							190
Total debt							$100,990
__________

(a)	Includes $12,668 million for short-term and $15,645 million for long-term debt.

(b)	Includes $1,144 million for short-term and $23,722 million for long-term debt.

(c)	Includes $10,540 million of unsecured debt maturing between 2019 and 2024 with the remaining balance maturing after 2031.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the accumulated balance of AOCI for the periods ended March 31 were as follows (in millions):

	First Quarter
	2014	2013
Foreign currency translation
Beginning balance	$717	$743
Net gain/(loss) on foreign currency translation	(82)	(187)
Other comprehensive income/(loss), net of tax	(82)	(187)
Ending balance	$635	$556

Total AOCI ending balance at March 31	$635	$556

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended March 31 (in millions):

	First Quarter
	2014	2013
Gains/(Losses) on derivatives (a)	$(23)	$209
Currency revaluation gains/(losses) (a)	7	(208)
Interest and investment income	14	15
Insurance fee income	26	16
Other	27	45
Total other income, net	$51	$77
__________

(a)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Note 7 for detail by derivative instrument and risk type.

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

We have entered into repurchase agreements with certain counterparties where we are the transferee. These agreements allow us to offset our entire gross exposure in the event of default or breach of contract.  The gross value of these assets and liabilities reflected on our balance sheet at March 31, 2014 and December 31, 2013 was $308 million and $227 million, respectively.

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

The fair value of retail and dealer loans measured on a nonrecurring basis was $55 million and $61 million at March 31, 2014 and December 31, 2013, respectively. Changes in the significant unobservable inputs will not materially affect the fair value of these loans. The fair value adjustment recorded to expense for these receivables was $19 million and $25 million during the first quarter of 2014 and 2013, respectively.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents-financial instruments
Non-U.S. government	$—	$75	$75	$—	$24	$24
Total cash equivalents-financial instruments (a)	—	75	75	—	24	24
Marketable securities
U.S. government	794	—	794	418	—	418
U.S. government-sponsored enterprises	—	340	340	—	25	25
Non-U.S. government agencies (b)	—	303	303	—	128	128
Corporate debt	—	1,246	1,246	—	1,273	1,273
Mortgage-backed and other asset-backed	—	41	41	—	43	43
Non-U.S. government	—	93	93	—	56	56
Total marketable securities	794	2,023	2,817	418	1,525	1,943
Derivative financial instruments
Interest rate contracts	—	663	663	—	584	584
Foreign currency exchange contracts	—	4	4	—	1	1
Cross-currency interest rate swap contracts	—	1	1	—	—	—
Total derivative financial instruments	—	668	668	—	585	585
Total assets at fair value	$794	$2,766	$3,560	$418	$2,134	$2,552

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$284	$284	$—	$305	$305
Foreign currency exchange contracts	—	21	21	—	25	25
Cross-currency interest rate swap contracts	—	165	165	—	176	176
Total derivative financial instruments	—	470	470	—	506	506
Total liabilities at fair value	$—	$470	$470	$—	$506	$506
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $6.2 billion and $6.6 billion at March 31, 2014 and December 31, 2013, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.1 billion and $2.8 billion at March 31, 2014 and December 31, 2013, respectively.

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

We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in unallocated risk management and are excluded in assessing our North America and International Segment performance, because they are carried out on a centralized basis at the corporate level, with only certain elements allocated to these segments. We also adjust segment performance to re-allocate interest expense between the North America and International Segments reflecting debt and equity levels proportionate to their product risk. Receivables for the North America and International Segments are presented on a managed basis. Management believes that managed receivables is the appropriate measurement of business growth, as it closely approximates the customers’ outstanding balance on the receivables, which is the basis for earning revenue. As a result, managed receivables equals total net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

Key operating data for our business segments for the periods ended or at March 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
First Quarter 2014
Total revenue (b)	$1,769	$401	$(11)	$—	$(11)	$2,159
Income before income taxes	378	132	(11)	—	(11)	499
Other disclosures
Depreciation on vehicles subject to operating leases	695	10	—	—	—	705
Interest expense	512	154	—	—	—	666
Provision for credit losses	29	2	—	—	—	31
Net finance receivables and net investment in operating leases	85,130	21,335	—	(3,587)	(3,587)	102,878
Total assets	92,566	25,798	—	—	—	118,364

First Quarter 2013
Total revenue (b)	$1,582	$369	$9	$—	$9	$1,960
Income before income taxes	407	91	9	—	9	507
Other disclosures
Depreciation on vehicles subject to operating leases	476	5	—	—	—	481
Interest expense	517	166	—	—	—	683
Provision for credit losses	22	7	—	—	—	29
Net finance receivables and net investment in operating leases	76,829	17,496	—	(2,999)	(2,999)	91,326
Total assets	83,523	22,413	—	—	—	105,936
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

The maximum potential payments under these guarantees and limited indemnities totaled $102 million and $100 million at March 31, 2014 and December 31, 2013, respectively. Of these values, $96 million at March 31, 2014 and December 31, 2013, were counter-guaranteed by Ford to us. The carrying value of recorded liabilities related to guarantees and limited indemnities were de minimis at March 31, 2014 and December 31, 2013.

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of governmental regulations; tax matters; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealers and other contractual relationships; personal injury matters; investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages in very large amounts, sanctions, assessments, or other relief, which, if granted, would require very large expenditures.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate matters based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at March 31, 2014. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.
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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of March 31, 2014 and December 31, 2013, and the related consolidated statements of income and of comprehensive income for the three-month periods ended March 31, 2014 and 2013 and the consolidated statements of shareholder’s interest and of cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, of comprehensive income, of shareholder’s interest, and of cash flows for the year then ended (not presented herein), and in our report dated February 18, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
May 1, 2014

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 2013 10-K Report.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the number of vehicles that will be returned to us and sold, and changes in our estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2013 10-K Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Quarter 2014 Compared with First Quarter 2013

On a pre-tax basis we earned $499 million in the first quarter of 2014, compared with $507 million a year ago. The following chart shows the factors that contributed to the largely unchanged pre-tax profit:

2014 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$507
$499
$85
$(15)
$(2)
$(62)
$(14)
$(8)
2013 1Q
2014 1Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:

	2013 1Q	2014 1Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
B / (W) 2013 4Q		$131	$18	$(24)	$34	$54	$49

<u>Receivables</u> (Bils.)

	2013 1Q	2014 1Q
Net (a)	$91	$103
Managed (b)	94	106

(a)
Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit’s balance sheet. The prior period was revised to conform to the presentation in our 2013 10-K Report.

(b)
Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The prior period was revised to conform to the presentation in our 2013 10-K Report.

The higher volume reflects increases in nearly all products: leasing in North America, and both consumer and non-consumer finance receivables in all geographic segments. The increases in leasing and consumer finance receivables reflect improved Ford Credit financing share as a result of changes in Ford’s marketing programs. The increase in non-consumer finance receivables is due to higher dealer stocks.

The unfavorable residual performance primarily reflects revised depreciation due to expectations of lower auction values in the North America lease portfolio.

Our pre-tax profit was higher than fourth quarter 2013 explained primarily by favorable lease residual performance due to higher auction values, as well as lower operating costs included in Other. These factors are consistent with normal seasonality.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the periods ending March 31 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

		First Quarter
	2014	2013	2014 Over/(Under) 2013
Income before income taxes
North America Segment	$378	$407	$(29)
International Segment	132	91	41
Unallocated risk management	(11)	9	(20)
Income before income taxes	$499	$507	$(8)

North America Segment

The decrease in the North America Segment pre-tax profit is largely explained by unfavorable lease residual performance primarily reflecting revised depreciation due to expectations of lower auction values in the lease portfolio. A partial offset is higher volume, which is driven by increases in leasing as well as increases in both consumer and non-consumer finance receivables. The increases in leasing and consumer finance receivables reflect improved Ford Credit financing share as a result of changes in Ford’s marketing programs. The increase in non-consumer finance receivables is due to higher dealer stocks.

International Segment

The increase in the International Segment pre-tax profit is attributed to Europe and China, primarily explained by higher volume driven by an increase in consumer and non-consumer finance receivables.

Unallocated Risk Management

The decrease in unallocated risk management primarily reflects unfavorable performance in market valuation adjustments to derivatives. For additional information, see Notes 7 and 12 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the periods ended March 31 were as follows (in thousands):

	First Quarter
	2014	2013
North America Segment
United States	284	272
Canada	24	25
Total North America Segment	308	297

International Segment
Europe	112	103
Other International	34	18
Total International Segment	146	121
Total contract placement volume	454	418

Shown below are our financing shares of new Ford- and Lincoln-brand vehicles sold by dealers in the United States and new Ford-brand vehicles sold by dealers in Europe for the periods ended March 31.

Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and new Ford-brand vehicles acquired by dealers in Europe for the periods ended March 31:

	First Quarter
	2014	2013
United States
Financing share
Retail installment and lease	44%	40%
Wholesale	76	77

Europe
Financing share
Retail installment and lease	34%	34%
Wholesale	98	98

North America Segment

The increase in total contract placement volume primarily reflects higher financing share of new Ford and Lincoln vehicles. The increase in Ford and Lincoln retail financing share primarily reflects changes in Ford’s marketing programs that favored us.

International Segment

The increase in total contract placement volume primarily reflects growth in sales of new Ford vehicles in China and in Europe, and Ford Credit’s re-entry into consumer financing in Mexico.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2014	December 31, 2013
Net Receivables
Finance receivables – North America Segment
Consumer - Retail financing	$40.7	$40.9
Non-Consumer
Dealer Financing (a)	23.2	22.1
Other	1.0	1.0
Total finance receivables - North America Segment (b)	64.9	64.0
Finance receivables – International Segment
Consumer - Retail financing	11.3	10.8
Non-Consumer
Dealer Financing (a)	9.3	8.3
Other	0.4	0.4
Total finance receivables - International Segment (b)	21.0	19.5
Unearned interest supplements	(1.5)	(1.5)
Allowance for credit losses	(0.3)	(0.4)
Finance receivables, net	84.1	81.6
Net investment in operating leases (b)	18.8	18.3
Total net receivables	$102.9	$99.9

Managed Receivables
Total net receivables	$102.9	$99.9
Unearned interest supplements and residual support	3.1	3.1
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.1	—
Total managed receivables	$106.5	$103.4
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory. For additional information, see Note 2 of our Notes to the Financial Statements.

(b)
At March 31, 2014 and December 31, 2013, includes consumer receivables before allowance for credit losses of $26.8 billion and $27.7 billion and non-consumer receivables before allowance for credit losses of $24.5 billion and $23.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2014 and December 31, 2013, includes net investment in operating leases before allowance for credit losses of $9.6 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2013 10-K Report and Note 5 of our Notes to the Financial Statements for the period ended March 31, 2014.

Managed receivables at March 31, 2014 increased from year-end 2013, primarily driven by increases in non-consumer finance receivables in the North America and International Segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserve) is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. A description of our allowance setting process is provided in the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 2013 10-K Report.

Most of our charge-offs are related to retail finance and operating lease contracts. Charge-offs result from the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail finance and operating lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 2013 10-K Report.

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At March 31, 2014 and December 31, 2013, we classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in our portfolio as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Loss Metrics

Worldwide

The following charts show (i) quarterly trends of charge-offs (credit losses, net of recoveries), (ii) loss-to-receivables ratios (charge-offs on an annualized basis divided by average end-of-period (“EOP”) managed receivables), (iii) credit loss reserve, and (iv) our credit loss reserve as a percentage of EOP managed receivables:

WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils.)

$45
$32
$47
$52
$52
1Q
2Q
3Q
4Q
1Q
2013
2014

Memo: Retail & Lease

$45	$25	$45	$51	$55

(ii) Loss-to-Receivables Ratio (LTR)

0.20%
0.14%
0.19%
0.20%
0.20%
1Q
2Q
3Q
4Q
1Q
2013
2014

(iii) Credit Loss Reserve (Mils.) and (iv) Reserve as a Pct. of EOP Managed Receivables

Reserve as % of EOP Mgd. Rec.
0.41%
0.39%
0.37%
0.37%
0.34%
Reserve
$389
$376
$368
$380
$358
1Q
2Q
3Q
4Q
1Q
2013
2014

Year-over-year charge-offs were up $7 million. Quarter-over-quarter charge-offs were unchanged.

The loss-to-receivables ratio was equal to both the same period a year ago and the prior quarter. The loss-to-receivables ratio of 20 basis points is still well below the 10-year average of 54 basis points.

The credit loss reserve was $358 million, down $31 million from a year ago, reflecting the continuation of low losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Retail Installment and Operating Lease

The following charts show the credit loss drivers for our U.S. Ford- and Lincoln-brand retail financing and operating lease portfolio, which comprised approximately 72% of our worldwide consumer portfolio at March 31, 2014:

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies (a)

0.17%
0.13%
0.16%
0.16%
0.16%
1Q
2Q
3Q
4Q
1Q
2013
2014

Memo: New Bankruptcy Filings (000)	5	4	4	4	3

Repossessions (000)

Repo. Ratio
1.29%
1.06%
1.24%
1.14%
1.12%
8
6
8
7
7
1Q
2Q
3Q
4Q
1Q
2013
2014

Severity

$7,200
$7,600
$7,500
$8,100
$7,700
1Q
2Q
3Q
4Q
1Q
2013
2014

Charge-Offs (Mils.) and LTR (%)

LTR
$34
$16
$35
$42
$45
0.30%
0.14%
0.28%
0.33%
0.35%
1Q
2Q
3Q
4Q
1Q
2013
2014

(a) Excluding bankruptcies

Over-60-day delinquencies were down one basis point from a year ago and equal to the fourth quarter of 2013.

Repossessions in the first quarter were 7,000 units, or 1.12% of average accounts outstanding, down 17 basis points from a year ago and down 2 basis points from the fourth quarter of 2013. The repossession ratio of 112 basis points is well below the 10-year average of 213 basis points.

Severity was $7,700 in the first quarter, up $500 from the same period a year ago, primarily reflecting lower auction values and earlier time to repossession as we continue to grow our portfolio. Severity improved $400 from the fourth quarter of 2013, primarily reflecting seasonally higher auction values.

The year-over-year increase in charge-offs primarily reflects higher severity. The first quarter’s LTR of 35 basis points is well below our 10-year average of 76 basis points.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2013 10-K Report.

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show return volumes and auction values at constant first quarter 2014 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 88% of our total net investment in operating leases at March 31, 2014.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
26
17
6
3
27
16
7
4
27
17
5
5
34
21
8
5
60
40
12
8
1Q
2Q
3Q
4Q
1Q
2013
2014

Auction Values (At Q1 2014 Mix)

24-Month
$19,550
$19,000
$19,435
$18,315
$18,965
$17,545
$17,055
$17,490
$16,840
$17,820
36-Month
1Q
2Q
3Q
4Q
1Q
2013
2014

Memo: U.S. Return Rates

69%	68%	69%	77%	82%

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$14.7(a)	$16.2(a)	$17.3(a)	$18.3	$18.8

(a)
During the fourth quarter of 2013, Ford Credit changed its accounting method to include unearned operating lease interest supplements and residual support in Net Investment in Operating Leases. These periods were revised to conform to the presentation in our 2013 10-K Report.

Lease return volumes in the first quarter of 2014 were 34,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011 and 2012 compared with prior years. The first quarter lease return rate was 82%, up 13 percentage points compared with the same period last year, primarily reflecting a higher percent of vehicles with a lease-end purchase price above market value.

In the first quarter of 2014, our auction performance was mixed. Compared to the prior year, 24-month average auction values decreased about $600, while 36-month average auction values increased about $300. The differences in our 24-month and 36-month auction value trends primarily reflect vehicle content and segment mix. In addition, the trends were influenced by the non-recurrence of the effects of Hurricane Sandy in the first quarter of 2013, which positively affected later-model vehicle auction prices (primarily 24-month contracts). Both our 24-month and 36-month auction values increased significantly from the fourth quarter of 2013, consistent with normal seasonality.

Our worldwide net investment in operating leases was $18.8 billion at the end of the first quarter of 2014, up about $500 million from year-end 2013, and up $4.1 billion from a year ago.

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

In several markets, locally-recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by Ford, other sources, and us. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Credit ratings assigned to us from all of the NRSROs are closely associated with their opinions on Ford.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
Ford Credit
	Long-Term Senior Unsecured	Short -Term Senior Unsecured (a)	Outlook / Trend
DBRS	BBB (low)	R-3	Stable
Fitch	BBB-	F3	Positive (b)
Moody’s	Baa3	P-3	Stable
S&P	BBB- (c)	NR	Stable
__________

(a)	Fitch assigned an F3 rating to the Ford Credit unsecured commercial paper program on April 8, 2014.

(b)	On April 22, 2014, Fitch affirmed its Issuer Default Ratings for Ford Credit and improved the outlook to positive from stable.

(c)
S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford Credit, with a negative outlook. The negative outlook reflects the negative trend S&P has assigned to U.K. banking industry risk.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Our funding strategy remains focused on diversification, and we plan to continue accessing a variety of markets, channels, and investors. The following chart shows the trends in the funding for our managed receivables:

FUNDING STRUCTURE

Billions
Unsecured Commercial Paper
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt (incl Bank Borrowings)
Other
Equity
Cash, Cash Equivalents, and Marketable Securities (c)
$92
$2
$5
$6
$37
$39
$4
$10
$11
$103
$2
$5
$3
$43
$45
$5
$11
$11
$106
$2
$6
$1
$44
$48
$5
$11
$11
~$110
~$3
~$6
$40-44
$50-54
$6-7
$11-12
$9-11
Year-End 2012
Year-End 2013
Q1 2014
Year-End 2014 Fcst.
Securitized Funding as Percentage of Managed Receivables
47%
44%
42%
36-40%

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.
(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(c)	Excludes marketable securities related to insurance activities.

At the end of the first quarter of 2014, managed receivables were $106 billion, and we ended the quarter with about $11 billion in cash. Securitized funding was 42% of managed receivables.

We are projecting 2014 year-end managed receivables of about $110 billion and securitized funding as a percentage of managed receivables in the range of 36% to 40%. This percentage will continue to decline going forward.

Public Term Funding Plan

The following table illustrates our planned issuances for full-year 2014, our public term funding issuances through April 30, 2014, and our funding issuances for full-year 2013 and 2012 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2014
	Full-Year Forecast		Through April 30	Full-Year 2013	Full-Year 2012

Unsecured	$9	-12	$4	$11	$9
Securitizations (a)	12	-15	5	14	14
Total	$21	-27	$9	$25	$23
__________

(a)	Includes Rule 144A offerings.

Through April 30, 2014, we completed $9 billion of public term funding in the United States, Canada, and Europe, including about $4 billion of unsecured debt and $5 billion of securitizations.

For 2014, we project full-year public term funding in the range of $21 billion to $27 billion, consisting of $9 billion to $12 billion of unsecured debt and $12 billion to $15 billion of public securitizations. These are unchanged from prior guidance.

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

The following table illustrates our liquidity programs and utilization (in billions):

	March 31, 2014	December 31, 2013
Liquidity Sources (a)
Cash (b)	$10.7	$10.8
Unsecured credit facilities	1.6	1.6
FCAR bank lines	1.6	3.5
Conduit/Bank Asset-Backed Securitizations (“ABS”)	30.8	29.4
Total liquidity sources	44.7	45.3

Utilization of Liquidity
Securitization cash (c)	(3.1)	(4.4)
Unsecured credit facilities	(0.4)	(0.4)
FCAR bank lines	(1.3)	(3.3)
Conduit/Bank ABS	(16.6)	(14.7)
Total utilization of liquidity	(21.4)	(22.8)
Gross liquidity	23.3	22.5
Capacity in excess of eligible receivables	(0.7)	(1.1)
Liquidity available for use	$22.6	$21.4
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

At March 31, 2014, we had $44.7 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of our liquidity totaled $21.4 billion at quarter end, compared with $22.8 billion at year-end 2013. The decrease of $1.4 billion reflects lower securitization cash.

We ended the quarter with gross liquidity of $23.3 billion. Capacity in excess of eligible receivables was $0.7 billion. This provides a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed. Total liquidity available for use continues to remain strong at $22.6 billion at quarter end, $1.2 billion higher than year-end 2013. We are focused on maintaining liquidity levels that meet our business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2014, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.7 billion, compared with $10.8 billion at year-end 2013.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $3.1 billion and $4.4 billion at March 31, 2014 and December 31, 2013, respectively.

Our substantial liquidity and cash balance have provided us the opportunity to selectively call and repurchase our unsecured and asset-backed debt through market transactions. In the first quarter of 2014, we called an aggregate principal amount of $195 million (of which none were maturing in 2014) of our unsecured debt.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $30.8 billion ($20.5 billion of retail financing, $6.0 billion of wholesale financing, and $4.3 billion of operating lease assets) at March 31, 2014, of which $5.8 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $28.4 billion (of which $5.4 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities in 2015 and 2016. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At March 31, 2014, $16.6 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities. At March 31, 2014, we and our majority-owned subsidiaries had $1.6 billion of contractually committed unsecured credit facilities with financial institutions, including FCE’s £720 million (equivalent to $1.2 billion at March 31, 2014) syndicated credit facility (the “FCE Credit Agreement”), which matures in 2016. At March 31, 2014, $1.2 billion was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2014, FCAR’s bank liquidity facilities available to support FCAR’s asset-backed commercial paper, subordinated debt, or its purchase of Ford Credit’s asset-backed securities totaled $1.6 billion, down from $3.5 billion at December 31, 2013. This reduction has been offset by increases in other committed liquidity programs, leaving Ford Credit’s total sources of liquidity largely unchanged. Ford Credit recently completed the wind down of its FCAR program. Ford Credit began repurchasing asset-backed securities in early 2014 and completed the process in April. No FCAR commercial paper remains outstanding, and all FCAR bank liquidity facilities have been terminated. In October 2013, Ford Credit established a two-year syndicated committed asset-backed liquidity facility. The facility, along with growth in other asset-backed private capacity, offsets the liquidity effects of winding down the FCAR program.

On April 30, 2014, Ford and its lenders entered into the Second Amended and Restated Credit Agreement dated as of that date (the “Ford amended revolving credit facility”), a copy of which is filed as an exhibit to Ford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Under the Ford amended revolving credit facility, lenders have commitments to Ford totaling $12.2 billion, with about $9 billion maturing on April 30, 2019 and about $3 billion maturing on April 30, 2017. On April 30, 2014, Ford designated Ford Credit as a subsidiary borrower under the Ford amended revolving credit facility, which enables us to borrow directly under that facility. Any such borrowings by us would be guaranteed by Ford. Separately, at the same time, we and Ford entered into a Relationship Agreement dated April 30, 2014 that, among other things, limits to $2 billion the amount we may borrow under the Ford amended revolving credit facility, allocates that amount of commitments to us on an irrevocable and exclusive basis to grow our overall liquidity, supporting growth and expanded funding programs, and requires us to reimburse Ford for the proportionate costs of that amount of commitments under the facility. As a result of this arrangement, we will reflect $2 billion of the commitments under the Ford amended revolving credit facility as Ford Credit available liquidity. A copy of the Relationship Agreement is filed as an exhibit to this Report.

Liquidity Risks

Refer to the “Liquidity” section of Item 7 of Part II of our 2013 10-K Report for a list of factors that could affect our liquidity.

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	March 31, 2014	December 31, 2013
Total debt (a)	$101.0	$98.7
Equity	10.8	10.6
Financial statement leverage (to 1)	9.3	9.3
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	March 31, 2014	December 31, 2013
Total debt (a)	$101.0	$98.7
Adjustments for cash, cash equivalents, and marketable securities (b)	(10.7)	(10.8)
Adjustments for derivative accounting (c)	(0.2)	(0.2)
Total adjusted debt	$90.1	$87.7

Equity	$10.8	$10.6
Adjustments for derivative accounting (c)	(0.3)	(0.3)
Total adjusted equity	$10.5	$10.3
Managed leverage (to 1) (d)	8.6	8.5
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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At March 31, 2014, our managed leverage was 8.6:1, compared with 8.5:1 at December 31, 2013. For information on our planned distributions, refer to the “Outlook” section below.

Accounting Standards Issued But Not Yet Adopted

There are no applicable accounting standards issued but not yet adopted to report this period.

Outlook

For the full year, we now expect pre-tax profit to be about equal to or higher than 2013. This reflects improved financing margin performance. We continue to expect managed receivables at year-end of about $110 billion, managed leverage to continue in the range of 8:1 to 9:1, and distributions to our parent of about $250 million.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company LLC as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 1, 2014 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our 2013 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2014, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $37 million over the next 12 months, compared with an increase of $63 million at December 31, 2013. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed in above.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in the internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Ford Motor Credit Company v. Sudesh Agrawal (as previously reported on page 17 of our 2013 10-K Report). As previously reported, this action is pending in the Ohio state court system and was certified by the trial court judge as a nationwide class action with an Ohio subclass in a counterclaim arising out of a collection action. Class claimants allege breach of contract, fraud, and statutory violations for Ford Credit’s lease-end wear and use charges. Class claimants allege that the standard applied by Ford Credit in determining the condition of vehicles at lease-end is different than the standard set forth in claimants’ leases. The Court of Appeals of Ohio, Eight Appellate District, affirmed nationwide class certification and certification of an Ohio subclass. We appealed, and on December 17, 2013, the Supreme Court of Ohio reversed the Court of Appeals and remanded the case for further proceedings. On March 13, 2014, the Court of Appeals reversed the trial court order certifying the classes and remanded the case for further proceedings.

ITEM 5. OTHER INFORMATION.

We have none to report.

ITEM 6. EXHIBITS.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	May 1, 2014

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 10	Relationship Agreement dated as of April 30, 2014 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed with this Report

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 1, 2014, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Item 1 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.