Form 10-Q
period 2014-06-30
FORD MOTOR CREDIT CO LLC
filed 2014-07-31
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

or

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

Exhibit Index begins on page 50

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2014

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
For the Periods Ended June 30, 2014 and 2013
(in millions)

	Second Quarter		First Half
	2014	2013	2014	2013
	(unaudited)
Financing revenue
Operating leases	$1,001	$818	$1,967	$1,572
Retail financing	691	680	1,387	1,377
Dealer financing	424	385	817	763
Other	21	24	42	49
Total financing revenue	2,137	1,907	4,213	3,761
Depreciation on vehicles subject to operating leases	(742)	(553)	(1,447)	(1,034)
Interest expense	(673)	(682)	(1,339)	(1,365)
Net financing margin	722	672	1,427	1,362
Other revenue
Insurance premiums earned	31	30	63	59
Other income, net (Note 11)	66	46	117	123
Total financing margin and other revenue	819	748	1,607	1,544
Expenses
Operating expenses	281	240	531	490
Provision for credit losses (Note 4)	27	20	58	49
Insurance expenses	77	34	85	44
Total expenses	385	294	674	583
Income before income taxes	434	454	933	961
Provision for income taxes	170	179	357	322
Net income	$264	$275	$576	$639

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended June 30, 2014 and 2013
(in millions)

	Second Quarter		First Half
	2014	2013	2014	2013
	(unaudited)
Net income	$264	$275	$576	$639
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	85	(51)	3	(238)
Total other comprehensive income/(loss), net of tax	85	(51)	3	(238)
Comprehensive income	$349	$224	$579	$401

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and cash equivalents	$6,825	$9,424
Marketable securities	3,020	1,943
Finance receivables, net (Note 2)	86,718	81,636
Net investment in operating leases (Note 3)	19,875	18,277
Notes and accounts receivable from affiliated companies	794	1,077
Derivative financial instruments (Note 7)	673	585
Other assets (Note 8)	2,536	2,666
Total assets	$120,441	$115,608

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,182	$1,445
Affiliated companies	526	211
Total accounts payable	1,708	1,656
Debt (Note 9)	103,038	98,693
Deferred income taxes	1,864	1,627
Derivative financial instruments (Note 7)	320	506
Other liabilities and deferred income (Note 8)	2,356	2,522
Total liabilities	109,286	105,004

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,217	5,217
Accumulated other comprehensive income (Note 10)	720	717
Retained earnings	5,218	4,670
Total shareholder’s interest	11,155	10,604
Total liabilities and shareholder’s interest	$120,441	$115,608

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and cash equivalents	$2,186	$4,198
Finance receivables, net	43,085	45,796
Net investment in operating leases	9,012	8,116
Derivative financial instruments	3	5

LIABILITIES
Debt	$38,322	$40,728
Derivative financial instruments	40	88

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
For the Periods Ended June 30, 2014 and 2013
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income (Note 10)	Retained Earnings	Total
Balance at December 31, 2013	$5,217	$717	$4,670	$10,604
Net income	—	—	576	576
Other comprehensive income/(loss), net of tax	—	3	—	3
Distributions	—	—	(28)	(28)
Balance at June 30, 2014	$5,217	$720	$5,218	$11,155

Balance at December 31, 2012	$5,274	$743	$3,636	$9,653
Net income	—	—	639	639
Other comprehensive income/(loss), net of tax	—	(238)	—	(238)
Distributions	—	—	(28)	(28)
Balance at June 30, 2013	$5,274	$505	$4,247	$10,026

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2014 and 2013
(in millions)

	First Half
	2014	2013
	(unaudited)
Cash flows from operating activities
Net income	$576	$639
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	58	49
Depreciation and amortization	1,842	1,438
Amortization of upfront interest supplements	(498)	(495)
Net change in deferred income taxes	238	60
Net change in other assets	292	23
Net change in other liabilities	(36)	692
All other operating activities	(17)	(229)
Net cash provided by/(used in) operating activities	2,455	2,177
Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(16,684)	(14,868)
Collections of finance receivables (excluding wholesale and other)	15,029	14,303
Purchases of operating lease vehicles	(6,357)	(5,737)
Liquidations of operating lease vehicles	3,246	1,988
Net change in wholesale receivables and other	(3,129)	(1,407)
Net change in notes receivable from affiliated companies	30	3
Purchases of marketable securities	(7,003)	(17,389)
Proceeds from sales and maturities of marketable securities	5,898	16,386
Settlements of derivatives	(62)	109
All other investing activities	44	(23)
Net cash provided by/(used in) investing activities	(8,988)	(6,635)
Cash flows from financing activities
Proceeds from issuances of long-term debt	22,655	18,158
Principal payments on long-term debt	(15,228)	(11,505)
Change in short-term debt, net	(3,393)	(3,822)
Cash distributions to parent	(28)	(28)
All other financing activities	(66)	22
Net cash provided by/(used in) financing activities	3,940	2,825
Effect of exchange rate changes on cash and cash equivalents	(6)	(135)

Net increase/(decrease) in cash and cash equivalents	$(2,599)	$(1,768)

Cash and cash equivalents at January 1	$9,424	$9,189
Net increase/(decrease) in cash and cash equivalents	(2,599)	(1,768)
Cash and cash equivalents at June 30	$6,825	$7,421

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

We reclassified certain prior period amounts in our consolidated financial statements to conform to the presentation in our 2013 Form 10-K Report.

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or extraordinary items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Adoption of New Accounting Standards
Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. On January 1, 2014, we adopted the new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists, and certain criteria are met. The new accounting standard is consistent with our prior practice, thus the adoption did not impact our consolidated financial statements.

Foreign Currency Matters - Parent’s Accounting for Cumulative Translation Adjustment. On January 1, 2014, we adopted the new accounting standard that clarifies the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is consistent with our prior practice, thus the adoption did not impact our consolidated financial statements.

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. On January 1, 2014, we adopted the new accounting standard that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The adoption of this accounting standard did not impact our consolidated financial statements or financial statement disclosures.

Accounting Standards Issued But Not Yet Adopted

Revenue - Revenue from Contracts with Customers.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes virtually all present U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards and requires additional disclosures. The new accounting standard is effective as of January 1, 2017 and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures. In June 2014, the FASB issued a new accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new standard also requires additional disclosures for certain transfers of financial assets with agreements that both entitle and obligate the transferor to repurchase the transferred assets from the transferee. The new accounting standard is effective as of January 1, 2015 and we do not expect it to have an impact on our consolidated financial statements.

Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued a new accounting standard that requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. The new accounting standard is effective as of January 1, 2016 and we do not expect it to have an impact on our consolidated financial statements.

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

Non-Consumer Segment. Receivables in this portfolio segment include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•
Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 95% of our dealer financing.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	June 30, 2014			December 31, 2013
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross (a)	$41,674	$11,857	$53,531	$40,902	$10,797	$51,699
Less: Unearned interest supplements (b)	(1,355)	(252)	(1,607)	(1,255)	(247)	(1,502)
Consumer finance receivables	40,319	11,605	51,924	39,647	10,550	50,197

Non-Consumer
Dealer financing (a)(c)	23,437	10,366	33,803	22,139	8,232	30,371
Other	952	366	1,318	1,050	375	1,425
Non-Consumer finance receivables	24,389	10,732	35,121	23,189	8,607	31,796

Total recorded investment	$64,708	$22,337	$87,045	$62,836	$19,157	$81,993

Recorded investment in finance receivables (d)	$64,708	$22,337	$87,045	$62,836	$19,157	$81,993
Less: Allowance for credit losses (e)	(252)	(75)	(327)	(280)	(77)	(357)
Finance receivables, net	$64,456	$22,262	$86,718	$62,556	$19,080	$81,636

Net finance receivables subject to fair value (f)			$84,969			$79,969
Fair Value			86,714			81,658
__________

(a)
At June 30, 2014 and December 31, 2013, includes North America consumer receivables of $20.8 billion and $21.8 billion and non-consumer receivables of $19.3 billion and $18.9 billion, respectively, and International consumer receivables of $5.9 billion and $5.9 billion and non-consumer receivables of $4.2 billion and $5.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

(b)	Ford-sponsored special financing programs attributable to retail financing.

(c)
At June 30, 2014 and December 31, 2013, includes $65 million and $67 million, respectively, of North America dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At June 30, 2014 and December 31, 2013, includes $540 million and $399 million, respectively, of International dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(d)	At June 30, 2014 and December 31, 2013, excludes $182 million and $196 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

(e)	See Note 4 for additional information related to our allowance for credit losses.

(f)
At June 30, 2014 and December 31, 2013, excludes $1.7 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $13 million and $14 million at June 30, 2014 and December 31, 2013, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $6 million and $21 million at June 30, 2014 and December 31, 2013, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	June 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$588	$41	$629	$715	$39	$754
61-90 days past due	75	19	94	88	17	105
91-120 days past due	17	8	25	18	9	27
Greater than 120 days past due	32	25	57	37	26	63
Total past due	712	93	805	858	91	949
Current	39,607	11,512	51,119	38,789	10,459	49,248
Consumer finance receivables	40,319	11,605	51,924	39,647	10,550	50,197

Non-Consumer
Total past due	8	102	110	49	40	89
Current	24,381	10,630	35,011	23,140	8,567	31,707
Non-Consumer finance receivables	24,389	10,732	35,121	23,189	8,607	31,796

Total recorded investment	$64,708	$22,337	$87,045	$62,836	$19,157	$81,993

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

Subsequent to origination, we review the credit quality of retail financing based on customer payment activity. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies which allows us to focus collection activity on higher-risk accounts. These models are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns.

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

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends on factors such as the dealer’s risk rating and our security position. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted as circumstances warrant. Audits of higher risk dealers are conducted with increased frequency based on risk ratings and our security position. We perform a credit review of each dealer at least annually and adjust the dealer’s risk rating, if necessary.

The credit quality of dealer financing receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	June 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Dealer financing
Group I	$19,978	$5,500	$25,478	$18,424	$5,450	$23,874
Group II	3,128	3,285	6,413	3,289	2,092	5,381
Group III	281	1,488	1,769	424	649	1,073
Group IV	50	93	143	2	41	43
Total recorded investment	$23,437	$10,366	$33,803	$22,139	$8,232	$30,371

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at June 30, 2014 and December 31, 2013 was $419 million, or 0.8% of consumer receivables, and $435 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at June 30, 2014 and December 31, 2013 was $170 million, or 0.5% of non-consumer receivables, and $71 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $216 million, or 0.4% of consumer receivables, at June 30, 2014, and $238 million, or 0.5% of consumer receivables, at December 31, 2013. The recorded investment of non-consumer receivables in non-accrual status was $102 million, or 0.3% of non-consumer receivables, at June 30, 2014, and $41 million, or 0.1% of non-consumer receivables, at December 31, 2013.

Troubled Debt Restructurings

A restructuring of debt constitutes a TDR if we grant a concession to a debtor for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $96 million, or 0.2%, and $109 million, or 0.2%, of consumer receivables, during the periods ended June 30, 2014 and 2013, respectively. The annualized subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer receivables was 6.0% and 6.0% of TDRs at June 30, 2014 and 2013, respectively. There were no non-consumer receivables involved in TDRs during the periods ended June 30, 2014 and 2013.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the contract’s original effective interest rate, or for receivables where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $22 million and $22 million at June 30, 2014 and 2013, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis during the periods ended June 30, 2014 and 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consist primarily of lease contracts for vehicles with retail customers, daily rental companies, government entities, and fleet customers with terms of 60 months or less.

Net investment in operating leases were as follows (in millions):

	June 30, 2014	December 31, 2013
Vehicles, at cost, including acquisition costs	$23,011	$21,092
Less: Accumulated depreciation	(3,110)	(2,792)
Net investment in operating leases before allowance for credit losses (a)	19,901	18,300
Less: Allowance for credit losses	(26)	(23)
Net investment in operating leases	$19,875	$18,277
__________

(a)
At June 30, 2014 and December 31, 2013, includes net investment in operating leases of $9.0 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended June 30 (in millions):

	Second Quarter 2014
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$307	$27	$334	$24	$358
Charge-offs	(57)	(3)	(60)	(26)	(86)
Recoveries	34	1	35	18	53
Provision for credit losses	17	—	17	10	27
Other (a)	2	(1)	1	—	1
Ending balance	$303	$24	$327	$26	$353

	First Half 2014
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$327	$30	$357	$23	$380
Charge-offs	(132)	(5)	(137)	(54)	(191)
Recoveries	68	6	74	32	106
Provision for credit losses	40	(7)	33	25	58
Other (a)	—	—	—	—	—
Ending balance	$303	$24	$327	$26	$353

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$281	$23	$304	$26	$330
Specific impairment allowance	22	1	23	—	23
Ending balance	303	24	327	26	$353

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	51,505	34,951	86,456	19,901
Specifically evaluated for impairment	419	170	589	—
Recorded investment	51,924	35,121	87,045	19,901

Ending balance, net of allowance for credit losses	$51,621	$35,097	$86,718	$19,875
__________

(a)	Represents amounts related to translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

	Second Quarter 2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$340	$27	$367	$22	$389
Charge-offs	(61)	(9)	(70)	(15)	(85)
Recoveries	38	2	40	13	53
Provision for credit losses	5	11	16	4	20
Other (a)	—	—	—	(1)	(1)
Ending balance	$322	$31	$353	$23	$376

	First Half 2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$356	$29	$385	$23	$408
Charge-offs	(140)	(10)	(150)	(30)	(180)
Recoveries	76	3	79	24	103
Provision for credit losses	33	9	42	7	49
Other (a)	(3)	—	(3)	(1)	(4)
Ending balance	$322	$31	$353	$23	$376

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$300	$27	$327	$23	$350
Specific impairment allowance	22	4	26	—	26
Ending balance	322	31	353	23	$376

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	46,759	29,541	76,300	16,222
Specifically evaluated for impairment	420	67	487	—
Recorded investment	47,179	29,608	76,787	16,222

Ending balance, net of allowance for credit losses	$46,857	$29,577	$76,434	$16,199
__________

(a)	Represents amounts related to translation adjustments.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	June 30, 2014
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.5	$20.9	$0.1	$20.8	$19.0
Wholesale financing	0.3	22.3	—	22.3	13.0
Finance receivables	1.8	43.2	0.1	43.1	32.0
Net investment in operating leases	0.4	9.0	—	9.0	6.3
Total VIE	$2.2	$52.2	$0.1	$52.1	$38.3

Non-VIE
Retail financing	$0.3	$5.8	$—	$5.8	$5.4
Wholesale financing	—	1.2	—	1.2	1.0
Finance receivables	0.3	7.0	—	7.0	6.4
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$7.0	$—	$7.0	$6.4

Total securitization transactions
Retail financing	$1.8	$26.7	$0.1	$26.6	$24.4
Wholesale financing	0.3	23.5	—	23.5	14.0
Finance receivables	2.1	50.2	0.1	50.1	38.4
Net investment in operating leases	0.4	9.0	—	9.0	6.3
Total securitization transactions	$2.5	$59.2	$0.1	$59.1	$44.7
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2013
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.9	$23.1	$0.2	$22.9	$20.3
Wholesale financing	1.9	22.9	—	22.9	14.8
Finance receivables	3.8	46.0	0.2	45.8	35.1
Net investment in operating leases	0.4	8.1	—	8.1	5.6
Total VIE	$4.2	$54.1	$0.2	$53.9	$40.7

Non-VIE
Retail financing	$0.2	$4.6	$—	$4.6	$4.4
Wholesale financing	—	1.0	—	1.0	0.8
Finance receivables	0.2	5.6	—	5.6	5.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$5.6	$—	$5.6	$5.2

Total securitization transactions
Retail financing	$2.1	$27.7	$0.2	$27.5	$24.7
Wholesale financing	1.9	23.9	—	23.9	15.6
Finance receivables	4.0	51.6	0.2	51.4	40.3
Net investment in operating leases	0.4	8.1	—	8.1	5.6
Total securitization transactions	$4.4	$59.7	$0.2	$59.5	$45.9
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Interest expense related to securitization debt for the periods ended June 30 was as follows (in millions):

	Second Quarter		First Half
	2014	2013	2014	2013
VIE	$126	$145	$252	$296
Non-VIE	22	18	43	35
Total securitization transactions	$148	$163	$295	$331

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

	June 30, 2014		December 31, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$3	$40	$5	$88
Derivatives related to the VIEs	11	15	23	30
Other securitization related derivatives	2	8	5	7
Total exposures related to securitization	$16	$63	$33	$125

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the periods ended June 30 was as follows (in millions):

	Second Quarter		First Half
	2014	2013	2014	2013
VIEs	$(2)	$(1)	$18	$(93)
Related to the VIEs	6	7	—	10
Other securitization related derivatives	11	(2)	15	(1)
Total derivative expense/(income) related to securitization	$15	$4	$33	$(84)

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at June 30, 2014 and December 31, 2013, and ranged from $0 to $242 million during the first half of 2014.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 12 for additional information regarding derivatives.

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $72 million and $72 million at June 30, 2014 and December 31, 2013, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2014	2013	2014	2013
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$72	$62	$141	$123
Ineffectiveness (a)	5	(24)	10	(30)
Total	$77	$38	$151	$93

Derivatives not designated as hedging instruments
Interest rate contracts	$(9)	$(4)	$(27)	$(2)
Foreign currency exchange contracts (b)	(25)	8	(30)	83
Cross-currency interest rate swap contracts (b)	(11)	(44)	(16)	94
Total	$(45)	$(40)	$(73)	$175
__________

(a)
For the second quarter of 2014 and 2013, hedge ineffectiveness reflects change in fair value on derivatives of $162 million gain and $477 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $157 million loss and $453 million gain, respectively. For the first half of 2014 and 2013, hedge ineffectiveness reflects change in fair value on derivatives of $267 million gain and$568 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $257 million loss and$538 million gain, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were mostly offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	June 30, 2014			December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$22,559	$479	$61	$18,778	$360	$179

Derivatives not designated as hedging instruments
Interest rate contracts	60,108	192	91	69,863	224	126
Foreign currency exchange contracts (a)	2,082	2	20	2,410	1	25
Cross-currency interest rate swap contracts	2,754	—	148	2,620	—	176
Total derivatives not designated as hedging instruments	64,944	194	259	74,893	225	327
Total derivative financial instruments	$87,503	$673	$320	$93,671	$585	$506
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

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

Counterparty Risk

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at June 30, 2014 was $673 million, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	June 30, 2014		December 31, 2013
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$673	$320	$585	$506
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(237)	(237)	(296)	(296)
Net amount	$436	$83	$289	$210

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency derivative contracts. As of June 30, 2014 and December 31, 2013, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). At June 30, 2014 and December 31, 2013, our adjustment increased derivative assets by $1 million and $2 million, respectively, and decreased our derivative liabilities by $5 million and $25 million, respectively. See Note 12 for additional information regarding valuation methodologies.

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

Other assets were as follows (in millions):

	June 30, 2014	December 31, 2013
Accrued interest and other non-finance receivables (a)	$858	$1,010
Collateral held for resale, at net realizable value	415	399
Restricted cash (b)	113	169
Deferred charges	253	252
Deferred charges – income taxes	186	184
Prepaid reinsurance premiums and other reinsurance receivables	370	340
Investment in non-consolidated affiliates	139	133
Property and equipment, net of accumulated depreciation (c)	120	120
Other	82	59
Total other assets	$2,536	$2,666
__________

(a)
Includes the gross value of repurchase agreements where we are the transferee of $0 and $227 million at June 30, 2014 and December 31, 2013, respectively.  The gross value of the offsetting liabilities are reported in Customer deposits, dealer reserves, and other on our balance sheet.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(c)	Accumulated depreciation was $328 million and $343 million at June 30, 2014 and December 31, 2013, respectively.

Other liabilities and deferred income were as follows (in millions):

	June 30, 2014	December 31, 2013
Interest payable	$575	$615
Tax related payables to Ford and affiliated companies	736	941
Unrecognized tax benefits	119	101
Unearned insurance premiums	380	350
Other	546	515
Total other liabilities and deferred income	$2,356	$2,522

In the first half of 2014 and in the year ended December 31, 2013, we paid $262 million and $288 million, respectively, to Ford to settle tax related payables which were reflected in Other liabilities and deferred income. The payment in the first half of 2013 reduced the liability for unrecognized tax benefits reflecting the settlement of tax deficiencies related to the 2008 and 2009 tax years.

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

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Short-term debt
Asset-backed commercial paper	—	0.2%			$—	$3,364
Floating rate demand notes	1.1%	1.1%			5,445	5,319
Other asset-backed short-term debt	0.7%	0.7%			1,478	1,963
Commercial paper	0.8%	0.9%			2,289	2,003
Other short-term debt	6.1%	5.3%			2,410	2,372
Total short-term debt	2.0%	1.5%	2.1%	1.5%	11,622	15,021
Long-term debt
Unsecured debt
Notes payable within one year					8,662	4,479
Notes payable after one year					39,222	38,617
Asset-backed debt
Notes payable within one year					17,776	17,322
Notes payable after one year					25,486	23,238
Unamortized discount					(64)	(87)
Fair value adjustments					334	103
Total long-term debt	2.8%	3.0%	2.9%	3.2%	91,416	83,672
Total debt	2.7%	2.8%	2.8%	3.0%	$103,038	$98,693

Fair value of debt					$106,019	$101,866

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

The fair value of debt reflects interest accrued but not yet paid of $561 million and $618 million at June 30, 2014 and December 31, 2013, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt also includes $10.1 billion and $9.7 billion of short-term debt at June 30, 2014 and December 31, 2013, respectively, carried at cost, which approximates fair value. See Note 12 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	June 30, 2014	December 31, 2013
Other short-term debt	$14	$27
Notes payable within one year	299	4
Notes payable after one year	38	307
Total debt with affiliated companies	$351	$338

Debt Repurchases and Calls. From time to time and based on market conditions, we may repurchase or call some of our outstanding unsecured and asset-backed debt. If we have excess liquidity and it is an economically favorable use of our available cash, we may repurchase or call debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

In the second quarter and first half of 2014, through market transactions, we called an aggregate principal amount of $21 million and $216 million, respectively, (of which none were maturing in 2014) of our unsecured debt. As a result, in the second quarter and first half of 2014, we recorded a de minimis pre-tax loss and $2 million pre-tax loss, respectively, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during the second quarter and first half of 2014.

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

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At June 30, 2014, maturities were as follows (in millions):

	2014 (a)	2015 (b)	2016	2017	2018	Thereafter (c)	Total
Unsecured debt	$10,788	$10,562	$9,870	$9,012	$6,030	$11,766	$58,028
Asset-backed debt	9,826	16,312	10,735	5,111	697	2,059	44,740
Total	20,614	26,874	20,605	14,123	6,727	13,825	102,768
Unamortized (discount)/premium							(64)
Fair value adjustments							334
Total debt							$103,038
__________

(a)	Includes $10,171 million for short-term and $10,443 million for long-term debt.

(b)	Includes $1,451 million for short-term and $25,423 million for long-term debt.

(c)	Includes $11,750 million of unsecured debt maturing between 2019 and 2024 with the remaining balance maturing after 2031.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the accumulated balance of AOCI for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2014	2013	2014	2013
Foreign currency translation
Beginning balance	$635	$556	$717	743
Net gain/(loss) on foreign currency translation	85	(51)	3	(238)
Other comprehensive income/(loss), net of tax	85	(51)	3	(238)
Ending balance	$720	$505	$720	$505

Total AOCI ending balance at June 30	$720	$505	$720	$505

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2014	2013	2014	2013
Gains/(Losses) on derivatives (a)	(40)	(64)	(63)	145
Currency revaluation gains/(losses) (a)	31	37	38	(171)
Interest and investment income	15	5	29	20
Interest income/(expense) on income taxes	(3)	—	(11)	—
Insurance fee income	15	14	41	30
Other	48	54	83	99
Total other income, net	$66	$46	$117	$123
__________

(a)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Note 7 for detail by derivative instrument and risk type.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented in our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis such as when we have an asset impairment. We did not have any material nonrecurring fair value items in the quarter. There have been no changes to the types of inputs used or valuation techniques since year end.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents-financial instruments
Non-U.S. government and agencies	$—	$365	$365	$—	$24	$24
Total cash equivalents-financial instruments (a)	—	365	365	—	24	24
Marketable securities
U.S. government and agencies	43	862	905	418	25	443
Non-U.S. government and agencies	—	519	519	—	184	184
Corporate debt	—	1,558	1,558	—	1,273	1,273
Other marketable securities	—	38	38	—	43	43
Total marketable securities	43	2,977	3,020	418	1,525	1,943

Derivative financial instruments (b)	—	673	673	—	585	585
Total assets at fair value	$43	$4,015	$4,058	$418	$2,134	$2,552

Liabilities
Derivative financial instruments (b)	$—	$320	$320	$—	$506	$506
Total liabilities at fair value	$—	$320	$320	$—	$506	$506
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $4.5 billion and $6.6 billion at June 30, 2014 and December 31, 2013, respectively. In addition to these cash equivalents, we also had cash on hand totaling $1.9 billion and $2.8 billion at June 30, 2014 and December 31, 2013, respectively.

(b)	See Note 7 for additional information regarding derivative financial instruments.

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

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
Second Quarter 2014
Total revenue (b)	$1,818	$419	$(3)	$—	$(3)	$2,234
Income before income taxes	317	120	(3)	—	(3)	434
Other disclosures
Depreciation on vehicles subject to operating leases	732	10	—	—	—	742
Interest expense	511	162	—	—	—	673
Provision for credit losses	17	10	—	—	—	27

Second Quarter 2013
Total revenue (b)	$1,638	$370	$(25)	$—	$(25)	$1,983
Income before income taxes	391	88	(25)	—	(25)	454
Other disclosures
Depreciation on vehicles subject to operating leases	544	9	—	—	—	553
Interest expense	523	159	—	—	—	682
Provision for credit losses	4	16	—	—	—	20
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
First Half 2014
Total revenue (b)	$3,587	$820	$(14)	$—	$(14)	$4,393
Income before income taxes	695	252	(14)	—	(14)	933
Other disclosures
Depreciation on vehicles subject to operating leases	1,427	20	—	—	—	1,447
Interest expense	1,023	316	—	—	—	1,339
Provision for credit losses	46	12	—	—	—	58
Net finance receivables and net investment in operating leases	87,583	22,992	—	(3,982)	(3,982)	106,593
Total assets	93,367	27,074	—	—	—	120,441

First Half 2013
Total revenue (b)	$3,220	$739	$(16)	$—	$(16)	$3,943
Income before income taxes	798	179	(16)	—	(16)	961
Other disclosures
Depreciation on vehicles subject to operating leases	1,020	14	—	—	—	1,034
Interest expense	1,040	325	—	—	—	1,365
Provision for credit losses	26	23	—	—	—	49
Net finance receivables and net investment in operating leases	77,880	17,934	—	(3,182)	(3,182)	92,632
Total assets	84,399	22,715	—	—	—	107,114
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

The maximum potential payments under these guarantees and limited indemnities totaled $140 million and $100 million at June 30, 2014 and December 31, 2013, respectively. Of these values, $134 million at June 30, 2014 and $96 million at December 31, 2013, were counter-guaranteed by Ford to us. The carrying value of recorded liabilities related to guarantees and limited indemnities were de minimis at June 30, 2014 and December 31, 2013.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate matters based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at June 30, 2014. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.
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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of June 30, 2014 and December 31, 2013, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013 and the consolidated statements of shareholder’s interest and of cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
July 31, 2014

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 2013 Form 10-K Report.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the number of vehicles that will be returned to us and sold, and changes in our estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates –Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2013 Form 10-K Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Second Quarter 2014 Compared with Second Quarter 2013

On a pre-tax basis we earned $434 million in the second quarter of 2014, compared with $454 million a year ago. The following chart shows the factors that contributed to the lower pre-tax profit:

2014 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$454
$434
$98
$(20)
$(17)
$(7)
$(48)
$(46)
2013 2Q
2014 2Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:	2013 2Q	2014 2Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
B / (W) 2014 1Q		$(65)	$28	$1	$4	$(14)	$(84)
<u>Receivables</u> (Bils.)							
Net (a)	$93	$107					
Managed (b)	96	111

(a)
Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit’s balance sheet. The prior period was revised to conform to the presentation in our 2013 Form 10-K Report.

(b)
Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The prior period was revised to conform to the presentation in our 2013 Form 10-K Report.

The lower pre-tax profit for the second quarter of 2014 compared to a year ago is more than explained by a higher level of insurance losses from storm damage to dealer inventory, included in Other.

Volume was higher, reflecting increases in nearly all products: leasing in North America, and both consumer and non-consumer finance receivables in all geographic segments. The higher volume was largely offset by unfavorable lease residual performance related to expectations of lower auction values in the North America lease portfolio, and all of the other factors.

As shown in the memo, our pre-tax profit was lower compared with the first quarter, more than explained by the insurance losses in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the periods ended June 30 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	Second Quarter				First Half
	2014	2013	2014 Over/(Under) 2013	2014	2013	2014 Over/(Under) 2013
Income before income taxes
North America Segment	$317	$391	$(74)	$695	$798	$(103)
International Segment	120	88	32	252	179	73
Unallocated risk management	(3)	(25)	22	(14)	(16)	2
Income before income taxes	$434	$454	$(20)	$933	$961	$(28)

North America Segment

The decrease in the North America Segment pre-tax profit for the second quarter is primarily explained by a higher level of insurance losses from storm damage to dealer inventory and higher depreciation on our lease portfolio due to expectations of lower auction values. A partial offset is higher volume driven by increases in leasing and consumer finance receivables reflecting improved Ford Credit financing share, and increases in non-consumer finance receivables reflecting higher dealer stocks.

The decrease in the North America Segment pre-tax profit for the first half of 2014 is primarily explained by higher depreciation on our lease portfolio due to expectations of lower auction values, lower financing margin, and higher insurance storm losses. A partial offset is higher volume driven by increases in leasing and consumer finance receivables reflecting improved Ford Credit financing share, and increases in non-consumer finance receivables reflecting higher dealer stocks.

International Segment

The increase in the International Segment pre-tax profit for the second quarter and the first half of 2014 is attributed to Europe and China, primarily explained by higher volume driven by an increase in consumer and non-consumer finance receivables.

Unallocated Risk Management

The improvement in unallocated risk management for the second quarter of 2014 primarily reflects favorable performance in market valuation adjustments to derivatives. For additional information, see Notes 7 and 12 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the periods ended June 30 were as follows (in thousands):

	Second Quarter		First Half
	2014	2013	2014	2013
North America Segment
United States	306	268	590	540
Canada	40	40	64	65
Total North America Segment	346	308	654	605

International Segment
Europe	120	109	232	212
Other International	31	18	66	36
Total International Segment	151	127	298	248
Total contract placement volume	497	435	952	853

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

Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and new Ford-brand vehicles acquired by dealers in Europe for the periods ended June 30:

	Second Quarter		First Half
	2014	2013	2014	2013
United States
Financing share
Retail installment and lease	40%	34%	42%	37%
Wholesale	77	77	77	77

Europe
Financing share
Retail installment and lease	36%	33%	35%	34%
Wholesale	98	98	98	98

North America Segment

The increases in total contract placement volume for the second quarter and first half of 2014 primarily reflect higher financing share of new Ford and Lincoln vehicles. The increases in Ford and Lincoln retail financing share for the second quarter and first half of 2014 primarily reflect changes in Ford’s marketing programs that favored us.

International Segment

The increases in total contract placement volume for the second quarter and first half of 2014 primarily reflect growth in sales of new Ford vehicles in Europe and in China, and Ford Credit’s re-entry into consumer financing in Mexico in the fourth quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2014	December 31, 2013
Net Receivables
Finance receivables – North America Segment
Consumer - Retail financing	$41.7	$40.9
Non-Consumer
Dealer Financing (a)	23.4	22.1
Other	1.0	1.0
Total finance receivables - North America Segment (b)	66.1	64.0
Finance receivables – International Segment
Consumer - Retail financing	11.8	10.8
Non-Consumer
Dealer Financing (a)	10.4	8.3
Other	0.3	0.4
Total finance receivables - International Segment (b)	22.5	19.5
Unearned interest supplements	(1.6)	(1.5)
Allowance for credit losses	(0.3)	(0.4)
Finance receivables, net	86.7	81.6
Net investment in operating leases (b)	19.9	18.3
Total net receivables	$106.6	$99.9

Managed Receivables
Total net receivables	$106.6	$99.9
Unearned interest supplements and residual support	3.5	3.1
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.1	—
Total managed receivables	$110.6	$103.4
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory. For additional information, see Note 2 of our Notes to the Financial Statements.

(b)
At June 30, 2014 and December 31, 2013, includes consumer receivables before allowance for credit losses of $26.7 billion and $27.7 billion and non-consumer receivables before allowance for credit losses of $23.5 billion and $23.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2014 and December 31, 2013, includes net investment in operating leases before allowance for credit losses of $9.0 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2013 Form 10-K Report and Note 5 of our Notes to the Financial Statements for the period ended June 30, 2014.

Managed receivables at June 30, 2014 increased from year-end 2013, primarily driven by increases in non-consumer and consumer finance receivables in all geographic segments and leasing in the North America Segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserve) is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. A description of our allowance setting process is provided in the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 2013 Form 10-K Report.

Most of our charge-offs are related to retail finance and operating lease contracts. Charge-offs result from the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail finance and operating lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 2013 Form 10-K Report.

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At June 30, 2014 and December 31, 2013, we classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in our portfolio as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

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

WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils.)

$32
$47
$52
$52
$33
2Q
3Q
4Q
1Q
2Q
2013
2014

(ii) Loss-to-Receivables Ratio (LTR)

0.14%
0.19%
0.20%
0.20%
0.12%
2Q
3Q
4Q
1Q
2Q
2013
2014

Memo: Retail & Lease

$25	$45	$51	$55	$31

(iii) Credit Loss Reserve (Mils.) and (iv) Reserve as a Pct. of EOP Managed Receivables

Reserve as % of EOP Mgd. Rec.
0.39%
0.37%
0.37%
0.34%
0.32%
Reserve
$376
$368
$380
$358
$353
2Q
3Q
4Q
1Q
2Q
2013
2014

Year-over-year charge-offs were largely unchanged. Quarter-over-quarter charge-offs were down $19 million, consistent with normal seasonality.

The loss-to-receivables ratio was two basis points lower than the same period a year ago, and eight basis points lower than the prior quarter. The loss-to-receivables ratio of 12 basis points is well below the 10-year average of 54 basis points.

The credit loss reserve was $353 million, down $23 million from a year ago, reflecting the continuation of low losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Retail Installment and Operating Lease

The following charts show the credit loss drivers for our U.S. Ford- and Lincoln-brand retail financing and operating lease portfolio, which comprised 71% of our worldwide consumer portfolio at June 30, 2014:

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies (a)

0.13%
0.16%
0.16%
0.16%
0.12%
2Q
3Q
4Q
1Q
2Q
2013
2014

Memo: New Bankruptcy Filings (000)	2Q 2013	3Q 2013	4Q 2013	1Q 2014	2Q 2014
	4	4	4	3	4

Repossessions (000)

Repo. Ratio
1.06%
1.24%
1.14%
1.12%
0.98%
6
8
7
7
6
2Q
3Q
4Q
1Q
2Q
2013
2014

Severity

$7,600
$7,500
$8,100
$7,700
$7,300
2Q
3Q
4Q
1Q
2Q
2013
2014

Charge-Offs (Mils.) and LTR (%)

LTR
$16
$35
$42
$45
$18
0.14%
0.28%
0.33%
0.35%
0.13%
2Q
3Q
4Q
1Q
2Q
2013
2014

(a) Excluding bankruptcies

Ford Credit remains consistent in its origination practices.

Over-60-day delinquencies were 0.12%, consistent with the prior year.

Repossessions in the second quarter of 2014 were 6,000 units, or 0.98% of average accounts outstanding, down eight basis points from a year ago and down 14 basis points from the first quarter of 2014. This is our lowest repossession ratio on record.

Severity was $7,300 in the second quarter of 2014, down $300 from the same period a year ago and down $400 from the prior quarter. These improvements primarily reflect higher auction values.

Second quarter 2014 charge-offs and LTR were consistent with the prior year, and down significantly from the first quarter, consistent with normal seasonality.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2013 Form 10-K Report.

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show return volumes and auction values at constant second quarter 2014 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 87% of our total net investment in operating leases at June 30, 2014.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
27
16
7
4
27
17
5
5
34
21
8
5
60
40
12
8
50
30
13
7
2Q
3Q
4Q
1Q
2Q
2013
2014

Auction Values (At 2Q 2014 Mix)

24-Month
$18,680
$19,145
$18,025
$18,650
$18,800
$17,020
$17,410
$16,785
$17,865
$17,970
36-Month
2Q
3Q
4Q
1Q
2Q
2013
2014

Memo: U.S. Return Rates

2Q 2013	3Q 2013	4Q 2013	1Q 2014	2Q 2014
68%	69%	77%	82%	75%

Memo: Worldwide Net Investment in Operating Leases (Bils.)

2Q 2013	3Q 2013	4Q 2013	1Q 2014	2Q 2014
$16.2 (a)	$17.3 (a)	$18.3	$18.8	$19.9

(a)
During the fourth quarter of 2013, Ford Credit changed its accounting method to include unearned operating lease interest supplements and residual support in Net Investment in Operating Leases. These periods were revised to conform to the presentation in our 2013 Form 10-K Report.

Lease return volumes in the second quarter of 2014 were 23,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011 and 2012 compared with prior years. The second quarter lease return rate was 75%, up seven percentage points compared with the same period last year, primarily reflecting a higher percent of vehicles with a lease-end purchase price above market value.

In the second quarter of 2014, our auction values for 24-month contracts increased by about $100 while 36-month average auction values increased by about $1,000 compared to the same period last year, consistent with industry trends. The differences in 24-month and 36-month auction value increases primarily reflect differences in vehicle content. Both our 24-month and 36-month auction values increased from the first quarter of 2014, consistent with industry trends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our worldwide net investment in operating leases was $19.9 billion at the end of the second quarter of 2014, up about $1.6 billion from year-end 2013, and up $3.7 billion from a year ago.

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

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
Ford Credit
	Long-Term Senior Unsecured	Short -Term Senior Unsecured (a)	Outlook / Trend
DBRS	BBB (low)	R-3	Stable
Fitch	BBB-	F3	Positive
Moody’s	Baa3	P-3	Stable
S&P (b)	BBB-	A-3	Stable
__________

(a)	Ford Credit received short-term ratings for its commercial paper program of A-3 from S&P on June 27, 2014, P-3 from Moody’s on June 26, 2014, and F3 from Fitch on April 8, 2014.

(b)
S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BBB, maintaining a one-notch differential compared with Ford Credit. On May 22, 2014, S&P raised the outlook on FCE from negative to stable, reflecting its view that U.K. banking industry risk has stabilized.

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
Term Debt (incl Bank Borrowings)
Other
Equity
Cash, Cash Equivalents, and Marketable Securities (c)
$92
$2
$5
$6
$37
$39
$4
$10
$11
$103
$2
$5
$3
$43
$45
$5
$11
$11
$111
$2
$5
$45
$51
$6
$11
$9
$112-115
~$3
~$6
$43-44
$53-55
$5-6
$11-12
$9-11
Year-End 2012
Year-End 2013
2Q 2014
Year-End 2014 Fcst.

Securitized Funding as Percentage of Managed Receivables	47%	44%	40%	36-40%

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.
(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(c)	Excludes marketable securities related to insurance activities.

At the end of the second quarter of 2014, managed receivables were $111 billion, and we ended the quarter with about $9 billion in cash. Securitized funding was 40% of managed receivables.

We are projecting 2014 year-end managed receivables of $112 billion to $115 billion and securitized funding as a percentage of managed receivables in the range of 36% to 40%. This percentage will continue to decline going forward.

Public Term Funding Plan

The following table illustrates our planned issuances for full-year 2014, our public term funding issuances through July 30, 2014, and our funding issuances for full-year 2013 and 2012 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2014
	Full-Year Forecast		Through July 30	Full-Year 2013	Full-Year 2012

Unsecured	$10	-13	$8	$11	$9
Securitizations (a)	14	-16	10	14	14
Total	$24	-29	$18	$25	$23
__________

(a)	Includes Rule 144A offerings.

Through July 30, 2014, we completed $18 billion of public term funding in the United States, Canada, Europe, and China, including about $8 billion of unsecured debt and $10 billion of securitizations. In the United States, we completed

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

our inaugural revolving securitization under the Ford Credit Revolving Extended Variable-utilization program (FordREV), a $1 billion transaction with a 5-year maturity.  Under this program, the asset-backed security may be supported by a combination of a revolving portfolio of retail receivables and cash collateral.  Any accumulated cash collateral in the program is available through future sales of receivables, subject to certain eligibility and asset performance criteria.

For 2014, we project full-year public term funding in the range of $24 billion to $29 billion, consisting of $10 billion to $13 billion of unsecured debt and $14 billion to $16 billion of public securitizations.

Liquidity

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes our credit facilities and asset-backed funding facilities), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund). Liquidity available for use is defined as gross liquidity less asset-backed capacity in excess of eligible receivables and cash related to FordREV which can be accessed through future sales of receivables.

The following table illustrates our liquidity programs and utilization (in billions):

	June 30, 2014	December 31, 2013
Liquidity Sources
Cash (a)	$9.3	$10.8
Committed ABS lines (b)	33.5	29.4
FCAR bank lines	—	3.5
FCE/Other unsecured credit facilities	1.7	1.6
Ford revolving credit facility allocation	2.0	—
Total liquidity sources	46.5	45.3

Utilization of Liquidity
Securitization cash (c)	(2.5)	(4.4)
Committed ABS lines	(16.1)	(14.7)
FCAR bank lines	—	(3.3)
FCE/Other unsecured credit facilities	(0.1)	(0.4)
Ford revolving credit facility allocation	—	—
Total utilization of liquidity	(18.7)	(22.8)
Gross liquidity	27.8	22.5
Adjustments (d)	(0.9)	(1.1)
Net liquidity available for use	$26.9	$21.4
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Committed ABS lines are subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

At June 30, 2014, we had $46.5 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of our liquidity totaled $18.7 billion at quarter end, compared with $22.8 billion at year-end 2013. The decrease of $4.1 billion reflects lower securitization cash and the termination of our FCAR program.

We ended the quarter with gross liquidity of $27.8 billion. Adjustments of $0.9 billion included other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables. Total liquidity available for use continues to remain strong at $26.9 billion at quarter end, $5.5 billion higher than year-end 2013. We are focused on maintaining liquidity levels that meet our business and funding requirements through economic cycles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2014, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $9.3 billion, compared with $10.8 billion at year-end 2013.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $2.5 billion and $4.4 billion at June 30, 2014 and December 31, 2013, respectively.

Our substantial liquidity and cash balance have provided us the opportunity to selectively call and repurchase our unsecured and asset-backed debt through market transactions. In the second quarter and first half of 2014, we called an aggregate principal amount of $21 million and $216 million, respectively, (of which none were maturing in 2014) of our unsecured debt.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $33.5 billion ($21.8 billion of retail financing, $7.2 billion of wholesale financing, and $4.5 billion of operating lease assets) at June 30, 2014, of which $5.8 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $20.9 billion (of which $5.2 billion relates to FCE commitments) having maturities within the next 12 months and the remaining balance having maturities in 2015 and 2016. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At June 30, 2014, $16.1 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities. At June 30, 2014, we and our majority-owned subsidiaries had $3.7 billion of contractually committed unsecured credit facilities with financial institutions, including the Amended FCE Credit Agreement (as defined below) and the allocation under Ford’s revolving credit facility (as defined below). At June 30, 2014, $3.6 billion was available for use.

Effective June 27, 2014, FCE and the lenders under its syndicated credit facility amended the facility (the “Amended FCE Credit Agreement”), pursuant to which maturity was extended to October 25, 2017 and total commitments were increased to £760 million (equivalent to $1.3 billion at June 30, 2014). The Amended FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the Amended FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Lenders under the Ford Second Amended and Restated Credit Agreement dated as of April 30, 2014 (“Ford’s revolving credit facility”) have commitments totaling $12.2 billion, with about $9 billion maturing on April 30, 2019 and about $3 billion maturing on April 30, 2017. Ford has allocated $2 billion of commitments to us under Ford’s revolving credit facility to grow our overall liquidity, supporting growth and expanded funding programs.

Liquidity Risks

Refer to the “Liquidity” section of Item 7 of Part II of our 2013 Form 10-K Report for a list of factors that could affect our liquidity.

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	June 30, 2014	December 31, 2013
Total debt (a)	$103.0	$98.7
Equity	11.2	10.6
Financial statement leverage (to 1)	9.2	9.3
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	June 30, 2014	December 31, 2013
Total debt (a)	$103.0	$98.7
Adjustments for cash, cash equivalents, and marketable securities (b)	(9.3)	(10.8)
Adjustments for derivative accounting (c)	(0.3)	(0.2)
Total adjusted debt	$93.4	$87.7

Equity	$11.2	$10.6
Adjustments for derivative accounting (c)	(0.4)	(0.3)
Total adjusted equity	$10.8	$10.3
Managed leverage (to 1) (d)	8.6	8.5
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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2014, our managed leverage was 8.6:1, compared with 8.5:1 at December 31, 2013. For information on our planned distributions, refer to the “Outlook” section below.

Outlook

For the full year, we now expect pre-tax profit to be higher than 2013, improved from about equal to or higher than 2013. We also now expect year-end managed receivables of $112 billion to $115 billion, up from prior guidance of about $110 billion. We continue to expect managed leverage in the range of 8:1 to 9:1, and distributions to our parent of about $250 million.

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended June 30, 2014 and 2013 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our 2013 Form 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2014, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $16 million over the next 12 months, compared with an increase of $63 million at December 31, 2013. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in the internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

We have none to report.

ITEM 6. EXHIBITS.

Exhibits: please refer to the Exhibit Index on page 50.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	July 31, 2014

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated July 31, 2014, relating to financial information.	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1 and 2 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.