Form 10-Q
period 2014-09-30
FORD MOTOR CREDIT CO LLC
filed 2014-10-31
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Exhibit Index begins on page 51

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
For the Periods Ended September 30, 2014 and 2013
(in millions)

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(unaudited)
Financing revenue
Operating leases	$1,062	$888	$3,029	$2,460
Retail financing	708	702	2,095	2,079
Dealer financing	424	360	1,241	1,123
Other	20	24	62	73
Total financing revenue	2,214	1,974	6,427	5,735
Depreciation on vehicles subject to operating leases	(801)	(629)	(2,248)	(1,663)
Interest expense	(663)	(691)	(2,002)	(2,056)
Net financing margin	750	654	2,177	2,016
Other revenue
Insurance premiums earned	31	28	94	87
Other income, net (Note 11)	67	81	184	204
Total financing margin and other revenue	848	763	2,455	2,307
Expenses
Operating expenses	276	289	807	779
Provision for credit losses (Note 4)	57	32	115	81
Insurance expenses	17	15	102	59
Total expenses	350	336	1,024	919
Income before income taxes	498	427	1,431	1,388
Provision for/(Benefit from) income taxes	(220)	155	137	477
Net income	$718	$272	$1,294	$911

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended September 30, 2014 and 2013
(in millions)

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(unaudited)
Net income	$718	$272	$1,294	$911
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	(335)	176	(332)	(62)
Total other comprehensive income/(loss), net of tax	(335)	176	(332)	(62)
Comprehensive income	$383	$448	$962	$849

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and cash equivalents	$7,329	$9,424
Marketable securities	3,767	1,943
Finance receivables, net (Note 2)	85,197	81,636
Net investment in operating leases (Note 3)	20,916	18,277
Notes and accounts receivable from affiliated companies	828	1,077
Derivative financial instruments (Note 7)	751	585
Other assets (Note 8)	2,428	2,666
Total assets	$121,216	$115,608

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,252	$1,445
Affiliated companies	468	211
Total accounts payable	1,720	1,656
Debt (Note 9)	103,951	98,693
Deferred income taxes	1,618	1,627
Derivative financial instruments (Note 7)	291	506
Other liabilities and deferred income (Note 8)	2,314	2,522
Total liabilities	109,894	105,004

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,217	5,217
Accumulated other comprehensive income (Note 10)	385	717
Retained earnings	5,720	4,670
Total shareholder’s interest	11,322	10,604
Total liabilities and shareholder’s interest	$121,216	$115,608

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Cash and cash equivalents	$2,022	$4,198
Finance receivables, net	37,590	45,796
Net investment in operating leases	9,927	8,116
Derivative financial instruments	13	5

LIABILITIES
Debt	$35,869	$40,728
Derivative financial instruments	18	88

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
For the Periods Ended September 30, 2014 and 2013
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income (Note 10)	Retained Earnings	Total
Balance at December 31, 2013	$5,217	$717	$4,670	$10,604
Net income	—	—	1,294	1,294
Other changes to shareholder’s interest	—	—	—	—
Other comprehensive income/(loss), net of tax	—	(332)	—	(332)
Distributions	—	—	(244)	(244)
Balance at September 30, 2014	$5,217	$385	$5,720	$11,322

Balance at December 31, 2012	$5,274	$743	$3,636	$9,653
Net income	—	—	911	911
Other changes to shareholder’s interest	3	—	—	3
Other comprehensive income/(loss), net of tax	(60)	(2)	—	(62)
Distributions	—	—	(56)	(56)
Balance at September 30, 2013	$5,217	$741	$4,491	$10,449

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2014 and 2013
(in millions)

	First Nine Months
	2014	2013
	(unaudited)
Cash flows from operating activities
Net income	$1,294	$911
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	115	81
Depreciation and amortization	2,842	2,251
Amortization of upfront interest supplements	(756)	(741)
Net change in deferred income taxes	2	67
Net change in other assets	222	(293)
Net change in other liabilities	13	1,183
All other operating activities	43	(219)
Net cash provided by/(used in) operating activities	3,775	3,240
Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(27,082)	(23,761)
Collections of finance receivables (excluding wholesale and other)	22,755	21,596
Purchases of operating lease vehicles	(9,815)	(8,637)
Liquidations of operating lease vehicles	4,849	3,171
Net change in wholesale receivables and other	(589)	(1,241)
Net change in notes receivable from affiliated companies	30	18
Purchases of marketable securities	(10,952)	(25,143)
Proceeds from sales and maturities of marketable securities	9,092	24,818
Settlements of derivatives	(161)	25
All other investing activities	54	(11)
Net cash provided by/(used in) investing activities	(11,819)	(9,165)
Cash flows from financing activities
Proceeds from issuances of long-term debt	30,951	26,770
Principal payments on long-term debt	(21,630)	(18,188)
Change in short-term debt, net	(2,822)	(2,717)
Cash distributions to parent	(244)	(56)
All other financing activities	(86)	(10)
Net cash provided by/(used in) financing activities	6,169	5,799
Effect of exchange rate changes on cash and cash equivalents	(220)	(18)

Net increase/(decrease) in cash and cash equivalents	$(2,095)	$(144)

Cash and cash equivalents at January 1	$9,424	$9,189
Net increase/(decrease) in cash and cash equivalents	(2,095)	(144)
Cash and cash equivalents at September 30	$7,329	$9,045

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

During the third quarter of 2014, we completed a study that led to a change in our methodology for measuring currency gains and losses in computing the earnings of our European operations under U.S. tax law.  Implementation of the new methodology substantially reduced the accumulated earnings of those operations under U.S. tax law and resulted in a tax benefit of $364 million in the third quarter from the realization of additional foreign tax credits.  As a result of the reduction in accumulated tax earnings of our European operations, our measure of earnings indefinitely reinvested in operations outside the United States is substantially reduced as it is based on accumulated earnings determined under U.S. tax law.  Our cash repatriation plans remain unchanged.

Adoption of New Accounting Standards
Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. On January 1, 2014, we adopted the new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists, and certain criteria are met. The new accounting standard is consistent with our prior practice, and thus the adoption did not impact our consolidated financial statements.

Foreign Currency Matters - Parent’s Accounting for Cumulative Translation Adjustment. On January 1, 2014, we adopted the new accounting standard that clarifies the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is consistent with our prior practice, and thus the adoption did not impact our consolidated financial statements.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

Accounting Standards Issued But Not Yet Adopted

Revenue - Revenue from Contracts with Customers.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes virtually all present U.S. GAAP guidance on revenue recognition, and requires the use of more estimates and judgments than the present standards as well as additional disclosures. The new accounting standard is effective as of January 1, 2017 and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures. In June 2014, the FASB issued a new accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new standard also requires additional disclosures for certain transfers of financial assets with agreements that both entitle and obligate the transferor to repurchase the transferred assets from the transferee. The new accounting standard is effective as of January 1, 2015 and we do not expect it to have an impact on our consolidated financial statements and financial statement disclosures.

Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued a new accounting standard that requires performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. The new accounting standard is effective as of January 1, 2016 and we do not expect it to have an impact on our consolidated financial statements and financial statement disclosures.

Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. In August 2014, the FASB issued a new accounting standard that provides an entity the option to elect to measure the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”) at a value that is reflective of its economic interest in the CFE. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued a new accounting standard that requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim period. If conditions or events give rise to substantial doubt, disclosures are required. The new accounting standard is effective as of December 31, 2016 and we do not expect it to have an impact on our financial statement disclosures.

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

Non-Consumer Segment. Receivables in this portfolio segment include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•
Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 94% of our dealer financing.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	September 30, 2014			December 31, 2013
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross (a)	$43,537	$11,784	$55,321	$40,902	$10,797	$51,699
Less: Unearned interest supplements (b)	(1,511)	(239)	(1,750)	(1,255)	(247)	(1,502)
Consumer finance receivables	42,026	11,545	53,571	39,647	10,550	50,197

Non-Consumer
Dealer financing (a)(c)	21,495	9,260	30,755	22,139	8,232	30,371
Other	874	322	1,196	1,050	375	1,425
Non-Consumer finance receivables	22,369	9,582	31,951	23,189	8,607	31,796

Total recorded investment	$64,395	$21,127	$85,522	$62,836	$19,157	$81,993

Recorded investment in finance receivables (d)	$64,395	$21,127	$85,522	$62,836	$19,157	$81,993
Less: Allowance for credit losses (e)	(256)	(69)	(325)	(280)	(77)	(357)
Finance receivables, net	$64,139	$21,058	$85,197	$62,556	$19,080	$81,636

Net finance receivables subject to fair value (f)			$83,529			$79,969
Fair Value			85,180			81,658
__________

(a)
At September 30, 2014 and December 31, 2013, includes North America consumer receivables of $19.3 billion and $21.8 billion and non-consumer receivables of $17.3 billion and $18.9 billion, respectively, and International consumer receivables of $4.7 billion and $5.9 billion and non-consumer receivables of $3.8 billion and $5.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

(b)	Ford-sponsored special financing programs attributable to retail financing.

(c)
At September 30, 2014 and December 31, 2013, includes $41 million and $67 million, respectively, of North America dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At September 30, 2014 and December 31, 2013, includes $494 million and $399 million, respectively, of International dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(d)	At September 30, 2014 and December 31, 2013, excludes $185 million and $196 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

(e)	See Note 4 for additional information related to our allowance for credit losses.

(f)
At September 30, 2014 and December 31, 2013, excludes $1.7 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $15 million and $14 million at September 30, 2014 and December 31, 2013, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $3 million and $21 million at September 30, 2014 and December 31, 2013, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	September 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Consumer
31-60 days past due	$583	$41	$624	$715	$39	$754
61-90 days past due	70	19	89	88	17	105
91-120 days past due	17	9	26	18	9	27
Greater than 120 days past due	40	22	62	37	26	63
Total past due	710	91	801	858	91	949
Current	41,316	11,454	52,770	38,789	10,459	49,248
Consumer finance receivables	42,026	11,545	53,571	39,647	10,550	50,197

Non-Consumer
Total past due	3	92	95	49	40	89
Current	22,366	9,490	31,856	23,140	8,567	31,707
Non-Consumer finance receivables	22,369	9,582	31,951	23,189	8,607	31,796

Total recorded investment	$64,395	$21,127	$85,522	$62,836	$19,157	$81,993

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

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends on factors such as the dealer’s risk rating and our security position. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant. Audits of higher-risk dealers are conducted with increased frequency based on risk ratings and our security position. We perform a credit review of each dealer at least annually and adjust the dealer’s risk rating, if necessary.

The credit quality of dealer financing receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	September 30, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Dealer financing
Group I	$18,260	$4,806	$23,066	$18,424	$5,450	$23,874
Group II	2,951	3,073	6,024	3,289	2,092	5,381
Group III	256	1,298	1,554	424	649	1,073
Group IV	28	83	111	2	41	43
Total recorded investment	$21,495	$9,260	$30,755	$22,139	$8,232	$30,371

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at September 30, 2014 and December 31, 2013 was $421 million, or 0.8% of consumer receivables, and $435 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at September 30, 2014 and December 31, 2013 was $136 million, or 0.4% of non-consumer receivables, and $71 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

The accrual of revenue is discontinued at the time a receivable is determined to be uncollectible. Accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

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
Finance receivables involved in TDRs are specifically assessed for impairment.

NOTE 3. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consist primarily of lease contracts for vehicles with retail customers, daily rental companies, government entities, and fleet customers with terms of 60 months or less.

Net investment in operating leases were as follows (in millions):

	September 30, 2014	December 31, 2013
Vehicles, at cost, including acquisition costs	$24,220	$21,092
Less: Accumulated depreciation	(3,273)	(2,792)
Net investment in operating leases before allowance for credit losses (a)	20,947	18,300
Less: Allowance for credit losses	(31)	(23)
Net investment in operating leases	$20,916	$18,277
__________

(a)
At September 30, 2014 and December 31, 2013, includes net investment in operating leases of $9.9 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended September 30 (in millions) was as follows:

	Third Quarter 2014
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$303	$24	$327	$26	$353
Charge-offs	(68)	(2)	(70)	(28)	(98)
Recoveries	33	2	35	15	50
Provision for credit losses	42	(3)	39	18	57
Other (a)	(5)	(1)	(6)	—	(6)
Ending balance	$305	$20	$325	$31	$356

	First Nine Months 2014
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$327	$30	$357	$23	$380
Charge-offs	(200)	(7)	(207)	(82)	(289)
Recoveries	101	8	109	47	156
Provision for credit losses	82	(10)	72	43	115
Other (a)	(5)	(1)	(6)	—	(6)
Ending balance	$305	$20	$325	$31	$356

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$283	$19	$302	$31	$333
Specific impairment allowance	22	1	23	—	23
Ending balance	305	20	325	31	$356

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	53,150	31,815	84,965	20,947
Specifically evaluated for impairment	421	136	557	—
Recorded investment	53,571	31,951	85,522	20,947

Ending balance, net of allowance for credit losses	$53,266	$31,931	$85,197	$20,916
__________

(a)	Primarily represents amounts related to translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

	Third Quarter 2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$322	$31	$353	$23	$376
Charge-offs	(73)	(3)	(76)	(17)	(93)
Recoveries	34	1	35	11	46
Provision for credit losses	32	(1)	31	1	32
Other (a)	5	1	6	1	7
Ending balance	$320	$29	$349	$19	$368

	First Nine Months 2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$356	$29	$385	$23	$408
Charge-offs	(213)	(13)	(226)	(47)	(273)
Recoveries	110	4	114	35	149
Provision for credit losses	65	8	73	8	81
Other (a)	2	1	3	—	3
Ending balance	$320	$29	$349	$19	$368

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$298	$27	$325	$19	$344
Specific impairment allowance	22	2	24	—	24
Ending balance	320	29	349	19	$368

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	48,897	29,696	78,593	17,367
Specifically evaluated for impairment	424	58	482	—
Recorded investment	49,321	29,754	79,075	17,367

Ending balance, net of allowance for credit losses	$49,001	$29,725	$78,726	$17,348
__________

(a)	Primarily represents amounts related to translation adjustments.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	September 30, 2014
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.3	$17.6	$0.1	$17.5	$15.8
Wholesale financing	0.3	20.1	—	20.1	13.1
Finance receivables	1.6	37.7	0.1	37.6	28.9
Net investment in operating leases	0.4	9.9	—	9.9	7.0
Total VIE	$2.0	$47.6	$0.1	$47.5	$35.9

Non-VIE
Retail financing	$0.4	$6.4	$—	$6.4	$5.9
Wholesale financing	—	1.0	—	1.0	0.9
Finance receivables	0.4	7.4	—	7.4	6.8
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$7.4	$—	$7.4	$6.8

Total securitization transactions
Retail financing	$1.7	$24.0	$0.1	$23.9	$21.7
Wholesale financing	0.3	21.1	—	21.1	14.0
Finance receivables	2.0	45.1	0.1	45.0	35.7
Net investment in operating leases	0.4	9.9	—	9.9	7.0
Total securitization transactions	$2.4	$55.0	$0.1	$54.9	$42.7
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2013
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.9	$23.1	$0.2	$22.9	$20.3
Wholesale financing	1.9	22.9	—	22.9	14.8
Finance receivables	3.8	46.0	0.2	45.8	35.1
Net investment in operating leases	0.4	8.1	—	8.1	5.6
Total VIE	$4.2	$54.1	$0.2	$53.9	$40.7

Non-VIE
Retail financing	$0.2	$4.6	$—	$4.6	$4.4
Wholesale financing	—	1.0	—	1.0	0.8
Finance receivables	0.2	5.6	—	5.6	5.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$5.6	$—	$5.6	$5.2

Total securitization transactions
Retail financing	$2.1	$27.7	$0.2	$27.5	$24.7
Wholesale financing	1.9	23.9	—	23.9	15.6
Finance receivables	4.0	51.6	0.2	51.4	40.3
Net investment in operating leases	0.4	8.1	—	8.1	5.6
Total securitization transactions	$4.4	$59.7	$0.2	$59.5	$45.9
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Interest expense related to securitization debt for the periods ended September 30 was as follows (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
VIE	$125	$138	$377	$434
Non-VIE	24	19	67	54
Total securitization transactions	$149	$157	$444	$488

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

	September 30, 2014		December 31, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$13	$18	$5	$88
Derivatives related to the VIEs	15	10	23	30
Other securitization related derivatives	7	2	5	7
Total exposures related to securitization	$35	$30	$33	$125

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the periods ended September 30 was as follows (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
VIEs	$(22)	$73	$(4)	$(20)
Related to the VIEs	(10)	(2)	(10)	8
Other securitization related derivatives	(4)	7	11	6
Total derivative expense/(income) related to securitization	$(36)	$78	$(3)	$(6)

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at September 30, 2014 and December 31, 2013, and ranged from $0 to $242 million during the first nine months of 2014.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 12 for additional information regarding derivatives.

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $68 million and $72 million at September 30, 2014 and December 31, 2013, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$79	$63	$220	$186
Ineffectiveness (a)	(2)	(3)	8	(33)
Total	$77	$60	$228	$153

Derivatives not designated as hedging instruments
Interest rate contracts	$(10)	$(18)	$(37)	$(20)
Foreign currency exchange contracts (b)	52	(55)	22	28
Cross-currency interest rate swap contracts (b)	118	(131)	102	(37)
Total	$160	$(204)	$87	$(29)
__________

(a)
For the third quarter of 2014 and 2013, hedge ineffectiveness reflects change in fair value on derivatives of $88 million loss and $67 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $86 million gain and $70 million loss, respectively. For the first nine months of 2014 and 2013, hedge ineffectiveness reflects change in fair value on derivatives of $179 million gain and$501 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $171 million loss and $468 million gain, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were mostly offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	September 30, 2014			December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$22,943	$424	$157	$18,778	$360	$179

Derivatives not designated as hedging instruments
Interest rate contracts	56,607	254	78	69,863	224	126
Foreign currency exchange contracts (a)	2,324	56	12	2,410	1	25
Cross-currency interest rate swap contracts	2,513	17	44	2,620	—	176
Total derivatives not designated as hedging instruments	61,444	327	134	74,893	225	327
Total derivative financial instruments	$84,387	$751	$291	$93,671	$585	$506
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

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

Counterparty Risk

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at September 30, 2014 was $751 million, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	September 30, 2014		December 31, 2013
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$751	$291	$585	$506
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(242)	(242)	(296)	(296)
Net amount	$509	$49	$289	$210

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency derivative contracts. As of September 30, 2014 and December 31, 2013, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk is relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR). At September 30, 2014 and December 31, 2013, our adjustment decreased derivative assets by $2 million and increased derivative assets by $2 million, respectively, and decreased our derivative liabilities by $9 million and $25 million, respectively. See Note 12 for additional information regarding valuation methodologies.

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

Other assets were as follows (in millions):

	September 30, 2014	December 31, 2013
Accrued interest and other non-finance receivables (a)	$821	$1,010
Collateral held for resale, at net realizable value	367	399
Restricted cash (b)	93	169
Deferred charges	270	252
Deferred charges – income taxes	178	184
Prepaid reinsurance premiums and other reinsurance receivables	389	340
Investment in non-consolidated affiliates	139	133
Property and equipment, net of accumulated depreciation (c)	117	120
Other	54	59
Total other assets	$2,428	$2,666
__________

(a)
Includes the gross value of repurchase agreements where we are the transferee of $4 million and $227 million at September 30, 2014 and December 31, 2013, respectively.  The gross value of the offsetting liabilities are reported in Customer deposits, dealer reserves, and other on our balance sheet.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(c)	Accumulated depreciation was $324 million and $343 million at September 30, 2014 and December 31, 2013, respectively.

Other liabilities and deferred income were as follows (in millions):

	September 30, 2014	December 31, 2013
Interest payable	$620	$615
Tax related payables to Ford and affiliated companies	726	941
Unrecognized tax benefits	88	101
Unearned insurance premiums	399	350
Other	481	515
Total other liabilities and deferred income	$2,314	$2,522

In the first nine months of 2014 and in the year ended December 31, 2013, we paid $262 million and $288 million, respectively, to Ford to settle tax related payables which were reflected in Other liabilities and deferred income. The payment in 2013 reduced the liability for unrecognized tax benefits reflecting the settlement of tax deficiencies related to the 2008 and 2009 tax years.

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

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Short-term debt
Asset-backed commercial paper	—	0.2%			$—	$3,364
Floating rate demand notes	1.1%	1.1%			5,689	5,319
Other asset-backed short-term debt	0.6%	0.7%			1,375	1,963
Commercial paper	0.7%	0.9%			2,137	2,003
Other short-term debt	5.0%	5.3%			2,952	2,372
Total short-term debt	1.9%	1.5%	1.9%	1.5%	12,153	15,021
Long-term debt
Unsecured debt
Notes payable within one year					9,679	4,479
Notes payable after one year					40,590	38,617
Asset-backed debt
Notes payable within one year					16,561	17,322
Notes payable after one year					24,797	23,238
Unamortized discount					(57)	(87)
Fair value adjustments					228	103
Total long-term debt	2.8%	3.0%	2.9%	3.2%	91,798	83,672
Total debt	2.7%	2.8%	2.8%	3.0%	$103,951	$98,693

Fair value of debt					$106,544	$101,866

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

The fair value of debt reflects interest accrued but not yet paid of $617 million and $618 million at September 30, 2014 and December 31, 2013, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt also includes $10.8 billion and $9.7 billion of short-term debt at September 30, 2014 and December 31, 2013, respectively, carried at cost, which approximates fair value. See Note 12 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	September 30, 2014	December 31, 2013
Other short-term debt	$17	$27
Notes payable within one year	318	4
Notes payable after one year	6	307
Total debt with affiliated companies	$341	$338

Debt Repurchases and Calls. From time to time and based on market conditions, we may repurchase or call some of our outstanding unsecured and asset-backed debt. If we have excess liquidity and it is an economically favorable use of our available cash, we may repurchase or call debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

In the third quarter and first nine months of 2014, through market transactions, we called an aggregate principal amount of $0 and $216 million, respectively, of our unsecured debt, none of which would have matured in 2014. As a result, in the third quarter and first nine months of 2014, we recorded a $0 and $2 million pre-tax loss, respectively, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during the third quarter and first nine months of 2014.

In the third quarter and first nine months of 2013, through market transactions, we called an aggregate principal amount of $0 and $163 million, respectively, of our unsecured debt, none of which would have matured in 2013. As a result, in the third quarter and first nine months of 2013, we recorded a $0 and $1 million pre-tax loss, respectively, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during the third quarter and first nine months of 2013.

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At September 30, 2014, maturities were as follows (in millions):

	2014 (a)	2015 (b)	2016	2017	2018	Thereafter (c)	Total
Unsecured debt	$9,848	$11,413	$10,385	$10,696	$5,958	$12,747	$61,047
Asset-backed debt	4,436	16,898	11,865	6,716	759	2,059	42,733
Total	14,284	28,311	22,250	17,412	6,717	14,806	103,780
Unamortized (discount)/premium							(57)
Fair value adjustments							228
Total debt							$103,951
__________

(a)	Includes $9,575 million for short-term and $4,709 million for long-term debt.

(b)	Includes $2,578 million for short-term and $25,733 million for long-term debt.

(c)	Includes $12,731 million of unsecured debt maturing between 2019 and 2024 with the remaining balance maturing after 2031.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the accumulated balance of AOCI for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Foreign currency translation
Beginning balance	$720	$505	$717	$743
Net gain/(loss) on foreign currency translation	(335)	176	(332)	(62)
Reclassifications from shareholder’s interest (a)	—	60	—	60
Other comprehensive income/(loss), net of tax	(335)	236	(332)	(2)
Ending balance	$385	$741	$385	$741

Total AOCI ending balance at September 30	$385	$741	$385	$741
__________

(a)	See Note 13 for additional information regarding the reclassification.

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Gains/(Losses) on derivatives (a)	$158	$(207)	$95	$(62)
Currency revaluation gains/(losses) (a)	(170)	188	(132)	17
Interest and investment income	12	18	41	38
Interest income/(expense) on income taxes	1	—	(10)	—
Insurance fee income	16	16	57	46
Other	50	66	133	165
Total other income, net	$67	$81	$184	$204
__________

(a)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Note 7 for detail by derivative instrument and risk type.

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

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents-financial instruments
U.S. government	$40	$—	$40	$—	$—	$—
Corporate debt	—	60	60	—	—	—
Non-U.S. government and agencies	—	341	341	—	24	24
Total cash equivalents-financial instruments (a)	40	401	441	—	24	24
Marketable securities
U.S. government and agencies	341	1,222	1,563	418	25	443
Non-U.S. government and agencies	—	644	644	—	184	184
Corporate debt	—	1,525	1,525	—	1,273	1,273
Other marketable securities	—	35	35	—	43	43
Total marketable securities	341	3,426	3,767	418	1,525	1,943

Derivative financial instruments (b)	—	751	751	—	585	585
Total assets at fair value	$381	$4,578	$4,959	$418	$2,134	$2,552

Liabilities
Derivative financial instruments (b)	$—	$291	$291	$—	$506	$506
Total liabilities at fair value	$—	$291	$291	$—	$506	$506
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $4.2 billion and $6.6 billion at September 30, 2014 and December 31, 2013, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.7 billion and $2.8 billion at September 30, 2014 and December 31, 2013, respectively.

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

We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in unallocated risk management and are excluded in assessing our North America and International Segment performance because they are carried out on a centralized basis at the corporate level, with only certain elements allocated to these segments. We also adjust segment performance to re-allocate interest expense between the North America and International Segments reflecting debt and equity levels proportionate to their product risk. Receivables for the North America and International Segments are presented on a managed basis. Management believes that managed receivables is the appropriate measurement of business growth, as it closely approximates the customers’ outstanding balance on the receivables, which is the basis for earning revenue. As a result, managed receivables equals total net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
Third Quarter 2014
Total revenue (b)	$1,883	$438	$(9)	$—	$(9)	$2,312
Income before income taxes	374	133	(9)	—	(9)	498
Other disclosures
Depreciation on vehicles subject to operating leases	791	10	—	—	—	801
Interest expense	498	165	—	—	—	663
Provision for credit losses	48	9	—	—	—	57

Third Quarter 2013
Total revenue (b)	$1,711	$394	$(22)	$—	$(22)	$2,083
Income before income taxes	358	91	(22)	—	(22)	427
Other disclosures
Depreciation on vehicles subject to operating leases	621	8	—	—	—	629
Interest expense	536	155	—	—	—	691
Provision for credit losses	31	1	—	—	—	32
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
First Nine Months 2014
Total revenue (b)	$5,470	$1,258	$(23)	$—	$(23)	$6,705
Income before income taxes	1,069	385	(23)	—	(23)	1,431
Other disclosures
Depreciation on vehicles subject to operating leases	2,218	30	—	—	—	2,248
Interest expense	1,521	481	—	—	—	2,002
Provision for credit losses	94	21	—	—	—	115
Net finance receivables and net investment in operating leases	88,599	21,766	—	(4,252)	(4,252)	106,113
Total assets	95,491	25,725	—	—	—	121,216

First Nine Months 2013
Total revenue (b)	$4,931	$1,133	$(38)	$—	$(38)	$6,026
Income before income taxes	1,156	270	(38)	—	(38)	1,388
Other disclosures
Depreciation on vehicles subject to operating leases	1,641	22	—	—	—	1,663
Interest expense	1,576	480	—	—	—	2,056
Provision for credit losses	57	24	—	—	—	81
Net finance receivables and net investment in operating leases	80,236	19,174	—	(3,336)	(3,336)	96,074
Total assets	88,476	23,358	—	—	—	111,834
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

In some cases, we have guaranteed debt and other financial obligations of outside third parties and unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford, an affiliate of Ford, or the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction. These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax, and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealer and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities generally would be triggered by a breach of terms of the contract or by a third-party claim. While some of these indemnifications are limited in nature, many of them do not limit potential payment. Therefore, we are unable to estimate a maximum amount of future payments that could result from claims made under these unlimited indemnities.

The maximum potential payments under these guarantees and limited indemnities totaled $130 million and $100 million at September 30, 2014 and December 31, 2013, respectively. Of these values, $125 million at September 30, 2014 and $96 million at December 31, 2013, were counter-guaranteed by Ford to us. The carrying value of recorded liabilities related to guarantees and limited indemnities were $0 and de minimis at September 30, 2014 and December 31, 2013, respectively.

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of governmental regulations; tax matters; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealer and other contractual relationships; personal injury matters; investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages in very large amounts, sanctions, assessments, or other relief, which, if granted, would require very large expenditures.

The extent of our financial exposure to these matters is difficult to estimate. Many matters do not specify a dollar amount for damages, and many others specify only a jurisdictional minimum. To the extent an amount is asserted, our historical experience suggests that in most instances the amount asserted is not a reliable indicator of the ultimate outcome.
Litigation and claims are accrued when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood that we will prevail, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENCIES (Continued)

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at September 30, 2014. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible. Our estimate of reasonably possible loss in excess of our accruals for all material matters currently reflects a governmental regulation matter outside the United States, for which we estimate the aggregate risk to be a range of up to about $200 million.
As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of September 30, 2014 and December 31, 2013, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and the consolidated statements of shareholder’s interest and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholder’s interest, and cash flows for the year then ended (not presented herein), and in our report dated February 18, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
October 31, 2014

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Third Quarter 2014 Compared with Third Quarter 2013

Our net income was $718 million in the third quarter of 2014, compared with $272 million a year ago. The increase was primarily driven by favorable tax items recorded in the third quarter. For additional information, see Note 1 of our Notes to the Financial Statements.

On a pre-tax basis we earned $498 million in the third quarter of 2014, compared with $427 million a year ago. The following chart shows the factors that contributed to the higher pre-tax profit:

2014 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2013

Millions
$71
$427
$498
$103
$18
$(25)
$(37)
$12
2013 3Q
2014 3Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:	2013 3Q	2014 3Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
B / (W) 2014 2Q		$64	$16	$24	$(30)	$(10)	$64
Receivables (Bils.)							
Net (a)	$96	$106					
Managed (b)	99	110

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

The higher pre-tax profit for the third quarter of 2014 compared with a year ago is more than explained by higher volume. This reflects increases in nearly all financing products, including non-consumer and consumer finance receivables in all geographic segments and leasing in North America.

As shown in the memo, our pre-tax profit was higher than the second quarter, explained primarily by a lower level of insurance losses in North America, included in Other.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the periods ended September 30 are shown below (in millions). For additional information, see Note 14 of our Notes to the Financial Statements.

	Third Quarter			First Nine Months
	2014	2013	2014 Over/(Under) 2013	2014	2013	2014 Over/(Under) 2013
Income before income taxes
North America Segment	$374	$358	$16	$1,069	$1,156	$(87)
International Segment	133	91	42	385	270	115
Unallocated risk management	(9)	(22)	13	(23)	(38)	15
Income before income taxes	$498	$427	$71	$1,431	$1,388	$43

North America Segment

The increase in the North America Segment pre-tax profit for the third quarter of 2014 is explained primarily by higher volume, offset partially by unfavorable residual performance driven by higher residual losses, primarily reflecting lower auction values.

The decrease in the North America Segment pre-tax profit for the first nine months of 2014 is explained primarily by unfavorable residual performance and higher insurance losses from storm damage to dealer inventory. A partial offset is higher volume driven by increases in leasing and consumer finance receivables, reflecting improved Ford Credit financing share, and increases in non-consumer finance receivables, reflecting higher dealer stocks.

International Segment

The increase in the International Segment pre-tax profit for the third quarter and first nine months of 2014 is attributed to Europe, primarily explained by higher volume driven by an increase in consumer and non-consumer finance receivables.

Unallocated Risk Management

The improvement in unallocated risk management for the third quarter and first nine months of 2014 primarily reflects favorable performance in market valuation adjustments to derivatives. For additional information, see Notes 7 and 12 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the periods ended September 30 were as follows (in thousands):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
North America Segment
United States	356	294	946	834
Canada	47	42	111	107
Total North America Segment	403	336	1,057	941

International Segment
Europe	119	98	351	310
Other International	33	24	99	60
Total International Segment	152	122	450	370
Total contract placement volume	555	458	1,507	1,311

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

Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and new Ford-brand vehicles acquired by dealers in Europe for the periods ended September 30:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
United States
Financing share
Retail installment and lease	53%	44%	46%	39%
Wholesale	76	77	77	77

Europe
Financing share
Retail installment and lease	38%	34%	36%	34%
Wholesale	98	98	98	98

North America Segment

The increases in total contract placement volume for the third quarter and first nine months of 2014 primarily reflect higher financing share of new Ford and Lincoln vehicles. The increases in Ford and Lincoln retail financing share for the third quarter and first nine months of 2014 primarily reflect changes in Ford’s marketing programs.

International Segment

The increases in total contract placement volume for the third quarter and first nine months of 2014 primarily reflect growth in sales of new Ford vehicles in Europe and in China, and Ford Credit’s re-entry into consumer financing in Mexico in the fourth quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2014	December 31, 2013
Net Receivables
Finance receivables – North America Segment
Consumer retail financing	$43.5	$40.9
Non-Consumer
Dealer financing (a)	21.5	22.1
Other	0.9	1.0
Total finance receivables – North America Segment (b)	65.9	64.0
Finance receivables – International Segment
Consumer retail financing	11.8	10.8
Non-Consumer
Dealer financing (a)	9.3	8.3
Other	0.3	0.4
Total finance receivables – International Segment (b)	21.4	19.5
Unearned interest supplements	(1.7)	(1.5)
Allowance for credit losses	(0.4)	(0.4)
Finance receivables, net	85.2	81.6
Net investment in operating leases (b)	20.9	18.3
Total net receivables	$106.1	$99.9

Managed Receivables
Total net receivables	$106.1	$99.9
Unearned interest supplements and residual support	3.8	3.1
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.1	—
Total managed receivables	$110.4	$103.4
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory. For additional information, see Note 2 of our Notes to the Financial Statements.

(b)
At September 30, 2014 and December 31, 2013, includes consumer receivables before allowance for credit losses of $24.0 billion and $27.7 billion and non-consumer receivables before allowance for credit losses of $21.1 billion and $23.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2014 and December 31, 2013, includes net investment in operating leases before allowance for credit losses of $9.9 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2013 Form 10-K Report and Note 5 of our Notes to the Financial Statements for the period ended September 30, 2014.

Managed receivables at September 30, 2014 increased from year-end 2013, primarily driven by increases in consumer finance receivables in all geographic segments and leasing in the North America Segment.

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

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At September 30, 2014 and December 31, 2013, we classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in our portfolio as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Metrics

The following charts show (i) quarterly trends of charge-offs (credit losses, net of recoveries), (ii) loss-to-receivables (“LTR”) ratios (charge-offs on an annualized basis divided by average end-of-period (“EOP”) managed receivables), (iii) credit loss reserve, and (iv) our credit loss reserve as a percentage of EOP managed receivables:

WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils.)

$47
$52
$52
$33
$48
3Q
4Q
1Q
2Q
3Q
2013
2014

Memo: Retail & Lease

$45	$51	$55	$31	$48

(ii) Loss-to-Receivables Ratio (LTR)

0.19%
0.20%
0.20%
0.12%
0.17%
3Q
4Q
1Q
2Q
3Q
2013
2014

(iii) Credit Loss Reserve (Mils.) and (iv) Reserve as a Pct. of EOP Managed Receivables

Reserve as % of EOP Mgd. Rec.
0.37%
0.37%
0.34%
0.32%
0.32%
Reserve
$368
$380
$358
$353
$356
3Q
4Q
1Q
2Q
3Q
2013
2014

Year-over-year charge-offs were consistent, while the LTR ratio was two basis points lower than a year ago.

Our quarter-over-quarter increases in charge-offs of $15 million and the LTR ratio of five basis points are consistent with normal seasonality. The LTR ratio of 17 basis points is well below our 10-year average of 54 basis points.

The credit loss reserve was $356 million, down $12 million from a year ago, reflecting the continuation of low losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Retail Installment and Operating Lease Metrics

The following charts show the primary credit loss drivers for our U.S. Ford- and Lincoln-brand retail financing and operating lease portfolio, which comprised 72% of our worldwide consumer portfolio at September 30, 2014:

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies (a)

0.16%
0.16%
0.16%
0.12%
0.15%
3Q
4Q
1Q
2Q
3Q
2013
2014

Memo: New Bankruptcy Filings (000)	4	4	3	4	4

Repossessions (000)

1.24%
1.14%
1.12%
0.98%
1.07%
Repo. Ratio
8
7
7
6
7
3Q
4Q
1Q
2Q
3Q
2013
2014

Severity

$7,500
$8,100
$7,700
$7,300
$8,100
3Q
4Q
1Q
2Q
3Q
2013
2014

Charge-Offs (Mils.) and LTR (%)

$35
$42
$45
LTR
$18
$32
0.28%
0.33%
0.35%
0.13%
0.23%
3Q
4Q
1Q
2Q
3Q
2013
2014

(a)	Excluding bankruptcies

Ford Credit remains consistent in its origination practices.

Over-60-day delinquencies were 0.15%, down one basis point from a year ago and up three basis points from the second quarter of 2014.

Repossessions in the third quarter of 2014 were about 7,000 units, or 1.07% of average accounts outstanding, down 17 basis points from a year ago and up nine basis points from the second quarter of 2014. The increase from the second quarter of 2014 is below seasonal trends, and the 1.07% repossession ratio represents our lowest third quarter result on record.

Severity was $8,100 in the third quarter of 2014, up $600 from the same period a year ago and up $800 from the prior quarter. Both increases reflect lower auction values on repossessed vehicles, which declined about $700 more than our seasonal expectations. The declines in auction values were consistent with Manheim (a proxy for industrywide used vehicle prices) when adjusted to Ford Credit’s mix of vehicles, with reductions particularly pronounced in later-model used vehicles, which are typical of Ford Credit’s repossessions.

Third quarter 2014 charge-offs were down $3 million and the LTR ratio was down five basis points from the prior year. Both charge-offs and the LTR ratio were up from the second quarter, reflecting normal seasonality.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industrywide used vehicle prices, marketing incentive plans, and vehicle quality data. Changes in expected residual values impact the depreciation expense, which is recognized on a straight-line basis over the life of the lease.

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2013 Form 10-K Report.

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show return volumes and auction values at constant third quarter 2014 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 87% of our total net investment in operating leases at September 30, 2014.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
27
17
5
5
34
21
8
5
60
40
12
8
50
30
13
7
44
24
12
8
3Q
4Q
1Q
2Q
3Q
2013
2014

Auction Values (At 3Q 2014 Mix)

24-Month
$19,015
$17,880
$18,465
$18,645
$18,070
$17,840
$17,190
$18,250
$18,385
$17,660
36-Month
3Q
4Q
1Q
2Q
3Q
2013
2014

Memo: U.S. Return Rates

3Q 2013	4Q 2013	1Q 2014	2Q 2014	3Q 2014
69%	77%	82%	75%	75%

Memo: Worldwide Net Investment in Operating Leases (Bils.)

3Q 2013	4Q 2013	1Q 2014	2Q 2014	3Q 2014
$17.3 (a)	$18.3	$18.8	$19.9	$20.9

(a)
During the fourth quarter of 2013, Ford Credit changed its accounting method to include unearned operating lease interest supplements and residual support in Net Investment in Operating Leases. This period was revised to conform to the presentation in our 2013 Form 10-K Report.

Lease return volumes in the third quarter of 2014 were 17,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011 and 2012 compared with prior years. The third quarter lease return rate was 75%, up six percentage points compared with the same period last year.

In the third quarter of 2014, our auction values for 24-month contracts decreased by about $950 while 36-month average auction values decreased by about $200 compared to the same period last year. The differences in 24-month and 36-month auction value performance primarily reflect differences in mix and model-year refresh timing. Both our 24-month and 36-month auction values decreased from the second quarter of 2014. The declines in our third quarter auction values reflect the same industry trends noted in the “U.S. Ford- and Lincoln-Brand Retail Installment and Operating Lease Metrics” section above. We expect our auction values to decline further in the fourth quarter, consistent with normal seasonality.

Our worldwide net investment in operating leases was $20.9 billion at the end of the third quarter of 2014, up about $2.6 billion from year-end 2013, and up $3.6 billion from a year ago.

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

In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity. Rating agencies’ ratings of us are based on information provided by Ford, other sources, and us. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Credit ratings assigned to us from all of the NRSROs are closely associated with their opinions on Ford.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
Ford Credit
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook / Trend
DBRS	BBB (low)	R-3	Stable
Fitch	BBB-	F3	Positive
Moody’s	Baa3	P-3	Stable
S&P (a)	BBB-	A-3	Stable
__________

(a)	S&P assigns FCE bank plc (“FCE”) a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford Credit, with a stable outlook.

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
Term Debt (incl Bank Borrowings)
Other
Equity
Cash, Cash Equivalents, and Marketable Securities (c)
$92
$2
$5
$6
$37
$39
$4
$10
$11
$103
$2
$5
$3
$43
$45
$5
$11
$11
$110
$2
$6
$43
$53
$6
$11
$11
$112-115
~$2
~$6
$43-44
$53-56
~$6
$11-12
$9-11
Year-End 2012
Year-End 2013
3Q 2014
Year-End 2014 Fcst.

Securitized Funding as Percentage of Managed Receivables	47%	44%	39%	37-39%

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.
(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(c)	Excludes marketable securities related to insurance activities

At the end of the third quarter of 2014, managed receivables were $110 billion, and we ended the quarter with about $11 billion in cash. Securitized funding was 39% of managed receivables.

We are projecting 2014 year-end managed receivables of $112 billion to $115 billion and securitized funding as a percentage of managed receivables in the range of 37% to 39%. This percentage will continue to decline over time.

Public Term Funding Plan

The following table illustrates our planned issuances for full-year 2014, our public term funding issuances through October 30, 2014, and our funding issuances for full-year 2013 and 2012 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2014
	Full-Year Forecast		Through October 30	Full-Year 2013	Full-Year 2012

Unsecured	$11	-14	$11	$11	$9
Securitizations (a)	14	-15	13	14	14
Total	$26	-29	$24	$25	$23
__________

(a)	Includes Rule 144A offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Through October 30, 2014, we completed $24 billion of public term funding in the United States, Canada, Europe, Brazil, Mexico, and China, including about $11 billion of unsecured debt and $13 billion of securitizations.

For 2014, we project full-year public term funding in the range of $26 billion to $29 billion, consisting of $11 billion to $14 billion of unsecured debt and $14 billion to $15 billion of public securitizations.

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

The following table illustrates our liquidity programs and utilization (in billions):

	September 30, 2014	December 31, 2013
Liquidity Sources
Cash (a)	$10.6	$10.8
Committed ABS lines (b)	33.0	29.4
FCAR bank lines	—	3.5
FCE/Other unsecured credit facilities	1.9	1.6
Ford revolving credit facility allocation	2.0	—
Total liquidity sources	47.5	45.3

Utilization of Liquidity
Securitization cash (c)	(2.4)	(4.4)
Committed ABS lines	(15.7)	(14.7)
FCAR bank lines	—	(3.3)
FCE/Other unsecured credit facilities	(0.7)	(0.4)
Ford revolving credit facility allocation	—	—
Total utilization of liquidity	(18.8)	(22.8)
Gross liquidity	28.7	22.5
Adjustments (d)	(1.7)	(1.1)
Net liquidity available for use	$27.0	$21.4
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities)

(b)	Committed ABS lines are subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk.

(c)	Used only to support on-balance sheet securitization transactions

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

At September 30, 2014, we had $47.5 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of our liquidity totaled $18.8 billion at quarter end, compared with $22.8 billion at year-end 2013. The decrease of $4.0 billion reflects lower securitization cash and the termination of our FCAR program.

We ended the quarter with gross liquidity of $28.7 billion. Adjustments of $1.7 billion included other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables. Total liquidity available for use continues to remain strong at $27.0 billion at quarter end, $5.6 billion higher than year-end 2013. We are focused on maintaining liquidity levels that meet our business and funding requirements through economic cycles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2014, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.6 billion, compared with $10.8 billion at year-end 2013.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $2.4 billion and $4.4 billion at September 30, 2014 and December 31, 2013, respectively.

Our substantial liquidity and cash balance have provided us the opportunity to selectively call and repurchase our unsecured and asset-backed debt through market transactions. In the third quarter and first nine months of 2014, we called an aggregate principal amount of $0 and $216 million, respectively, of our unsecured debt, none of which would have matured in 2014.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $33.0 billion ($20.7 billion of retail financing, $7.0 billion of wholesale financing, and $5.3 billion of operating lease assets) at September 30, 2014, of which $5.4 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $19.6 billion (of which $4.1 billion relates to FCE commitments) having maturities within the next 12 months and the remaining balance having maturities through 2017. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At September 30, 2014, $15.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities. At September 30, 2014, we and our majority-owned subsidiaries had $3.9 billion of contractually committed unsecured credit facilities with financial institutions, including the FAFC Credit Agreement (as defined below), the FCE Credit Agreement (as defined below), and the allocation under Ford’s revolving credit facility (as defined below). At September 30, 2014, $3.2 billion was available for use.

On September 29, 2014, Ford Automotive Finance (China) Ltd. (“FAFC”) entered into a RMB 2 billion (equivalent to $0.3 billion at September 30, 2014) three-year syndicated term loan credit facility (the “FAFC Credit Agreement”), which became fully drawn on October 15, 2014. The FAFC Credit Agreement contains certain covenants, including an obligation for FAFC to maintain its capital adequacy ratio and core capital adequacy ratio at no less than the applicable regulatory minimums (currently 8.5% and 5.5%, respectively) and to comply with other regulatory requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FCE’s £760 million (equivalent to $1.2 billion at September 30, 2014), syndicated credit facility (the “FCE Credit Agreement”) matures in 2017. At September 30, 2014, $0.6 billion was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Lenders under the Ford Second Amended and Restated Credit Agreement dated as of April 30, 2014 (“Ford’s revolving credit facility”) have commitments totaling $12.2 billion, with about $9 billion maturing on April 30, 2019 and about $3 billion maturing on April 30, 2017. Ford has allocated $2 billion of commitments to us under Ford’s revolving credit facility to grow our overall liquidity, supporting growth and expanded funding programs. At September 30, 2014, all $2 billion was available for use.

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

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30, 2014	December 31, 2013
Total debt (a)	$104.0	$98.7
Equity	11.3	10.6
Financial statement leverage (to 1)	9.2	9.3
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30, 2014	December 31, 2013
Total debt (a)	$104.0	$98.7
Adjustments for cash, cash equivalents, and marketable securities (b)	(10.6)	(10.8)
Adjustments for derivative accounting (c)	(0.3)	(0.2)
Total adjusted debt	$93.1	$87.7

Equity	$11.3	$10.6
Adjustments for derivative accounting (c)	(0.3)	(0.3)
Total adjusted equity	$11.0	$10.3
Managed leverage (to 1) (d)	8.5	8.5
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2014, our managed leverage was 8.5:1, equal to December 31, 2013. For information on our planned distributions, refer to the “Outlook” section below.

Outlook

For the full year, we continue to expect pre-tax profit of $1.8 billion to $1.9 billion, year-end managed receivables of $112 billion to $115 billion, and managed leverage in the range of 8:1 to 9:1. We now expect distributions to our parent of about $400 million, up from prior guidance of about $250 million. This increase is primarily driven by higher net income attributable to favorable tax items recorded in the third quarter. For additional information, see Note 1 of our Notes to the Financial Statements.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2013 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended September 30, 2014 and 2013 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

In our 2013 Form 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2014, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $34 million over the next 12 months, compared with an increase of $63 million at December 31, 2013. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in the internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors.

In Item 1A of our 2013 Form 10-K Report, we included the risk factor “New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.” The following is an update to that risk factor:

In September 2014, the Consumer Financial Protection Bureau (“CFPB”) proposed supervising the largest nonbank automotive finance companies, such as Ford Credit, which is the initial step that is expected to lead to examinations of such nonbank automotive finance companies for compliance with consumer finance protection laws as early as 2015.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford Motor Credit Company LLC has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	October 31, 2014

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated October 31, 2014, relating to financial information.	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1 and 2 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.