Form 10-K
period 2014-12-31
FORD MOTOR CREDIT CO LLC
filed 2015-02-13
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Exhibit Index begins on page 56

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

i

ii

PART I

ITEM 1. Business.

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

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K Report” or “Report”) nor filed with the SEC.

Products and Services. We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting the dealers of those brands. We earn our revenue primarily from:

•	Payments made under retail installment sale and lease contracts that we originate and purchase;

•	Interest rate supplements and other support payments from Ford and affiliated companies; and

•	Payments made under dealer financing programs.

As a result of our financing activities, we have a large portfolio of finance receivables and operating leases which we classify into two segments: “consumer” and “non-consumer.”

Finance receivables and operating leases in the consumer segment include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal and commercial use. Retail financing includes retail installment sale contracts for new and used vehicles and direct financing leases for new vehicles to retail customers, government entities, daily rental companies, and fleet customers.

Finance receivables in the non-consumer segment include products offered to automotive dealers, and receivables purchased from Ford and its affiliates. We make wholesale loans to dealers to finance the purchase of vehicle inventory (floorplan financing), as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer vehicle programs. We also purchase receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers, receivables from Ford-related loans, and certain used vehicles from daily rental fleet companies.

We also service the finance receivables and leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs.

Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: North America (“North America Segment”) and International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. For additional financial information regarding our operations by business segment and operations by geographic region, see Note 18 of our Notes to the Financial Statements.

Item 1. Business (Continued)

North America Segment

Our United States operations accounted for 71% of our total managed receivables at year-end 2014 and 2013, and our Canadian operations accounted for 10% at year-end 2014 and 2013. Managed receivables equals total net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). For additional information on how we review our business performance, including on a managed basis, refer to the “Overview” section of Item 7 below. Managed receivables are discussed further in the “Financial Condition” section of Item 7 below.

In the United States and Canada, under the Ford Credit and Lincoln Automotive Financial Services brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles.

International Segment

Our International Segment includes operations in three main regions: Europe, Asia Pacific, and Latin America. Our Europe region is our largest international operation, accounting for approximately 15% and 16% of our total managed receivables at year-end 2014 and 2013, respectively. Within the International Segment our Europe region accounted for 78% and 81% of our managed receivables at year-end 2014 and 2013, respectively. Our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and has branches in 10 other European countries. FCE also has operating subsidiaries in Switzerland, Poland, the Czech Republic, and Hungary that provide a variety of retail, dealer, and operating lease financing. The United Kingdom and Germany are our largest markets in Europe, representing approximately 67% of FCE’s finance receivables and operating leases. Approximately 18% are from customers and dealers in Italy, France, and Spain. FCE, through its Worldwide Trade Financing (“WWTF”) division, provides financing to distributors/importers in countries where typically there is no established local Ford presence. The WWTF division currently provides financing in about 60 countries. In the Asia Pacific region, we operate in China, and we plan to commence operations in India in 2015. In the Latin America region, we operate in Mexico, Brazil, and Argentina. Our operations include joint ventures with local financial institutions and other third parties in various locations around the world. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Ford’s 2014 Form 10-K Report”), filed separately with the SEC and incorporated by reference as an exhibit to our 2014 Form 10-K Report (without financial statements and exhibits).

Ford has sponsored special financing programs available only through us. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford and Lincoln vehicles. Similar programs may be offered in the future. For additional information regarding interest supplements and other support costs received from affiliated companies, see Note 17 of our Notes to the Financial Statements.

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

Item 1. Business (Continued)

We compete mainly on the basis of service and financing rate programs, including those sponsored by Ford. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts, and consistent support for dealer financing requirements across economic cycles. These policies have helped us build strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing, and servicing our receivables, and efficiently accessing the capital markets. We routinely monitor the capital markets and develop funding plans to optimize our competitive position. Ford-sponsored special financing programs available only through us give us a competitive advantage in providing financing to Ford dealers and their customers.

Seasonal Variations

As a finance company, we own and manage a large portfolio of receivables that are generated throughout the year and are collected over a number of years, primarily in fixed monthly payments. As a result, our overall financing revenues do not exhibit seasonal variations.

Consumer Financing

Overview and Purchasing Process

We provide financing services to customers for personal and commercial use through automotive dealers that have established relationships with us. Our primary business consists of originating and purchasing retail installment sale and lease contracts for new and used vehicles from Ford and Lincoln dealers. We report in our financial statements the receivables from customers under installment sale contracts and certain leases with fleet customers as finance receivables. We report in our financial statements most of our retail leases as net investment in operating leases with the capitalized cost of the vehicles recorded as depreciable assets.

In general, we purchase from dealers retail installment sale contracts and lease contracts that meet our purchase standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically. We automatically obtain information on the applicant including a credit bureau score, if available. We evaluate each credit application, the applicant, the terms of the proposed contract, credit bureau information, proprietary risk score, and other information and decide whether to purchase the contract. Purchase decisions are made within a framework of Ford Credit’s purchase quality guidelines and risk factor guidelines. Credit applications are typically evaluated by our electronic decisioning process, which may approve or reject applications.

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

Item 1. Business (Continued)

We offer a variety of retail installment sale financing products. In the United States, retail installment sale contract terms for new vehicles range primarily from 24 to 75 months. The average original term of our retail installment sale contracts in the United States was 62 months and 60 months for contracts purchased in 2014 and 2013, respectively. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product in Europe under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for excess mileage as well as excess wear and use, if any. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions.

In most markets, we hold a security interest in the vehicles purchased through retail installment sale contracts. This security interest provides us certain rights and protections. As a result, if our collection efforts fail to bring a delinquent customer’s payments current, we generally can repossess the customer’s vehicle, after satisfying local legal requirements, and sell it at auction. The customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses. We generally require retail customers to carry fire, theft, and collision insurance on financed vehicles.

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

In the United States, operating lease terms for new vehicles range primarily from 24 to 48 months. In 2014 and 2013, the average original lease term for contracts purchased was 33 months.

Direct Financing Leases and Other Operating Lease Vehicle Financing

We offer vehicle-financing programs to retail and commercial customers including leasing companies, government entities, and fleet customers. These financings include primarily lease plans for terms of 24 to 60 months. We hold a security interest in financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related leases. At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in our consumer segment and reported as retail financing or net investment in operating leases in our financial statements.

Item 1. Business (Continued)

Non-Consumer Financing

Overview

We extend credit to franchised dealers selling Ford and Lincoln vehicles primarily in the form of approved lines of credit to purchase new and used vehicles. Each lending request is evaluated, taking into consideration the borrower’s financial condition, supporting security, and numerous other financial and qualitative factors. Generally, receivables are secured by the related vehicle or the related property and may also be secured by other dealer assets. Asset verification processes are in place and include physical audits of vehicle inventories with increased audit frequency for higher-risk dealers.

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 67 days in 2014 compared with 55 days in 2013. Our wholesale financing program includes financing of large multi-brand dealer groups.

When a dealer uses our wholesale financing program to purchase vehicles, we obtain a security interest in the vehicles and, in many instances, other assets of the dealer. In the United States and Canada, our wholly owned subsidiary, The American Road Insurance Company (“TARIC”), generally provides insurance for vehicle damage and theft of vehicles held in dealer inventory that are financed by us.

Dealer Loans. We make loans to dealers to finance the purchase of dealership real estate, to make improvements to dealership facilities, and to provide working capital. These loans are typically secured by mortgages on dealership real estate and/or by security interests in other dealership assets. In addition, these loans are generally supported by personal guarantees from the individual owners of the dealership.

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

Item 1. Business (Continued)

We promote our retail financing products primarily through pre-approved credit offers to prospective customers, point-of-sale information, and ongoing communications with existing customers. Our communications to these customers promote the advantages of our financing products, the availability of special plans and programs, and the benefits of affiliated products, such as extended warranties, service plans, insurance coverage, gap protection, and excess wear and use waivers. We also emphasize the quality of our customer service and the ease of making payments and transacting business with us. For example, through our web site located at www.fordcredit.com or via our mobile application a customer can make inquiries, review an account balance, examine current incentives, schedule an electronic payment, or qualify for a pre-approved credit offer.

We also market our non-consumer financing services with a specialized group of employees who make direct sales calls on dealers and, often at the request of such dealers, on potential high-volume commercial customers. This group also uses various materials to explain our flexible programs and services specifically directed at the needs of commercial and fleet vehicle customers.

Servicing

Consumer Financing

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

Collections. We design our collection strategies and procedures to keep accounts current and to collect on delinquent accounts. We employ a combination of proprietary and non-proprietary tools to assess the probability and severity of default for all of our finance receivables and leases and implement our collection efforts based on our determination of the credit risk associated with each customer. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, contracts are categorized by collection risk. Our centralized collection operations are supported by auto-dialing technology and proprietary collection and workflow operating systems. Through our auto-dialer program and our monitoring and call log systems, we target our efforts on contacting customers about missed payments and developing satisfactory solutions to bring accounts current.

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

Payment Extensions. In our regular course of business we may offer payment extensions to customers. Each month about 1% to 2% of our U.S. retail contracts outstanding are granted payment extensions. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Before agreeing to a payment extension, the service representative reviews the customer’s payment history, current financial situation, and assesses the customer’s desire and capacity to make future payments. The service representative decides whether the proposed payment extension complies with our policies and guidelines. The business center managers review, and generally must approve, payment extensions outside these guidelines.

Item 1. Business (Continued)

Repossessions and Off-lease Vehicles. We view repossession of a financed or leased vehicle as a final step that we undertake only after all other collection efforts have failed. Our North America systems also employ a web-based network of outside contractors who support the repossession process. In all of our markets we sell repossessed vehicles and apply the proceeds to the amount owed on the customer’s account. We continue to attempt collection of any deficient amounts until the account is paid in full, we obtain mutually satisfactory payment arrangements with the debtor, or we determine that the account is uncollectible.

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

Non-Consumer Financing

In the United States and Canada, we require dealers to submit monthly financial statements that we monitor for potential credit deterioration. We assign an evaluation rating to each dealer, which among other things determines the frequency of physical audits of vehicle inventory.  We electronically audit vehicle inventory utilizing integrated systems allowing us to access information from Ford reported sales. We monitor dealer inventory financing payoffs daily to detect deviations from typical repayment patterns and take appropriate actions. If a dealer fails to make principal or interest payments when due, we may take one or more of the following actions: demand payment of all or a portion of the related receivables; suspend the dealer’s credit lines; secure the dealer’s inventory; require certified funds for all vehicles sold by the dealer; or initiate legal actions to exercise rights under the floorplan financing agreement. If a loss appears imminent, we will attempt to redistribute new vehicle inventory, liquidate all remaining collateral, enforce any third-party guarantees, and charge off any remaining amounts as uncollectible.

We also provide financing to fleet purchasers, leasing companies, daily rental companies, and other commercial customers. We generally review our exposure under these credit arrangements at least annually.

In our international markets, non-consumer financing is governed by the respective regional offices, executed within the local markets, and similar risk management principles are applied.

Insurance

We conduct insurance underwriting operations primarily through TARIC in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada. TARIC offers a variety of products and services, including:

•	Physical damage insurance coverage for Ford Credit financed vehicles at dealer locations;

•	Physical damage insurance coverage for Ford and Lincoln vehicles in transit between final assembly plants and dealer locations; and

•	For Ford and its affiliates: contractual liability insurance on extended service contracts, commercial automobile and general liability insurance, and surety bonds.

TARIC invests premiums and other revenue to fund future claims, and has established investment guidelines and strategies to reflect its risk tolerance, regulatory requirements, and rating agency considerations, among other factors. TARIC is rated by A.M. Best Company on its financial strength and issuer credit rating. Since 2012, TARIC’s rating has been A (Excellent) for its financial strength and “a” on its issuer credit rating.

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated approximately 1% of our total revenues in 2014 and 2013.

Employee Relations

We employed approximately 6,500 and 6,200 full-time employees worldwide at year-end 2014 and 2013, respectively. Our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.

Item 1. Business (Continued)

Governmental Regulations

As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

United States

Within the United States, our operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations.

Federal Regulation. We are subject to extensive federal regulation, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail financing transactions include the terms of repayment, the amount financed, the total finance charge, and the annual percentage rate. For retail lease transactions, we are required to disclose the amount due at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage, wear and use charges, and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy, and enhanced accuracy in credit reporting content. We are also subject to the Servicemembers Civil Relief Act that prohibits us from charging interest in excess of 6% on transactions with customers who subsequently enter into full-time service with the military and request such interest rate modification, and limits our ability to collect future payments from such lease customers who terminate their lease early. We are subject to other federal regulation, including the Gramm-Leach-Bliley Act, that requires us to maintain confidentiality and safeguard certain consumer data in our possession and to communicate periodically with consumers on privacy matters. In addition, the Consumer Financial Protection Bureau (“CFPB”) has broad rule-making and enforcement authority for a wide range of consumer finance protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. For additional discussion of the CFPB, see “Item 1A. Risk Factors” below.

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

International

In some countries outside the United States, some of our subsidiaries, including FCE, are regulated and/or licensed banking institutions and are required, among other things, to maintain minimum capital reserves. FCE is authorized by the U.K. Prudential Regulation Authority (“PRA”) and regulated by the U.K. Financial Conduct Authority (“FCA”) and the PRA to carry on a range of regulated activities within the U.K. Pursuant to the Capital Requirements Regulation and Directive, CRD IV, FCE operates through a branch and subsidiary network in 14 other European countries. Under FCE’s banking license, consumer credit and leasing activities are also passported to the European branches. In many other locations where we operate, governmental authorities require us to obtain equivalent banking licenses to conduct our business.

Item 1. Business (Continued)

Regulatory Compliance Status

We believe that we maintain all material licenses and permits required for our current operations and are in compliance with all material laws and regulations applicable to us and our operations. Failure to satisfy those legal and regulatory requirements could have a material adverse effect on our operations, financial condition, reputation, and/or liquidity. Further, the adoption of new laws or regulations, or the revision of existing laws and regulations, could have a material adverse effect on our operations, financial condition, and/or liquidity.

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

Certain Agreements with Ford and Affiliates

On April 30, 2014, we and Ford entered into a Relationship Agreement relating to our long-standing business practices with Ford. A copy of the Relationship Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, and is incorporated by reference herein as an exhibit. Pursuant to the Relationship Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1. No capital contributions have been made to us pursuant to the Relationship Agreement.

In addition to the foregoing, the other principal terms of the Relationship Agreement include the following:

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

•
We and Ford are separate, legally distinct companies, and we will continue to maintain separate books and accounts. We will prevent our assets from being commingled with Ford’s assets, and hold ourselves out as a separate and distinct company from Ford and Ford’s automotive affiliates;

•
Limits to $2 billion the amount we may borrow as a Subsidiary Borrower under Ford’s Second Amended and Restated Credit Agreement dated as of April 30, 2014 (“Ford’s revolving credit facility”) and requires us to reimburse Ford for a proportionate amount of Ford’s costs under Ford’s revolving credit facility; and

•
Without our prior written consent, prohibits Ford from terminating Ford’s revolving credit facility prior to its maturity or taking any other action that would impair our ability to borrow under Ford’s revolving credit facility.

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2014 periods.

More information about agreements between us and Ford and other affiliates is contained in Note 17 of our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Exhibit 99.

ITEM 1A. Risk Factors.

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to Ford or Ford Credit:

Decline in industry sales volume, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors. Because Ford, like other manufacturers, has a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and profitability. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors, such as occurred during 2008 and 2009, Ford’s financial condition and results of operations would be substantially adversely affected.

Decline in Ford’s market share or failure to achieve growth. To maintain competitive economies of scale and grow our global market share, Ford must grow its market share in fast-growing newly developed and emerging markets, particularly in its Asia Pacific region and its Middle East & Africa region, as well as maintain or grow market share in mature markets. Ford’s market share in certain growing markets, such as China, is lower than it is in mature markets. A significant decline in Ford’s market share in mature markets or failure to achieve growth in newly developing or emerging markets, whether due to capacity constraints, competitive pressures, protectionist trade policies, or other factors, could have a substantial adverse effect on Ford’s financial condition and results of operations.

Lower-than-anticipated market acceptance of Ford’s new or existing products. Although Ford conducts extensive market research before launching new or refreshed vehicles, many factors both within and outside Ford’s control affect the success of new or existing products in the marketplace. Offering vehicles that customers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if a new model were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share, and profitability. In addition, with increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products, even where such allegations prove to be inaccurate or unfounded.

Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles at levels beyond Ford’s current planning assumption could result in an immediate and substantial adverse impact on Ford’s financial condition and results of operations. Although Ford has a balanced portfolio of small, medium, and large cars, utilities, and trucks with competitive fuel efficiency, a shift in consumer preferences away from sales of larger, more profitable vehicles at levels greater than Ford’s current planning assumption—whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons—still could have a substantial adverse effect on Ford’s financial condition and results of operations.

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

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the January 2015 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of about 29 million units in 2014. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity could have a substantial adverse effect on Ford’s financial condition and results of operations.

Item 1A. Risk Factors (Continued)

Fluctuations in foreign currency exchange rates, commodity prices, and interest rates. As a resource-intensive manufacturing operation, Ford and Ford Credit are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates. Ford and Ford Credit monitor and manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Nevertheless, changes in currency exchange rates, commodity prices, and interest rates cannot always be predicted or hedged. In addition, because of intense price competition and Ford’s high level of fixed costs, Ford may not be able to address such changes even if foreseeable. As a result, substantial unfavorable changes in foreign currency exchange rates, commodity prices, or interest rates could have a substantial adverse effect on Ford’s and/or Ford Credit’s financial condition and results of operations.

Adverse effects resulting from economic, geopolitical, or other events. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and devastating impact on markets around the world. For example, the financial crisis that began in the United States in 2008 quickly spread to other markets; natural disasters in Japan and Thailand during 2011 caused production interruptions and delays not just in Asia Pacific but other regions around the world; and episodes of increased geopolitical tensions or acts of terrorism have at times caused adverse reactions that may spread to economies around the globe.

Concerns persist regarding the debt burden of certain countries that have adopted the euro currency (“euro area countries”) and the ability of these countries to meet future financial obligations, as well as concerns regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances of individual euro area countries. If a country within the euro area were to default on its debt or withdraw from the euro currency, or—in a more extreme circumstance—the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford’s global business, could be immediate and significant. Such a scenario—or the perception that such a development is imminent—could adversely affect the value of our euro-denominated assets and obligations. In addition, such a development could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on Ford’s and/or Ford Credit’s financial condition and results of operations.

In addition, Ford has operations in various markets with volatile economic or political environments and is pursuing growth opportunities in a number of newly developed and emerging markets. These investments may expose Ford to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of Ford’s manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on Ford’s financial condition and results of operations. Further, the U.S. government and other governments could impose additional sanctions that could restrict Ford and Ford Credit from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

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

Item 1A. Risk Factors (Continued)

Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, production constraints or difficulties, or other factors). A work stoppage or other limitation on production could occur at Ford or supplier facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, or as a result of supplier financial distress or other production constraints or difficulties, or for other reasons. Recent examples of situations that have affected industry production to varying degrees include: supplier financial distress due to reduced production volumes during the economic downturn in 2008-2009; capacity constraints as suppliers that restructured or downsized during the downturn work to satisfy growing industry volumes; short-term constraints on production as consumer preferences shift more fluidly across vehicle segments and features; and the impact on certain suppliers of natural disasters during 2011. As indicated, a work stoppage or other limitations on production at Ford or supplier facilities for any reason (including but not limited to labor disputes, natural or man-made disasters, tight credit markets or other financial distress, or production constraints or difficulties) could have a substantial adverse effect on Ford’s financial condition and results of operations.

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

Substantial pension and postretirement health care and life insurance liabilities impairing liquidity or financial condition. Ford has defined benefit retirement plans in the United States that cover many of its hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford and certain of its subsidiaries sponsor plans to provide other postretirement benefits (“OPEB”) for retired employees (primarily health care and life insurance benefits). These benefit plans impose significant liabilities on Ford that are not fully funded and will require additional cash contributions, which could impair Ford’s liquidity.

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

Item 1A. Risk Factors (Continued)

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

Restriction on use of tax attributes from tax law “ownership change.”  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits (“Tax Attributes”).  At December 31, 2014, Ford had Tax Attributes that would offset more than $15 billion of taxable income.  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. In 2012, Ford renewed for an additional three-year period its tax benefit preservation plan (the “Plan”) to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of Ford’s Board of Directors, beneficial ownership of 4.99% or more of Ford’s outstanding Common Stock could be subject to significant dilution. Ford’s shareholders approved the renewal at Ford’s annual meeting in May 2013.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs. Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where standards may be in tension with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. In addition, the introduction of new and innovative features and technology to Ford’s vehicles could increase the risk of defects or customer dissatisfaction. In 2014, there was an unprecedented increase in both the number of safety recalls by manufacturers in the United States and vehicles involved in those recalls due, in part, to significant public and governmental attention on the recall process at one of Ford’s domestic competitors and the National Highway Traffic Safety Administration’s (“NHTSA”) expanded definition of safety defects. In addition, NHTSA’s enforcement strategy shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. These recall and warranty costs could be exacerbated to the extent they relate to global platforms. Furthermore, launch delays or recall actions also could adversely affect Ford’s reputation or market acceptance of its products as discussed above under “Lower-than-anticipated market acceptance of Ford’s new or existing products.”

Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact), vehicle safety, and energy independence. For example, as discussed under “Item 1. Business - Governmental Standards” in Ford’s 2014 Form 10-K Report, in the United States the CAFE standards for light duty vehicles are 35.5 mpg by the 2016 model year, 45 mpg by the 2021 model year, and 54.5 mpg by the 2025 model year; EPA’s parallel CO2 emission regulations impose similar standards. California’s ZEV rules also mandate steep increases in the sale of electric vehicles and other advanced technology vehicles beginning in the 2018 model year. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments.

Item 1A. Risk Factors (Continued)

In recent years, Ford has made significant changes to its product cycle plan to improve the overall fuel economy of vehicles Ford produces, thereby reducing their GHG emissions. There are limits on Ford’s ability to achieve fuel economy improvements over a given time frame, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. The current fuel economy, CO2, and ZEV standards will be difficult to meet if fuel prices remain relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers. The cost to comply with existing government regulations is substantial, and future, additional regulations or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on Ford’s financial condition and results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales.

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

Item 1A. Risk Factors (Continued)

Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier.  Ford and Ford Credit are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of customers, employees, or others; jeopardize the security of Ford’s or Ford Credit’s facilities; and/or affect the performance of in-vehicle systems. A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. A significant cyber incident could harm Ford’s or Ford Credit’s reputation and subject Ford or Ford Credit to regulatory actions or litigation.

Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities. Under Ford’s Second Amended and Restated Credit Agreement dated as of April 30, 2014 and as further amended (“Ford’s revolving credit facility”), Ford is able to borrow, repay, and then re-borrow up to $12.2 billion. Certain of Ford’s subsidiaries have standby or revolving credit facilities on which they depend for liquidity. If the financial institutions that provide these or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to Ford, which could substantially adversely affect Ford’s liquidity and financial condition. At December 31, 2014, Ford Credit had $21.6 billion of committed asset-backed security (“ABS”) lines and credit facilities available for use for which Ford Credit pays commitment fees. To the extent the financial institutions that provide these commitments were to default on their obligation to fund the commitments, these funds would not be available to Ford Credit.

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

Item 1A. Risk Factors (Continued)

Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. Also, direct on-line or large dealer group financing options provide consumers with alternative finance sources and/or increased pricing transparency. All of these financing alternatives drive greater competition based on financing rates. Competition from such institutions and alternative finance sources could adversely affect Ford Credit’s profitability and the volume of its retail business. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers.

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

Congress also passed the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act (“Act”) in 2010 to reform practices in the financial services industries, including automotive financing and securitizations. The Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and, among other things, gives the Consumer Financial Protection Bureau (“CFPB”) broad rule-making and enforcement authority for a wide range of consumer finance protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. Exercise of these powers by the CFPB may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies in the automotive finance business. For example, in March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes Ford Credit, take steps to monitor and/or impose controls over dealer discretionary pricing. In September 2014, the CFPB issued a proposed rule for the supervision of the largest nonbank automotive finance companies, such as Ford Credit. This is the initial step that is expected to lead to examinations of nonbank automotive finance companies for compliance with consumer finance protection laws as early as 2015.

In addition, the Act provides that a non-bank financial company could be designated a “systemically important financial institution” by the Financial Stability Oversight Council and thus be subject to supervision by the Board of Governors of the Federal Reserve System.  Such a designation would mean that a non-bank finance company such as Ford Credit, in effect, could be regulated like a bank with respect to capital and other requirements, but without the benefits of being a bank—such as the ability to offer Federal Deposit Insurance Corporation (“FDIC”) insured deposits.

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

ITEM 1B. Unresolved Staff Comments.

We have none to report.

ITEM 2. Properties.

We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England, from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2014, our total future rental commitment under leases of real property was $58 million.

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

We also have three specialty centers in North America that focus on specific activities:

•	Customer Service Center - Omaha, Nebraska;

•	Loss Prevention Center - Irving, Texas; and

•	National Recovery Center - Mesa, Arizona.

In Europe, we have a service center in St. Albans, England that services our U.K. customers and one in Manchester, England that services our U.K. dealers. We also have a service center in Cologne, Germany, to service our German dealers and customers. In smaller countries, we provide servicing through our local branches and subsidiaries.

ITEM 3. Legal Proceedings.

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

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2014, with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, or liquidity.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2014 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2014, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2014, and there is no market for our Shares. We paid cash distributions to our parent of $395 million and $445 million in 2014 and 2013, respectively.

ITEM 6. Selected Financial Data.

Not required.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Generation of Revenue, Income, and Cash

The principal factors that influence our earnings are the amount and mix of finance receivables, operating leases, and financing margins. The performance of these receivables and leases over time, mainly through the impact of credit losses and variations in the residual value of leased vehicles, also affects our earnings.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Performance

We review our business performance on a managed basis. Receivables for the North America and International Segments are presented on a managed basis, as it closely approximates the customer’s outstanding balance on the receivables, which is the basis for earning revenue. Our managed receivables include net finance receivables and net investment in operating leases excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). To evaluate our performance we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Compared with 2013

Our net income was $1.7 billion in 2014, compared with $1.5 billion in 2013. The increase reflects favorable tax items recorded during the year. For additional information, see Note 10 of our Notes to the Financial Statements.

On a pre-tax basis we earned $1.9 billion in 2014, compared with $1.8 billion in 2013. The following chart shows the increase in pre-tax profit by causal factor:

2014 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2013

Millions
$98
$1,756
$1,854
$357
$8
$(87)
$(51)
$(129)
2013
2014
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:		
Receivables (Bils.)		
Net (a)	$100	$108
Managed (b)	103	113

(a)	Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit’s balance sheet.
(b)	Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

The improvement of $98 million is more than explained by higher volume, driven by increases in consumer and non-consumer finance receivables globally, as well as an increase in operating leases in North America.

Partial offsets include unfavorable lease residual performance in North America, resulting from lower relative auction values, and lower financing margin. The lower financing margin primarily reflects a one-time reserve in Europe and lower portfolio pricing in North America.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the years ended December 31 are shown below (in millions). For additional information, see Note 18 of our Notes to the Financial Statements.

	2014	2013	2014 Over/(Under) 2013
Income before income taxes
North America Segment	$1,399	$1,438	$(39)
International Segment	461	371	90
Unallocated risk management	(6)	(53)	47
Income before income taxes	$1,854	$1,756	$98

North America Segment

The full year decrease in the North America Segment pre-tax profit is primarily explained by unfavorable lease residual performance, resulting from lower relative auction values, and lower financing margin, reflecting lower portfolio pricing. A partial offset is higher volume, driven by an increase in operating leases and higher consumer finance receivables, both reflecting changes in Ford’s marketing programs, as well as an increase in non-consumer finance receivables, reflecting higher dealer stocks.

International Segment

The full year increase in the International Segment pre-tax profit is primarily explained by higher volume resulting from an increase in consumer finance receivables reflecting growth in sales of new Ford vehicles and higher financing share, as well as an increase in non-consumer finance receivables, reflecting higher dealer stocks. A partial offset is lower financing margin, reflecting the one-time reserve in Europe.

Unallocated Risk Management

The improvement in unallocated risk management primarily reflects favorable performance in market valuation adjustments to derivatives. For additional information, see Notes 7 and 16 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2013 Compared with 2012

On a pre-tax basis we earned $1.8 billion in 2013, compared with $1.7 billion in 2012. The following chart shows the decrease in pre-tax profit by causal factor:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of our operations by business segment and unallocated risk management for the years ended December 31 are shown below (in millions). For additional information, see Note 18 of our Notes to the Financial Statements.

	2013	2012	2013 Over/(Under) 2012
Income before income taxes
North America Segment	$1,438	$1,550	$(112)
International Segment	371	249	122
Unallocated risk management	(53)	(102)	49
Income before income taxes	$1,756	$1,697	$59

North America Segment

The full year decrease in the North America Segment pre-tax profit is primarily explained by lower financing margin reflecting the run-off of higher yielding assets originated in prior years, unfavorable residual performance due to lower auction values in the U.S., and higher credit losses due to lower credit loss reserve reductions. A partial offset is higher volume, primarily driven by an increase in leasing reflecting changes in Ford’s marketing programs, and higher non- consumer finance receivables due to higher dealer stocks.

International Segment

The full year increase in the International Segment pre-tax profit is primarily attributable to Europe, explained by higher financing margin primarily driven by lower borrowing costs, as well as lower residual losses, partially offset by lower credit loss reserve reductions.

Unallocated Risk Management

The improvement in unallocated risk management primarily reflects the nonrecurrence of unfavorable performance in market valuation adjustments to derivatives features included in the Ford Upgrade Exchange Linked (“FUEL”) notes. For additional information, see Notes 7 and 16 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
North America Segment
United States	1,231	1,122	978
Canada	149	140	114
Total North America Segment	1,380	1,262	1,092
International Segment
Europe	460	404	392
Other international	134	96	58
Total International Segment	594	500	450
Total contract placement volume	1,974	1,762	1,542

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

Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe for the years ended December 31:

	2014	2013	2012
United States
Financing share
Retail installment and lease	45%	40%	38%
Wholesale	77	77	78
Europe
Financing share
Retail installment and lease	36%	34%	32%
Wholesale	98	98	98

North America Segment

The increase in total contract placement volume primarily reflects higher financing share of new Ford and Lincoln vehicles, reflecting changes in Ford’s marketing programs.

International Segment

The increase in total contract placement volume primarily reflects growth in sales of new Ford vehicles in Europe and China, and Ford Credit’s re-entry into consumer financing in Mexico in the fourth quarter of 2013. The increase in Europe financing share is explained primarily by changes in Ford’s marketing programs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, at December 31 were as follows (in billions):

	2014	2013
Net Receivables
Finance receivables - North America Segment
Consumer retail financing	$44.1	$40.9
Non-Consumer
Dealer financing (a)	22.5	22.1
Other	1.0	1.0
Total finance receivables - North America Segment (b)	67.6	64.0
Finance receivables - International Segment
Consumer retail financing	$11.8	$10.8
Non-Consumer
Dealer financing (a)	9.3	8.3
Other	0.3	0.4
Total finance receivables - International Segment (b)	21.4	19.5
Unearned interest supplements	(1.8)	(1.5)
Allowance for credit losses	(0.3)	(0.4)
Finance receivables, net	86.9	81.6
Net investment in operating leases (b)	21.5	18.3
Total net receivables	$108.4	$99.9

Managed Receivables
Total net receivables	$108.4	$99.9
Unearned interest supplements and residual support	3.9	3.1
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.1	—
Total managed receivables	$112.8	$103.4
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory. For additional information, see Note 2 of our Notes to the Financial Statements.

(b)
At December 31, 2014 and 2013, includes consumer receivables before allowance for credit losses of $24.4 billion and $27.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.8 billion and $23.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2014 and 2013, includes net investment in operating leases before allowance for credit losses of $9.6 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections below and Note 5 of our Notes to the Financial Statements.

Managed receivables at December 31, 2014 increased from year-end 2013, primarily driven by increases in consumer and non-consumer finance receivables in all geographic segments and operating leases in the North America Segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables and operating leases as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section below.

Most of our charge-offs are related to retail finance and operating lease contracts. Charge-offs are affected by the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail finance and operating lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section below.

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At December 31, 2014 and 2013, we classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in our portfolio as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Metrics

The following charts show (i) annual trends of charge-offs (credit losses, net of recoveries), (ii) loss-to-receivables (“LTR”) ratios (charge-offs divided by average managed receivables), (iii) credit loss reserve, and (iv) our credit loss reserve as a percentage of end-of-period (“EOP”) managed receivables:

HISTORICAL CREDIT LOSS METRICS

(i) Worldwide Charge-offs (Mils.) and (ii) LTR (%)

LTR
Charge-offs
0.47%
0.24%
0.16%
0.18%
0.19%
$415
$201
$136
$176
$209
2010
2011
2012
2013
2014

(iii) Worldwide Credit Loss Reserve (Mils.) and (iv) Reserves as a Pct. of EOP Managed Receivables

Reserves as % of EOP Mgd. Rec.
Reserves
1.02%
0.63%
0.44%
0.37%
0.32%
$854
$534
$408
$380
$359
2010
2011
2012
2013
2014

Our charge-offs were up from 2013, primarily reflecting higher receivables.

The LTR ratio was one basis point higher than 2013, and one of our lowest on record.

The credit loss reserve and the reserve as a percentage of EOP receivables were both lower than a year ago, reflecting the continuation of low charge-offs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Retail Installment and Operating Lease

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 73% of our worldwide consumer portfolio at December 31, 2014.

HISTORICAL U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Average Placement FICO Score

730
738
737
738
741
2010
2011
2012
2013
2014

Over-60-Day Delinquencies (a)

0.15%
0.14%
0.15%
0.15%
0.14%
2010
2011
2012
2013
2014

Memo: New Bankruptcy Filings (000)

2010	2011	2012	2013	2014
42	31	23	17	14

Repossessions (000)

Repo. Ratio
2.41%
1.86%
1.35%
1.18%
1.06%
64
45
32
29
28
2010
2011
2012
2013
2014

Memo: Severity

2010	2011	2012	2013	2014
$6,900	$6,500	$6,900	$7,600	$7,900

Charge-Offs (Mils.) and LTR (%)

LTR
0.68%
0.36%
0.23%
0.26%
0.27%
$280
$144
$100
$127
$146
2010
2011
2012
2013
2014

(a)	Excluding bankruptcies

The upper left box shows the stability of our average placement FICO, reflecting our commitment to maintaining consistent originations practices through all business cycles.

The remaining metrics demonstrate how the portfolio is performing. Over-60-day delinquencies are consistent with prior years and tied for the lowest level in the past decade.

Our repossession ratio of 1.06% is our lowest on record.

Severity of $7,900 in 2014 is up $300 from 2013, primarily reflecting earlier time to repossession as we continue to grow our portfolio.

Charge-offs increased from a year ago primarily reflecting higher receivables, while the LTR ratio was up one basis point.

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

For additional information on our residual risk on operating leases, refer to “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” and Note 3 “Net Investment in Operating Leases.”

North America Retail Operating Lease Experience

The North America Segment accounted for 99% of Ford Credit’s total operating leases at December 31, 2014. The following table shows operating lease placement, termination, and return volumes for this segment for the years ended December 31 (in thousands, except for percentages):

	2014	2013	2012
Placements (a)	408	365	257
Terminations (b)	261	174	126
Returns (c)	193	117	76

Memo:
Return rates	74%	67%	60%
__________

(a)	Placement volume measures the number of leases we purchase in a given period.

(b)	Termination volume measures the number of vehicles for which the lease has ended in a given period.

(c)	Return volume reflects the number of vehicles returned to us by customers at lease end.

In 2014, placement volume was up 43,000 units compared with 2013, primarily reflecting changes in Ford’s marketing programs. Termination volume increased by 87,000 units compared with 2013, reflecting higher lease placements in 2012 relative to prior years. Return volume increased 76,000 units compared with 2013, reflecting higher terminations and higher return rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show annual return volume and auction values at incurred vehicle mix for vehicles returned in the respective periods. In 2014, Ford Credit’s U.S. lease originations represented about 20% of total U.S. retail sales of Ford- and Lincoln-brand vehicles, and the U.S. operating lease portfolio accounted for about 87% of our total net investment in operating leases at December 31, 2014.

HISTORICAL U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
159
39
71
49
86
4
44
38
62
33
17
12
114
71
26
17
189
114
46
29
2010
2011
2012
2013
2014

Memo: Ford and Lincoln U.S. Return Rates

65%	56%	62%	71%	78%

Auction Values (At Incurred Mix)

24-Month
$18,905
$19,740
$19,875
$19,000
$18,765
$15,800
$16,540
$17,535
$17,385
$17,865
36-Month
2010
2011
2012
2013
2014

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$9.1	$10.1	$13.6	$18.3	$21.5

Lease return volume in 2014 was up significantly from 2013, reflecting primarily the higher lease placements in 2012 relative to prior years. Our 2014 lease return rate was 78%, up 7 percentage points compared with 2013, primarily reflecting a higher percent of vehicles with a lease-end purchase price above market value.

In 2014, our auction values were mixed with 24-month auction values lower and 36-month auction values higher. The difference in performance between the terms primarily reflects differences in vehicle line mix and model year refresh timing.

Our worldwide net investment in operating leases was $21.5 billion at the end of 2014, up from $18.3 billion in 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the U.S. Securities and Exchange Commission:

•	DBRS Limited (“DBRS”);

•	Fitch, Inc. (“Fitch”);

•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	Standard & Poor’s Ratings Services, a division of McGraw Hill Financial (“S&P”).

In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity. Rating agencies’ ratings of us are based on information provided by us and other sources. Credit ratings assigned to us from all of the NRSROs are closely associated with their opinions on Ford. Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency.

The following ratings actions have been taken by these NRSROs since September 30, 2014:

•	On October 1, 2014, Fitch affirmed its ratings for Ford Credit, and maintained a positive outlook.

•	On October 29, 2014, DBRS affirmed its ratings for Ford Credit, and maintained a stable outlook.

•	On January 27, 2015, Moody’s affirmed its ratings for Ford Credit, and maintained a stable outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	R-3	Stable	BBB (low)
Fitch	BBB-	F3	Positive	BBB-
Moody’s	Baa3	P-3	Stable	Baa3
S&P (a)	BBB-	A-3	Stable	BBB-
__________

(a)	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford Credit, with a stable outlook.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity

Overview

Our primary funding and liquidity objective is to maintain a strong investment grade balance sheet with adequate liquidity to support our financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions.

Our funding strategy remains focused on diversification, and we plan to continue accessing a variety of markets, channels, and investors.

Our liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet our business and funding requirements. We regularly stress test our balance sheet and liquidity to ensure that we continue to meet our financial obligations through economic cycles.

Funding Sources

Our funding sources include primarily unsecured debt and securitization transactions (including other structured financings). We issue both short-term and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months.

We sponsor a number of securitization programs that can be structured to provide both short-term and long-term funding through institutional investors in the United States and international capital markets. For additional information on our securitization transactions, refer to the “Securitization Transactions” section below.

We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States and other international markets. At December 31, 2014, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $5.6 billion. At December 31, 2014, the principal amount outstanding of our unsecured commercial paper was $1.7 billion, which primarily represents issuance under our commercial paper program in the United States.

We maintain multiple sources of readily available liquidity to fund the payment of our unsecured short-term debt obligations.

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

Over the past three years, we have been increasing our mix of unsecured funding versus securitizations. During 2014, the weighted average spread of the triple-A rated notes offered in our U.S. public retail securitization transactions ranged from 17 to 24 basis points over the relevant benchmark rates and our U.S. institutional unsecured long-term debt transaction spreads ranged from 52 to 115 basis points over the relevant benchmark rates. We expect to continue to increase the mix of unsecured funding to support stronger investment grade ratings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE

Billions

Commercial Paper
Ford Interest Advantage (a)
Term Asset-Backed Securities (b)
Term Debt (incl Bank Borrowings)
Other
Equity
Cash, Cash Equivalents, and Marketable Securities (c)
$92
$8
$5
$37
$39
$4
$10
$11
$103
$5
$5
$43
$45
$5
$11
$11
$113
$2
$6
$43
$55
$5
$11
$9
$123-128
~$3
~$5
$46-48
$59-62
~$7
$12-13
$9-10
Year-End 2012
Year-End 2013
Year-End 2014
Year-End 2015 Fcst.
Securitized Funding as Percentage of Managed Receivables
47%
44%
38%
36-38%

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.
(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(c)	Excludes marketable securities related to insurance activities.

At year-end 2014, managed receivables were $113 billion, and we ended the year with about $9 billion in cash. Securitized funding was 38% of managed receivables, down from 44% at year-end 2013, reflecting a greater mix of unsecured debt.

We are projecting 2015 year-end managed receivables of $123 billion to $128 billion and securitized funding as a percentage of managed receivables in the range of 36% to 38%. We expect this percentage will continue to decline over time.

Public Term Funding Plan

The following table shows our planned issuances for full-year 2015, and our global public term funding issuances in 2014, 2013, and 2012 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2015 Forecast		2014	2013	2012
Unsecured	$12	-15	$13	$11	$9
Securitizations (a)	13	-16	15	14	14
Total	$25	-31	$28	$25	$23
__________

(a)	Includes Rule 144A offerings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In 2014, we completed $28 billion of public term funding in the United States, Canada, Europe, Brazil, Mexico, and China, including about $13 billion of unsecured debt (which includes about $500 million issued under the Ford Credit U.S. Retail Notes program) and $15 billion of securitizations.

In 2014 in the United States, we completed revolving securitization transactions totaling $2.3 billion under the Ford Credit Revolving Extended Variable-utilization program (FordREV). Under this program, the asset-backed security may be supported by a combination of a revolving pool of U.S. retail receivables and cash collateral. Any accumulated cash collateral in the program is available through future sales of receivables, subject to certain eligibility and asset performance criteria.

For 2015, we project full-year public term funding in the range of $25 billion to $31 billion, including $12 billion to $15 billion of unsecured debt and $13 billion to $16 billion of public securitizations. Through February 12, 2015, we have completed $6.3 billion of public term funding in the United States and Europe.

Liquidity Sources

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and committed capacity (which includes our credit facilities and asset-backed lines), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund). Liquidity available for use is defined as gross liquidity less certain adjustments for asset-backed capacity in excess of eligible receivables and cash related to FordREV, which can be accessed through future sales of receivables. While not included in available liquidity, these adjustments represent additional funding sources for future originations.

The following table shows our liquidity programs and utilization at December 31 (in billions):

	2014	2013	2012
Liquidity Sources
Cash (a)	$8.9	$10.8	$10.9
Committed ABS lines (b)	33.7	29.4	24.3
FCAR bank lines	—	3.5	6.3
FCE/Other unsecured credit facilities	1.6	1.6	0.9
Ford revolving credit facility allocation	2.0	—	—
Total liquidity sources	46.2	45.3	42.4

Utilization of Liquidity
Securitization cash (c)	(2.4)	(4.4)	(3.0)
Committed ABS lines	(15.3)	(14.7)	(12.3)
FCAR bank lines	—	(3.3)	(5.8)
FCE/Other unsecured credit facilities	(0.4)	(0.4)	(0.1)
Ford revolving credit facility allocation	—	—	—
Total utilization of liquidity	(18.1)	(22.8)	(21.2)
Gross liquidity	28.1	22.5	21.2
Adjustments (d)	(1.6)	(1.1)	(1.5)
Net liquidity available for use	$26.5	$21.4	$19.7
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Committed asset-backed security (“ABS”) lines are subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At December 31, 2014, we had total liquidity sources of $46.2 billion compared with total liquidity sources of $45.3 billion at December 31, 2013. Our liquidity sources of committed capacity and cash are diversified across a variety of markets and platforms. The utilization of our liquidity totaled $18.1 billion at year-end 2014, compared with $22.8 billion at year-end 2013. The decrease of $4.7 billion reflects lower securitization cash and usage of our unsecured credit facilities.

We ended 2014 with gross liquidity of $28.1 billion. After adjustments totaling $1.6 billion, total liquidity available for use continues to remain strong at $26.5 billion at year-end 2014, $5.1 billion higher than year-end 2013.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2014, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $8.9 billion, compared with $10.8 billion at year-end 2013.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our anticipated and unanticipated short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $2.4 billion and $4.4 billion at December 31, 2014 and 2013, respectively.

Committed Capacity. At December 31, 2014, our committed capacity totaled $37.3 billion, compared with $34.5 billion at December 31, 2013. Our committed capacity is primarily comprised of committed ABS lines from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under Ford’s revolving credit facility (as defined below).

Committed ABS Lines. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $33.7 billion ($19.0 billion of retail financing, $7.2 billion of wholesale financing, and $7.5 billion of operating lease assets) at December 31, 2014, of which $4.9 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $17.3 billion (of which $4.0 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities through 2017. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At December 31, 2014, $15.3 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Unsecured Credit Facilities. At December 31, 2014, we and our majority-owned subsidiaries had $3.6 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s revolving credit facility (as defined below). At December 31, 2014, $3.2 billion was available for use.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FCE has a £760 million (equivalent to $1.2 billion at December 31, 2014) syndicated credit facility (the “FCE Credit Agreement”) that matures in 2017. At December 31, 2014, $873 million was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Lenders under Ford’s Second Amended and Restated Credit Agreement dated as of April 30, 2014 (“Ford’s revolving credit facility”) have commitments totaling $12.2 billion, with about $9 billion maturing on April 30, 2019 and about $3 billion maturing on April 30, 2017. Ford has allocated $2.0 billion of commitments to us under Ford’s revolving credit facility to grow our overall liquidity, supporting growth and expanded funding programs. At December 31, 2014, all $2.0 billion was available for use.

Funding and Liquidity Risks

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory reform efforts on the financial markets.

Despite our diverse sources of funding and liquidity, our ability to maintain liquidity may be affected by the following factors (not necessarily listed in order of importance or probability of occurrence):

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

Stress Tests

We regularly conduct stress testing on our funding and liquidity sources to ensure we can continue to meet our financial obligations and support the sale of Ford vehicles during firm-specific and market-wide stress events. Stress tests are intended to quantify the potential impact of various adverse scenarios on the balance sheet and liquidity. These scenarios include assumptions on access to unsecured and secured debt markets, runoff of short-term funding, and ability to renew expiring liquidity commitments and are measured over various time periods, including 30 days, 90 days, and longer term. We target a sufficient amount and composition of liquidity to withstand such stresses. Our stress test does not assume any additional funding, liquidity, or capital support from Ford. We routinely develop contingency funding plans as part of our liquidity stress testing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Liquidity Profile

We define our balance sheet liquidity profile as the cumulative maturities, including the impact of prepayments, of our finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases, and cash. We ensure our cumulative debt maturities have a longer tenor than our cumulative asset maturities. This positive maturity profile is intended to provide additional liquidity after all assets have been funded and is in addition to our liquidity stress test.

The following chart shows our cumulative maturities for the periods presented at December 31, 2014:

BALANCE SHEET LIQUIDITY PROFILE

Billions
Assets (a)
Debt (b)
$72
$49 (c)
$97
$68
$113
$82
$122
$105
2015
2016
2017
2018 & Beyond

Memo: Unsecured long-term debt maturities (Bils.)

2015	2016	2017	2018 & Beyond
$9.1	$10.4	$11.1	$21.0

(a)
Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Retail and lease ABS are treated as amortizing to match the underlying assets.
(c)	Includes all of the wholesale ABS term and conduit maturities of $9.7 billion that otherwise contractually extend to 2016 and beyond.

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 2 and 9 of our Notes to the Financial Statements. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for our retail installment sale contracts and investment in operating leases. The 2015 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise shown in Note 2 as extending beyond 2015. The chart above also reflects the following adjustments to debt maturities in Note 9 to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2015 maturities include all of the wholesale securitization transactions, even if the maturities extend beyond 2015; and

•	Retail securitization transactions under certain committed liquidity programs are assumed to amortize immediately rather than amortizing after the expiration of the commitment period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Securitization Transactions

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions. We completed our first securitization transaction in 1988, and participate in a number of securitization markets including the United States, Canada, several European countries, Mexico, and China.

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

Use of Special Purpose Entities

In a securitization transaction, the securitized assets are generally held by a bankruptcy-remote special purpose entity (“SPE”) in order to isolate the securitized assets from the claims of our creditors and ensure that the cash flows on the securitized assets are available for the benefit of securitization investors. Payments to securitization investors are made from cash flows on the securitized assets and any enhancements in the SPE, and not by Ford Credit and are not based on our creditworthiness. Senior asset-backed securities issued by the SPEs generally receive the highest credit ratings from the rating agencies that rate them.

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

We retain interests in our securitization transactions, including subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors, and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. We retain credit risk in securitization transactions because our retained interests include the most subordinated interests in the securitized assets and are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors. Based on past experience, we expect that any losses in the pool of securitized assets would likely be limited to our retained interests. Our retention of credit risk may be legally required in certain jurisdictions.

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

We generally have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. However, as the seller and servicer of the securitized assets, we are obligated to provide certain kinds of support to our securitization transactions, which are customary in the securitization industry. These obligations include indemnifications, repurchase obligations on assets that do not meet representations or warranties on eligibility criteria or that have been materially modified, the mandatory sale of additional assets in some revolving transactions, and, in some cases, servicer advances of certain amounts. Securitization investors have no recourse to us or our other assets and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short-term or long-term debt. We do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risks to Continued Funding under Securitization Programs

The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:

•
Retail Syndicated Facility. In October 2013, we established a two-year syndicated liquidity facility requiring the committed lenders to purchase rated, floating-rate asset-backed securities backed by retail installment sale contracts originated in the United States. If the over-collateralization and segregated cash reserve fund balance for any outstanding asset-backed security under this facility decreases below a specified level, each committed lender has the option to terminate its individual commitment.

•
Retail Revolving Program. Asset-backed securities under the FordREV program may be supported by a combination of a revolving pool of U.S. retail receivables and cash collateral. Cash generated by the receivables during the revolving period in excess of what is needed to pay certain expenses of the trust and interest on the notes may be used to purchase additional receivables provided that certain tests are met after the purchase. The revolving period ends upon the occurrence of certain events that include if credit losses or delinquencies on the pool of assets supporting the securities exceed specified levels, if certain segregated account balances are below their required levels, and if interest is not paid on the securities.

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

•
Accounting and regulatory changes - Such changes may result in increased cost, temporary or prolonged disruption, termination of one or more of our present programs which may or may not be able to be restructured or replaced, or inability to access securitization markets.

•	Federal financial regulatory reform - May result in additional examination and supervision of nonbank automotive finance companies and increased costs for one or more of our present programs.

•	Credit ratings - Credit ratings assigned to us may impact investors’ acceptance of our asset-backed securities.

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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2014			2013
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt
Finance Receivables
North America Segment
Retail financing	$1.3	$19.6	$18.6	$1.5	$21.8	$20.0
Wholesale financing	0.2	18.3	12.0	1.8	18.9	13.1
Total North America Segment	1.5	37.9	30.6	3.3	40.7	33.1
International Segment
Retail financing	0.4	4.8	3.9	0.6	5.9	4.7
Wholesale financing	0.1	3.5	2.2	0.1	5.0	2.5
Total International Segment	0.5	8.3	6.1	0.7	10.9	7.2
Total finance receivables	2.0	46.2	36.7	4.0	51.6	40.3
Net investment in operating leases	0.4	9.6	6.6	0.4	8.1	5.6
Total on-balance sheet arrangements	$2.4	$55.8	$43.3	$4.4	$59.7	$45.9
__________

(a)	Before allowances for credit losses. Unearned interest supplements and residual support are excluded from securitization transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage at December 31 (in billions, except for ratios):

	2014	2013	2012
Total debt (a)	$105.0	$98.7	$89.3
Equity	11.4	10.6	9.7
Financial statement leverage (to 1)	9.2	9.3	9.2
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of our managed leverage at December 31 (in billions, except for ratios):

	2014	2013	2012
Total debt (a)	$105.0	$98.7	$89.3
Adjustments for cash, cash equivalents, and marketable securities (b)	(8.9)	(10.8)	(10.9)
Adjustments for derivative accounting (c)	(0.4)	(0.2)	(0.8)
Total adjusted debt	$95.7	$87.7	$77.6

Equity	$11.4	$10.6	$9.7
Adjustments for derivative accounting (c)	(0.4)	(0.3)	(0.3)
Total adjusted equity	$11.0	$10.3	$9.4
Managed leverage (to 1) (d)	8.7	8.5	8.3
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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2014, our managed leverage was 8.7:1, compared with 8.5:1 at December 31, 2013. In 2015, we expect managed leverage to continue in the range of 8:1 to 9:1. In 2014, we paid $395 million in distributions to our parent, Ford Holdings LLC. For information on our planned distributions, refer to the “Outlook” section below. For information regarding income taxes paid to Ford or our deferred tax assets and liabilities, see Notes 8 and 10 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2014 are shown below (in millions):

	Payments Due by Period
	2015	2016 - 2017	2018 - 2019	2020 and Thereafter	Total
Long-term debt (a)	$25,824	$42,278	$15,433	$9,974	$93,509
Interest payments relating to long-term debt (b)	2,326	2,924	1,466	990	7,706
Operating lease	17	27	8	7	59
Purchase obligations	12	19	5	—	36
Total	$28,179	$45,248	$16,912	$10,971	$101,310
__________

(a)	Excludes fair value adjustments of $428 million and unamortized debt discounts of $51 million.

(b)	Excludes amortization of debt discounts/premiums.

Liabilities recognized for unrecognized tax benefits of $111 million are excluded from the table above. Due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on income taxes, see Note 10 of our Notes to the Financial Statements.

For additional information on our long-term debt and operating lease obligations, see Notes 9 and 20, respectively, of our Notes to the Financial Statements.

Critical Accounting Estimates

We consider an accounting estimate to be critical if 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made; and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

The accounting estimates that are most important to our business involve:

•	Allowance for credit losses; and

•	Accumulated depreciation on vehicles subject to operating leases.

Management has discussed the development and selection of these critical accounting estimates with Ford’s and our audit committees, and these audit committees have reviewed these estimates and disclosures.

Allowance for Credit Losses

The allowance for credit losses represents our estimate of the probable credit loss inherent in finance receivables and operating leases as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. For additional information regarding our allowance for credit losses, see Note 4 of our Notes to the Financial Statements.

Nature of Estimates Required. We estimate the probable credit losses inherent in finance receivables and operating leases based on several factors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consumer Segment. We estimate the allowance for credit losses on consumer receivables and on operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding observable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

Assumptions Used. Our allowance for credit losses is based on our assumption regarding:

•	Frequency. The number of finance receivables and operating lease contracts that are expected to default over the loss emergence period, measured as repossessions; and

•
Loss severity. The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period finance receivables or average end-of-period operating leases, excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each product and multiplied by the end-of-period balances for that given product.

Our largest markets also use a loss projection model to estimate losses inherent in the portfolio. The loss projection model applies recent monthly performance metrics, stratified by contract type (retail or lease), contract term (e.g., 60-month), and risk rating to our active portfolio to estimate the losses that have been incurred.

The loss emergence period (“LEP”) is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

For accounts greater than 120 days past due, the uncollectible portion is charged off, such that the remaining recorded investment is equal to the estimated fair value of the collateral less costs to sell.

Specific Allowance for Impaired Receivables. Consumer receivables involved in Troubled Debt Restructurings are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan’s original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford- and Lincoln-brand retail financing and operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
Assumption	Percentage Point Change	December 31, 2014 Allowance for Credit Losses	2015 Expense
Repossession ratios (a)	+/- 0.1 pt.	$33 / $(33)	$33 / $(33)
Loss severity	+/- 1.0	$3 / $(3)	$3 / $(3)
__________

(a)	Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.

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

Assumptions Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions regarding:

•Auction value. Our projection of the market value of the vehicles when sold at the end of the lease; and
•Return volumes. Our projection of the number of vehicles that will be returned at lease end.

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford- and Lincoln-brand operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
Assumption	Percentage Change	December 31, 2014 Accumulated Depreciation on Vehicles Subject to Operating Leases	2015 Expense
Future auction values	+/- 1.0	$(85) / $85	$(27) / $27
Return volumes	+/- 1.0	$8 / $(8)	$4 / $(4)

The impact of the increased accumulated supplemental depreciation in 2014 would be charged to expense in the 2015 - 2018 periods. Adjustments to the amount of accumulated depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

For 2015, we expect full year pre-tax profit to be equal to or higher than 2014 and managed leverage to continue in the range of 8:1 to 9:1. We expect year-end managed receivables of $123 billion to $128 billion and distributions to our parent of about $250 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors;

•	Decline in Ford’s market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of Ford’s new or existing products;

•	Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States;

•	An increase in or continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects resulting from economic, geopolitical, or other events;

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

•	Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;

•	Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles; and

•	New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Overview

We are exposed to a variety of risks in the normal course of our business. Our financial condition depends on the extent to which we effectively identify, assess, monitor, and manage these risks. The principal types of risk to our business include:

•	Market risk - the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;

•	Counterparty risk - the possibility that a counterparty may default on a derivative contract or investment;

•	Credit risk - the possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk - the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;

•	Liquidity risk - the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

•
Operating risk - the possibility of errors relating to transaction processing and systems, actions that could result in compliance deficiencies with regulatory standards or contractual obligations, and the possibility of fraud by our employees or outside persons.

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

The Ford Treasurer’s Office is responsible for the execution of our market risk management strategies. These strategies are governed by written policies and procedures. Separation of duties is maintained between the strategy and approval of derivatives trades, the execution of derivatives trades, and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that these controls are effective. In addition, the ALCO, GRMC, Ford’s Audit Committee, and Ford Credit’s Board of Directors review our market risk exposures and use of derivatives to manage these exposures.

Interest Rate Risk

Nature of Exposure. Generally, our assets and the related debt have different re-pricing periods, and consequently, respond differently to changes in interest rates.

Our assets consist primarily of fixed-rate retail installment sale and operating lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and operating lease contracts generally require customers to make equal monthly payments over the life of the contract. Wholesale receivables are originated to finance new and used vehicles held in dealers’ inventory and generally require dealers to pay a floating rate.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Debt consists primarily of short-term and long-term unsecured debt and securitization. In the case of unsecured term debt, to support our positive maturity profile, we may borrow at terms longer than the terms of our assets, in most instances with maturities up to ten years. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

Risk Management. Our interest rate risk management objective is to reduce volatility in our cash flows and volatility in our economic value from changes in interest rates based on an established risk tolerance that may vary by market. We use economic value sensitivity analysis and re-pricing gap analysis to evaluate potential long-term effects of changes in interest rates. We then enter into interest rate swaps to convert portions of our floating-rate debt to fixed or our fixed-rate debt to floating to ensure that our exposure falls within the established tolerances. We also use pre-tax cash flow sensitivity analysis to monitor the level of near-term cash flow exposure. The pre-tax cash flow sensitivity analysis measures the changes in expected cash flows associated with our interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month horizon. The ALCO reviews the re-pricing mismatch and exposure every month and approves interest rate swaps required to maintain exposure within approved thresholds prior to execution.

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

Under these interest rate scenarios, we expect more debt and liabilities than assets to re-price in the next twelve months. Other things being equal, this means that during a period of rising interest rates, the interest earned on our assets will increase less than the interest paid on our debt, thereby initially decreasing our pre-tax cash flow. During a period of falling interest rates, we would expect our pre-tax cash flow to initially increase. Our pre-tax cash flow sensitivity to interest rate movement is highlighted in the table below.

Our pre-tax cash flow sensitivity at December 31 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous increase in interest rates)	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous decrease in interest rates) (a)
December 31, 2014	$(46)	$46
December 31, 2013	63	(63)
___________

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk

Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, Euros, Pound Sterling, and Renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2014 is insignificant. For additional information on our derivatives, see Note 7 of our Notes to the Financial Statements.

Derivative Notional Values. The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2014	2013
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$15	$17
Pay-floating, receive-fixed, excluding securitization swaps	36	30
Securitization swaps	29	42
Total interest rate derivatives	80	89

Other derivatives
Cross-currency swaps	2	3
Foreign currency forwards	2	2
Total notional value	$84	$94

Derivative Fair Values. Net fair value of Ford Credit’s derivative financial instruments at December 31, 2014 was an asset of $692 million, compared to an asset of $79 million at December 31, 2013. For additional information regarding our derivatives, see Note 7 of our Notes to the Financial Statements.

Counterparty Risk

Counterparty risk relates to the loss we could incur if an obligor or counterparty defaulted on an investment or a derivative contract. We enter into master agreements with counterparties that allow netting of certain exposures in order to manage this risk. Exposures primarily relate to investments in fixed income instruments and derivative contracts used for managing interest rate and foreign currency exchange rate risk. We, together with Ford, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.

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

Substantially all of our counterparty exposures are with counterparties that have an investment grade rating. Investment grade is our guideline for counterparty minimum long-term ratings. For additional information on our derivatives, see Note 7 of our Notes to the Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, the accompanying Notes, and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, “Exhibits and Financial Statement Schedules” and are set forth beginning on page FC-1 immediately following the signature pages of this Report.

Selected quarterly financial data (unaudited) for us and our consolidated subsidiaries for 2014 and 2013 are disclosed in Note 19 of our Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Not required.

ITEM 11. Executive Compensation.

Not required.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Not required.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2014	2013
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company’s internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$11.1	$11.1
Audit-related fees - for support of funding transactions, attestation services, assistance with interpretation of accounting standards, and services related to divestitures	1.8	1.7
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to divestitures	0.7	0.7
All other fees - for research analysis regarding new markets and strategies	1.3	0.1
Total fees	$14.9	$13.6

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

PART IV

ITEM 15. Exhibits and Financial Statements Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statement for the Years Ended December 31, 2014, 2013, and 2012

•Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012

•Consolidated Balance Sheet at December 31, 2014 and 2013

•Consolidated Statement of Shareholder’s Interest for the Years Ended December 31, 2014, 2013, and 2012

•Consolidated Statement of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012

•Notes to the Financial Statements

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page FC-1 immediately following the signature pages of this Report.

(a) 2. Consolidated Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-A	Copy of Relationship Agreement dated as of April 30, 2014 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Designation	Description	Method of Filing

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2014.	Incorporated herein by reference to Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2014. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	February 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

BERNARD B. SILVERSTONE*	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 13, 2015
Bernard B. Silverstone

N. JOY FALOTICO*	Director and Executive Vice President, Marketing, Sales, Americas, and Strategic Planning	February 13, 2015
N. Joy Falotico

TODD S. MURPHY*	Director and Executive Vice President, Operations and International	February 13, 2015
Todd S. Murphy

STUART J. ROWLEY*	Director and Audit Committee Member	February 13, 2015
Stuart J. Rowley

NEIL M. SCHLOSS*	Director and Audit Committee Member	February 13, 2015
Neil M. Schloss

THOMAS C. SCHNEIDER*	Director and Executive Vice President, Chief Risk Officer	February 13, 2015
Thomas C. Schneider

MICHAEL L. SENESKI*	Director, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 13, 2015
Michael L. Seneski

ROBERT L. SHANKS*	Director and Chair of the Audit Committee	February 13, 2015
Robert L. Shanks

* By /s/ DAVID J. WITTEN	Attorney-in-Fact	February 13, 2015
David J. Witten

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholder’s interest and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 13, 2015

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Financing revenue
Operating leases	$4,129	$3,409	$2,689
Retail financing	2,776	2,785	2,980
Dealer financing	1,620	1,519	1,423
Other	81	92	97
Total financing revenue	8,606	7,805	7,189
Depreciation on vehicles subject to operating leases	(3,088)	(2,397)	(1,775)
Interest expense	(2,656)	(2,730)	(3,027)
Net financing margin	2,862	2,678	2,387
Other revenue
Insurance premiums earned (Note 12)	125	119	105
Other income, net (Note 13)	265	258	286
Total financing margin and other revenue	3,252	3,055	2,778
Expenses
Operating expenses	1,094	1,090	1,004
Provision for credit losses (Note 4)	197	146	7
Insurance expenses (Note 12)	107	63	70
Total expenses	1,398	1,299	1,081
Income before income taxes	1,854	1,756	1,697
Provision for income taxes (Note 10)	149	277	483
Net income	$1,705	$1,479	$1,214

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2014	2013	2012

Net income	$1,705	$1,479	$1,214
Other comprehensive income/(loss), net of tax (Note 11)
Foreign currency translation	(547)	(86)	143
Total other comprehensive income/(loss), net of tax	(547)	(86)	143
Comprehensive income	$1,158	$1,393	$1,357

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$6,179	$9,424
Marketable securities	3,258	1,943
Finance receivables, net (Note 2)	86,915	81,636
Net investment in operating leases (Note 3)	21,518	18,277
Notes and accounts receivable from affiliated companies (Note 17)	778	1,077
Derivative financial instruments (Note 7)	859	585
Other assets (Note 8)	2,601	2,666
Total assets	$122,108	$115,608

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,148	$1,445
Affiliated companies (Note 17)	330	211
Total accounts payable	1,478	1,656
Debt (Note 9)	105,037	98,693
Deferred income taxes	1,849	1,627
Derivative financial instruments (Note 7)	167	506
Other liabilities and deferred income (Note 8)	2,210	2,522
Total liabilities	110,741	105,004

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,217
Accumulated other comprehensive income (Note 11)	160	717
Retained earnings	5,980	4,670
Total shareholder’s interest	11,367	10,604
Total liabilities and shareholder’s interest	$122,108	$115,608

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2,094	$4,198
Finance receivables, net	39,522	45,796
Net investment in operating leases	9,631	8,116
Derivative financial instruments	27	5

LIABILITIES
Debt	$37,156	$40,728
Derivative financial instruments	22	88

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest	Accumulated Other Comprehensive Income (Note 11)	Retained Earnings	Total
Year Ended December 31, 2011	$5,274	$600	$3,022	$8,896
Net income	—	—	1,214	1,214
Other comprehensive income/(loss), net of tax	—	143	—	143
Distributions to parent	—	—	(600)	(600)
Year Ended December 31, 2012	$5,274	$743	$3,636	$9,653
Net income	—	—	1,479	1,479
Other changes to shareholder’s interest	3	—	—	3
Other comprehensive income/(loss), net of tax	(60)	(26)	—	(86)
Distributions to parent	—	—	(445)	(445)
Year Ended December 31, 2013	$5,217	$717	$4,670	$10,604
Net income	—	—	1,705	1,705
Other comprehensive income/(loss), net of tax	10	(557)	—	(547)
Distributions to parent	—	—	(395)	(395)
Year Ended December 31, 2014	$5,227	$160	$5,980	$11,367

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$1,705	$1,479	$1,214
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	197	146	7
Depreciation and amortization	3,955	3,198	2,592
Amortization of upfront interest supplements	(1,021)	(993)	(1,045)
Net change in deferred income taxes	230	(22)	497
Net change in other assets	106	(814)	(327)
Net change in other liabilities	(294)	827	(500)
All other operating activities	(63)	(283)	(397)
Net cash provided by/(used in) operating activities	4,815	3,538	2,041
Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(35,818)	(32,296)	(27,613)
Collections of finance receivables (excluding wholesale and other)	30,341	29,155	27,210
Purchases of operating lease vehicles	(12,694)	(11,640)	(8,546)
Liquidations of operating lease vehicles	6,152	4,428	3,440
Net change in wholesale receivables and other	(2,189)	(3,219)	(1,449)
Net change in notes receivable from affiliated companies	29	302	132
Purchases of marketable securities	(13,598)	(30,317)	(22,035)
Proceeds from sales and maturities of marketable securities	12,236	30,448	23,748
Settlements of derivatives	34	65	52
All other investing activities	4	(22)	(41)
Net cash provided by/(used in) investing activities	(15,503)	(13,096)	(5,102)
Cash flows from financing activities
Proceeds from issuances of long-term debt	39,858	38,293	30,883
Principal payments on long-term debt	(27,801)	(25,642)	(28,204)
Change in short-term debt, net	(3,757)	(2,401)	1,259
Cash distributions to parent	(395)	(445)	(600)
All other financing activities	(109)	(29)	128
Net cash provided by/(used in) financing activities	7,796	9,776	3,466
Effect of exchange rate changes on cash and cash equivalents	(353)	17	71

Net increase/(decrease) in cash and cash equivalents	$(3,245)	$235	$476

Cash and cash equivalents at January 1	$9,424	$9,189	$8,713
Net increase/(decrease) in cash and cash equivalents	(3,245)	235	476
Cash and cash equivalents at December 31	$6,179	$9,424	$9,189

Supplementary cash flow information for continuing operations
Interest paid	$2,652	$2,623	$3,243
Income taxes paid	314	206	150

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

We reclassified certain prior period amounts in our consolidated financial statements to conform to current year presentation.

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

Certain subsidiaries are subject to regulatory capital requirements requiring maintenance of certain minimum capital levels that limit the ability of those subsidiaries to pay dividends.

Accounting Policies

For each accounting topic that is addressed in its own footnote, the description of the accompanying accounting policy may be found in the related footnote. The remaining accounting policies are described below.

Non-Controlling Interests in Subsidiaries. Our shareholder’s interest, net income, and accumulated other comprehensive income will be reflected as attributable to either Ford Credit or our non-controlling interests in subsidiaries (if our non-controlling interests in subsidiaries are more than de minimis). At December 31, 2014, 2013, and 2012, our non-controlling interests in subsidiaries were de minimis.

Foreign Currency Translation. We remeasure monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process, and the results of our foreign currency hedging activities are reported in Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars using end-of-period exchange rates. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in Accumulated other comprehensive income. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the amount of accumulated foreign currency translation related to the entity is reclassified to Net income and recognized as part of the gain or loss on the investment.

Adoption of New Accounting Standards
Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. On January 1, 2014, we adopted the new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset when a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard is consistent with our prior practice, thus the adoption did not impact our financial statements.

Foreign Currency Matters - Parent’s Accounting for Cumulative Translation Adjustment. On January 1, 2014, we adopted the new accounting standard that clarifies the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is consistent with our prior practice, thus the adoption did not impact our financial statements.

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. On January 1, 2014, we adopted the new accounting standard that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The adoption of this accounting standard did not impact our financial statements or financial statement disclosures.

Accounting Standards Issued But Not Yet Adopted

Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. In November 2014, the FASB issued a new accounting standard that requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument issued in the form of a share, including any embedded derivative features being evaluated for bifurcation. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

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

Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. In August 2014, the FASB issued a new accounting standard that provides an entity the option to elect to measure the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”) at a value that is reflective of its economic interest in the CFE. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued a new accounting standard that requires performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. The new accounting standard is effective as of January 1, 2016 and we do not expect it to have an impact on our financial statements or financial statement disclosures.

Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures. In June 2014, the FASB issued a new accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new standard also requires additional disclosures for certain transfers of financial assets with agreements that both entitle and obligate the transferor to repurchase the transferred assets from the transferee. The new accounting standard is effective as of January 1, 2015 and we do not expect it to have an impact on our financial statements or financial statement disclosures.

Revenue - Revenue from Contracts with Customers.  In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes virtually all present U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards as well as additional disclosures. The new accounting standard is effective as of January 1, 2017 and we are assessing the potential impact to our financial statements and financial statement disclosures.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES

We segment our finance receivables into “consumer” and “non-consumer” receivables. The receivables are generally secured by the vehicles, inventory, or other property being financed.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows for the years ended December 31 (in millions):

	2014	2013
Consumer
Retail financing, gross (a)	$55,856	$51,699
Less: Unearned interest supplements (b)	(1,760)	(1,502)
Consumer finance receivables	54,096	50,197

Non-Consumer
Dealer financing (a)(c)	31,875	30,371
Other financing	1,265	1,425
Non-Consumer finance receivables	33,140	31,796

Total recorded investment (d)	$87,236	$81,993

Recorded investment in finance receivables (d)	$87,236	$81,993
Less: Allowance for credit losses (e)	(321)	(357)
Finance receivables, net (f)	$86,915	$81,636

Net finance receivables subject to fair value (g)	$85,242	$79,969
Fair Value	86,715	81,658
__________

(a)
At December 31, 2014 and 2013, includes consumer receivables of $24.4 billion and $27.7 billion, respectively, and non-consumer receivables of $21.8 billion and $23.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

(b)
Ford-sponsored special financing programs attributable to retail financing. See Note 17 for additional information related to interest supplements and other support costs earned from affiliated companies.

(c)
At December 31, 2014 and 2013, includes $535 million and $466 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(d)	At December 31, 2014 and 2013, excludes $192 million and $196 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

(e)	See Note 4 for additional information related to our allowance for credit losses.

(f)	At December 31, 2014 and 2013, Finance receivables, net include net investment in direct financing leases of $1.7 billion and $1.7 billion, respectively.

(g)
At December 31, 2014 and 2013, excludes $1.7 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Contractual maturities of total finance receivables outstanding at December 31, 2014, reflect contractual repayments due from customers or borrowers and were as follows (in millions):

	2015	2016	2017	Thereafter	Total
Consumer
Retail financing, gross (a)	$16,080	$14,821	$11,694	$13,261	$55,856
Non-Consumer
Dealer financing	29,056	1,580	189	1,050	31,875
Other financing	1,255	9	1	—	1,265
Total finance receivables	$46,391	$16,410	$11,884	$14,311	$88,996
__________

(a)	Contractual maturities of retail financing, gross include $154 million of estimated unguaranteed residual values related to direct financing leases.

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
At December 31, 2014, finance receivables included $1.4 billion owed by the three customers with the largest receivables balances. These balances are included in non-consumer receivables.
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $17 million and $14 million at December 31, 2014 and 2013, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $3 million and $21 million at December 31, 2014 and 2013, respectively.

The aging analysis of finance receivables balances at December 31, was as follows (in millions):

	2014	2013
Consumer
31-60 days past due	$718	$754
61-90 days past due	97	105
91-120 days past due	29	27
Greater than 120 days past due	52	63
Total past due	896	949
Current	53,200	49,248
Consumer finance receivables	54,096	50,197

Non-Consumer
Total past due	117	89
Current	33,023	31,707
Non-Consumer finance receivables	33,140	31,796

Total recorded investment	$87,236	$81,993

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

Subsequent to origination, we review the credit quality of retail financing based on customer payment activity. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies, which allows us to focus collection activity on higher-risk accounts. These models are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Credit quality ratings for consumer receivables are based on our aging analysis. Refer to the aging table above. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral

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

We generally suspend credit lines and extend no further funding to dealers classified in Group IV.

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

The credit quality analysis of our dealer financing receivables at December 31 was as follows (in millions):

	2014	2013
Dealer financing
Group I	$23,641	$23,874
Group II	6,360	5,381
Group III	1,787	1,073
Group IV	87	43
Total recorded investment	$31,875	$30,371

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2014 and 2013 was $415 million, or 0.8% of consumer receivables, and $435 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2014 and 2013 was $110 million, or 0.3% of non-consumer receivables, and $71 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

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

Revenue from rental payments received on operating leases is recognized on a straight-line basis over the term of the lease. The accrual of revenue on operating leases is discontinued at the time an account is determined to be uncollectible.

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract.

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

Net investment in operating leases were as follows (in millions):

	December 31, 2014	December 31, 2013
Vehicles, at cost, including acquisition costs	$24,952	$21,092
Less: Accumulated depreciation	(3,396)	(2,792)
Net investment in operating leases before allowance for credit losses (a)	21,556	18,300
Less: Allowance for credit losses	(38)	(23)
Net investment in operating leases	$21,518	$18,277
__________

(a)
At December 31, 2014 and 2013, includes net investment in operating leases of $9.6 billion and $8.1 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

The amounts contractually due for minimum rentals on operating leases at December 31, 2014 were as follows (in millions):

	2015	2016	2017	2018	2019
Minimum rentals on operating leases	$2,174	$2,186	$1,348	$188	$4

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents our estimate of the probable credit loss inherent in finance receivables and operating leases as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses may vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. The majority of credit losses are attributable to consumer receivables.

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

In the event we repossess the collateral, the receivable is charged off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Recoveries on finance receivables and operating leases previously charged off as uncollectible are credited to the allowance for credit losses.

Consumer Segment and Operating Leases

We estimate the allowance for credit losses on consumer receivables and on operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding observable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency – number of finance receivables and operating lease contracts that are expected to default over the loss emergence period, measured as repossessions

•
Loss severity – expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to-receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period finance receivables or average end-of-period operating leases, excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each product and multiplied by the end-of-period balances for that given product.

Our largest markets also use a loss projection model to estimate losses inherent in the portfolio. The loss projection model applies recent monthly performance metrics, stratified by contract type (retail or lease), contract term (e.g., 60-month), and risk rating to our active portfolio to estimate the losses that have been incurred.

The loss emergence period (“LEP”) is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

For accounts greater than 120 days past due, the uncollectible portion is charged off, such that the remaining recorded investment is equal to the estimated fair value of the collateral less costs to sell.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the years ended December 31 (in millions) was as follows:

	2014
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$327	$30	$357	$23	$380
Charge-offs	(294)	(6)	(300)	(111)	(411)
Recoveries	131	9	140	62	202
Provision for credit losses	150	(17)	133	64	197
Other (a)	(9)	—	(9)	—	(9)
Ending balance	$305	$16	$321	$38	$359

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$282	$16	$298	$38	$336
Specific impairment allowance	23	—	23	—	23
Ending balance	305	16	321	38	$359

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	53,681	33,030	86,711	21,556
Specifically evaluated for impairment	415	110	525	—
Recorded investment	54,096	33,140	87,236	21,556

Ending balance, net of allowance for credit losses	$53,791	$33,124	$86,915	$21,518
__________

(a)	Primarily represents amounts related to translation adjustments.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

	2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$356	$29	$385	$23	$408
Charge-offs	(290)	(15)	(305)	(68)	(373)
Recoveries	145	5	150	47	197
Provision for credit losses	112	12	124	22	146
Other (a)	4	(1)	3	(1)	2
Ending balance	$327	$30	$357	$23	$380

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$304	$28	$332	$23	$355
Specific impairment allowance	23	2	25	—	25
Ending balance	327	30	357	23	$380

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	49,762	31,725	81,487	18,300
Specifically evaluated for impairment	435	71	506	—
Recorded investment	50,197	31,796	81,993	18,300

Ending balance, net of allowance for credit losses	$49,870	$31,766	$81,636	$18,277
__________

(a)	Primarily represents amounts related to translation adjustments.

NOTE 5. TRANSFERS OF RECEIVABLES

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions in capital markets including the United States, Canada, several European countries, Mexico, and China.

We use special purpose entities (“SPEs”) that are considered VIEs for most of our on-balance sheet securitizations. The SPEs are established for the sole purpose of financing the securitized financial assets. The SPEs are generally financed through the issuance of notes or commercial paper into the public or private markets or directly with conduits. We may purchase subordinated notes of the VIEs in addition to the investment we make as residual interest holder of the transaction.

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

Held for Sale

Finance receivables originated during the quarter for which we determine that it is not probable we will hold for the following twelve months are classified as HFS and carried at the lower of cost or fair value. Cash flows resulting from the purchase of these receivables are recorded as an operating activity. The valuation adjustment, if applicable, is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Once specifically identified receivables that were originally classified as HFS are sold, the receivables are removed from the balance sheet and the fair value adjustment is incorporated into the book value of receivables for purposes of determining the gain or loss on sale. Cash flows resulting from the sale of receivables that were originally classified as HFS are recorded as an operating activity. As a result of our accounting for any retained interests related to sold receivables as available-for-sale securities, there will be a net operating cash outflow impact for these receivables since the cash flows related to the retained interests will be classified as investing cash inflows. At December 31, 2014 and 2013, there were no finance receivables classified as HFS.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	December 31, 2014
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.4	$18.8	$0.1	$18.7	$17.3
Wholesale financing	0.3	20.8	—	20.8	13.3
Finance receivables	1.7	39.6	0.1	39.5	30.6
Net investment in operating leases	0.4	9.6	—	9.6	6.6
Total VIE	$2.1	$49.2	$0.1	$49.1	$37.2

Non-VIE
Retail financing	$0.3	$5.6	$—	$5.6	$5.2
Wholesale financing	—	1.0	—	1.0	0.9
Finance receivables	0.3	6.6	—	6.6	6.1
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.6	$—	$6.6	$6.1

Total securitization transactions
Retail financing	$1.7	$24.4	$0.1	$24.3	$22.5
Wholesale financing	0.3	21.8	—	21.8	14.2
Finance receivables	2.0	46.2	0.1	46.1	36.7
Net investment in operating leases	0.4	9.6	—	9.6	6.6
Total securitization transactions	$2.4	$55.8	$0.1	$55.7	$43.3
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2013
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.9	$23.1	$0.2	$22.9	$20.3
Wholesale financing	1.9	22.9	—	22.9	14.8
Finance receivables	3.8	46.0	0.2	45.8	35.1
Net investment in operating leases	0.4	8.1	—	8.1	5.6
Total VIE	$4.2	$54.1	$0.2	$53.9	$40.7

Non-VIE
Retail financing	$0.2	$4.6	$—	$4.6	$4.4
Wholesale financing	—	1.0	—	1.0	0.8
Finance receivables	0.2	5.6	—	5.6	5.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$5.6	$—	$5.6	$5.2

Total securitization transactions
Retail financing	$2.1	$27.7	$0.2	$27.5	$24.7
Wholesale financing	1.9	23.9	—	23.9	15.6
Finance receivables	4.0	51.6	0.2	51.4	40.3
Net investment in operating leases	0.4	8.1	—	8.1	5.6
Total securitization transactions	$4.4	$59.7	$0.2	$59.5	$45.9
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2014	2013	2012
VIE	$504	$563	$760
Non-VIE	91	77	94
Total securitization transactions	$595	$640	$854

Certain of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency. In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate its interest rate risk resulting from derivatives with our securitization entities. These related derivatives are not the obligations of our securitization entities. See Note 7 for additional information regarding the accounting for derivatives. Our exposures based on the fair value of derivative instruments with external counterparties related to securitization programs were as follows (in millions):

	December 31, 2014		December 31, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$27	$22	$5	$88
Derivatives related to the VIEs	16	7	23	30
Other securitization related derivatives	5	1	5	7
Total exposures related to securitization	$48	$30	$33	$125

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2014	2013	2012
Derivatives of the VIEs	$(9)	$3	$227
Derivatives related to the VIEs	(16)	16	(5)
Other securitization related derivatives	21	6	17
Total derivative expense/(income) related to securitization	$(4)	$25	$239

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at December 31, 2014 and 2013, and ranged from $0 to $242 million during 2014 and $0 to $177 million during 2013.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 16 for additional information regarding derivatives.

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $66 million and $72 million at December 31, 2014 and 2013, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into various derivative contracts:

•	Interest rate contracts, including swaps, that are used to manage the effects of interest rate fluctuations;

•	Foreign currency exchange contracts that are used to manage foreign exchange exposure; and

•	Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign-denominated debt.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the gains/(losses) recognized in income for the years ended December 31 (in millions):

	2014	2013	2012
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$304	$254	$177
Ineffectiveness (a)	20	(44)	16
Derivatives not designated as hedging instruments
Interest rate contracts	(41)	(28)	(33)
Foreign currency exchange contracts (b)	68	12	(104)
Cross-currency interest rate swap contracts (b)	161	(88)	(150)
Other (c)	—	—	(81)
Total	$512	$106	$(175)
__________

(a)
For 2014, 2013, and 2012, hedge ineffectiveness reflects the net change in fair value on derivatives of $407 million gain, $658 million loss, and $228 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $387 million loss, $614 million gain, and $212 million loss, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were mostly offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)
Reflects gains/(losses) for derivative features included in the Ford Upgrade Exchange Linked (“FUEL”) notes. In 2012, we received two investment grade credit ratings thereby triggering the mandatory exchange feature and the FUEL derivatives were extinguished.

Balance Sheet Effect of Derivative Financial Instruments

Derivative financial instruments are recorded on the balance sheet at fair value, presented on a gross basis, and include an adjustment for non-performance risk. Notional amounts are presented on a gross basis. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our financial risk exposure. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	December 31, 2014			December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$23,203	$602	$38	$18,778	$360	$179
Derivatives not designated as hedging instruments
Interest rate contracts	56,558	168	89	69,863	224	126
Foreign currency exchange contracts (a)	1,527	18	1	2,410	1	25
Cross-currency interest rate swap contracts	2,425	71	39	2,620	—	176
Total derivative financial instruments, gross	$83,713	859	167	$93,671	585	506
Counterparty netting and collateral (b)		(136)	(136)		(296)	(296)
Total derivative financial instruments, net		$723	$31		$289	$210
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	As of December 31, 2014 and December 31, 2013, we did not receive or pledge any cash collateral.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

Other assets and other liabilities and deferred income consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets were as follows (in millions):

	December 31, 2014	December 31, 2013
Accrued interest and other non-finance receivables (a)	$921	$1,010
Collateral held for resale, at net realizable value	382	399
Restricted cash (b)	130	169
Deferred charges	268	252
Deferred charges – income taxes	185	184
Prepaid reinsurance premiums and other reinsurance receivables	401	340
Investment in non-consolidated affiliates	141	133
Property and equipment, net of accumulated depreciation (c)	120	120
Other	53	59
Total other assets	$2,601	$2,666
__________

(a)
Includes the gross value of repurchase agreements where we are the transferee of $0 million and $227 million at December 31, 2014 and December 31, 2013, respectively.  The gross value of the offsetting liabilities are reported in Customer deposits, dealer reserves, and other on our balance sheet.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(c)	Accumulated depreciation was $326 million and $343 million at December 31, 2014 and 2013, respectively.

Other liabilities and deferred income were as follows (in millions):

	December 31, 2014	December 31, 2013
Interest payable	$587	$615
Tax related payables to Ford and affiliated companies	625	941
Unrecognized tax benefits	91	101
Unearned insurance premiums	410	350
Other	497	515
Total other liabilities and deferred income	$2,210	$2,522

In 2014 and 2013, we paid $262 million and $288 million, respectively, to Ford to settle tax related payables, which were reflected in Other liabilities and deferred income. The payment in 2013 reduced the liability for unrecognized tax benefits reflecting the settlement of tax deficiencies related to the 2008 and 2009 tax years.

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

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2014	2013	2014	2013	December 31, 2014	December 31, 2013
Short-term debt
Unsecured debt
Floating rate demand notes	1.1%	1.1%			$5,559	$5,319
Commercial paper	0.8%	0.9%			1,651	2,003
Other short-term debt	5.0%	5.3%			2,564	2,372
Asset-backed debt
Commercial paper	—%	0.2%			—	3,364
Other short-term debt	0.5%	0.7%			1,377	1,963
Total short-term debt	1.9%	1.5%	1.9%	1.5%	11,151	15,021
Long-term debt
Unsecured debt
Notes payable within one year					9,102	4,479
Notes payable after one year					42,488	38,617
Asset-backed debt
Notes payable within one year					16,722	17,322
Notes payable after one year					25,197	23,238
Unamortized discount					(51)	(87)
Fair value adjustments					428	103
Total long-term debt	2.7%	3.0%	2.8%	3.2%	93,886	83,672
Total debt	2.6%	2.8%	2.7%	3.0%	$105,037	$98,693

Fair value of debt					$107,190	$101,866
Interest rate characteristics of debt payable after one year
Fixed interest rate					49,148	47,048
Variable interest rate (generally based on LIBOR or other short-term rates)					18,537	14,807
Total payable after one year					$67,685	$61,855

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

The fair value of debt reflects interest accrued but not yet paid of $586 million and $618 million at December 31, 2014 and 2013, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt also includes $9.8 billion and $9.7 billion of short-term debt at December 31, 2014 and 2013, respectively, carried at cost which approximates fair value. See Note 16 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	December 31, 2014	December 31, 2013
Other short-term debt	$13	$27
Notes payable within one year	307	4
Notes payable after one year	5	307
Total debt with affiliated companies	$325	$338

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At December 31, 2014, maturities were as follows (in millions):

	2015 (a)	2016	2017	2018	2019	Thereafter (b)	Total
Unsecured debt	$18,877	$10,402	$11,101	$6,028	$5,582	$9,374	$61,364
Asset-backed debt	18,098	13,097	7,678	1,063	2,760	600	43,296
Total	36,975	23,499	18,779	7,091	8,342	9,974	104,660
Unamortized discount							(51)
Fair value adjustments							428
Total debt							$105,037
__________

(a)	Includes $11,151 million for short-term and $25,824 million for long-term debt.

(b)	Includes $9,358 million of unsecured debt maturing between 2020 and 2024 with the remaining balance maturing after 2031.

Committed Asset-Backed Security Lines

We and our subsidiaries, including FCE Bank plc (“FCE”), have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $33.7 billion ($19.0 billion of retail financing, $7.2 billion of wholesale financing, and $7.5 billion of operating lease assets) at December 31, 2014, of which $4.9 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $17.3 billion (of which $4.0 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities through 2017. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At December 31, 2014, $15.3 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Unsecured Credit Facilities

At December 31, 2014, we and our majority-owned subsidiaries had $3.6 billion of contractually committed unsecured credit facilities with financial institutions including the FCE Credit Agreement (as defined below) and the allocation under Ford’s revolving credit facility (as defined below). At December 31, 2014, $3.2 billion was available for use.

FCE has a £760 million (equivalent to $1.2 billion at December 31, 2014) syndicated credit facility (the “FCE Credit Agreement”) that matures in 2017. At December 31, 2014, $873 million was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Lenders under Ford’s Second Amended and Restated Credit Agreement dated as of April 30, 2014 (“Ford’s revolving credit facility”) have commitments totaling $12.2 billion, with about $9 billion maturing on April 30, 2019 and about $3 billion maturing on April 30, 2017. Ford has allocated $2.0 billion of commitments to us under Ford’s revolving credit facility to grow our overall liquidity, supporting growth and expanded funding programs. At December 31, 2014, all $2.0 billion was available for use.

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

The Provision for income taxes for the years ended December 31 was estimated as follows (in millions):

	2014	2013	2012
Current
Federal	$(198)	$185	$4
Non-U.S.	154	169	55
State and local	(38)	(55)	(14)
Total current	(82)	299	45
Deferred
Federal	193	—	413
Non-U.S.	(6)	(29)	14
State and local	44	7	11
Total deferred	231	(22)	438
Provision for income taxes	$149	$277	$483

A reconciliation of the Provision for income taxes with the United States statutory tax rate as a percentage of Income before income taxes, excluding equity in net income of affiliated companies, net income attributable to noncontrolling interests, and income from discontinued operations, for the years ended December 31 is as follows:

	2014	2013	2012
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
Non-U.S. tax rates under U.S. rate	(3.0)	(2.3)	(1.6)
State and local income taxes	(0.2)	(1.0)	(1.0)
U.S. tax on non-U.S. earnings (a)	(21.4)	(15.0)	(1.2)
Other	(2.4)	1.9	1.1
Valuation allowance (b)	—	(2.8)	(3.8)
Effective tax rate	8.0%	15.8%	28.5%
________

(a)
During 2014, we changed our methodology for measuring currency gains and losses in computing the earnings of our European operations under U.S. tax law.  Implementation of the new methodology resulted in a reduction of U.S. tax on non-U.S. earnings of approximately $360 million due to realization of additional foreign tax credits.

(b)
During 2013, we released a valuation allowance against certain deferred tax assets in Canada and Mexico, resulting in a favorable impact to the income tax provision of $49 million. In 2012, we released a valuation allowance against certain deferred tax assets in Latin America, resulting in a favorable impact to the income tax provision of $64 million.

At December 31, 2014, $2.8 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided.  Repatriation of these earnings in their entirety would result in a residual U.S. tax liability of about $600 million. Our measure of the amount of non-U.S. earnings considered indefinitely reinvested in operations outside the United States reflects accumulated earnings determined under U.S. tax law. At December 31, 2013, our measure of these indefinitely reinvested earnings was $5.1 billion. The reduction in these indefinitely reinvested earnings is primarily due to a change in our methodology for measuring currency gains and losses in computing the earnings of our European operations under U.S. tax law.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

During the fourth quarter of 2013, we concluded that $500 million in earnings from our European operations, previously planned for distribution to the United States and for which we recognized U.S. tax expense, will now be indefinitely reinvested outside the United States. These earnings will be used to fund non-U.S. operations, and therefore they are not planned to be distributed to the United States in the foreseeable future. As a result, tax liabilities related to foreign earnings decreased by approximately $83 million in 2013.

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

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2014	December 31, 2013
Deferred tax assets
Net operating loss carryforwards	$227	$308
Provision for credit losses	140	131
Other foreign	186	148
Employee benefit plans	11	11
Foreign tax credits	685	58
Other	282	270
Total gross deferred tax assets	1,531	926
Less: Valuation allowance	(10)	(21)
Total net deferred tax assets	1,521	905
Deferred tax liabilities
Leasing transactions	2,035	1,131
Finance receivables	647	721
Other foreign	480	466
Other	23	30
Total deferred tax liabilities	3,185	2,348

Net deferred tax liability	$1,664	$1,443

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

Operating loss carryforwards for tax purposes were $858 million at December 31, 2014, resulting in a deferred tax asset of $227 million. These losses begin to expire in 2018 with a substantial portion expiring in 2029. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned is included in Other income, net while interest expense is included in Interest expense.

The changes in the unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2014	2013	2012
Beginning balance	$159	$491	$535
Increase - tax positions in prior periods	28	28	54
Increase - tax positions in current period	1	1	7
Decrease - tax positions in prior periods	(44)	(68)	(54)
Settlements	(33)	(293)	(51)
Ending balance	$111	$159	$491

The amount of unrecognized tax benefits at December 31, 2014, 2013, and 2012 that would impact the effective tax rate if recognized, was $88 million, $128 million, and $155 million, respectively. We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.

We have settled our U.S. federal income tax deficiencies related to tax years prior to 2010 in accordance with our intercompany tax sharing agreement with Ford. The Ford consolidated tax return is currently under examination for the 2010 and 2011 tax years. Examinations by tax authorities have been completed through 2008 in Germany, 2010 in Canada, and 2010 in the United Kingdom.

We recognize income tax-related penalties in Provision for/(Benefit from) income taxes on our income statement.  We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford in Other income, net on our income statement. For the years ended December 31, 2014, 2013, and 2012, we recorded $13 million in net tax related interest expense, $17 million in net tax related interest income, and $21 million in net tax related interest expense, respectively, in our income statement. At December 31, 2014 and 2013, we recorded a net payable of $50 million and $40 million, respectively, for tax related interest in Other liabilities and deferred income.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the balance of Accumulated Other Comprehensive Income (“AOCI”) for the years ended December 31 were as follows (in millions):

	2014	2013	2012
Foreign currency translation
Beginning balance	$717	$743	$600
Net gain/(loss) on foreign currency translation	(547)	(86)	143
Reclassifications from shareholder’s interest (a)(b)	(10)	60	—
Other comprehensive income/(loss) including reclassification adjustments, net of tax	(557)	(26)	143
Ending balance	$160	$717	$743

Total AOCI ending balance at December 31	$160	$717	$743
__________

(a)
In 2014 we recorded a foreign currency translation adjustment related to the acquisition of a subsidiary of Ford. This adjustment also increased Shareholder’s interest and did not impact the Total Shareholder’s interest on our balance sheet.

(b)	See Note 15 for additional information on the 2013 reclassification.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INSURANCE

We conduct insurance underwriting operations primarily through The American Road Insurance Company (“TARIC”) and other subsidiaries. TARIC is a wholly owned subsidiary of Ford Credit operating in the United States and Canada. TARIC provides physical damage insurance coverage for Ford Credit financed vehicles at dealer locations and Ford and Lincoln vehicles in transit between final assembly plants and dealer locations. In addition, TARIC provides a variety of insurance products and services to Ford and its affiliates, including contractual liability insurance on extended service contracts, commercial automobile and general liability insurance, and surety bonds.

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

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $13 million and $14 million at December 31, 2014 and 2013, respectively.
Insurance Expenses and Liabilities

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses were as follows for the years ended December 31 (in millions):

	2014	2013	2012
Insurance losses	$115	$70	$75
Loss adjustment expenses	6	6	4
Reinsurance income and other expenses, net	(14)	(13)	(9)
Insurance expenses	$107	$63	$70

Reserves for insurance losses and loss adjustment expenses are established based on actuarial estimates and historical loss development patterns, which represents management’s best estimate. If management believes the reserves do not reflect all losses due to changes in conditions, or other relevant factors, an adjustment is made based on management judgment. The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $11 million and $11 million at December 31, 2014 and 2013, respectively, and was included in Other liabilities and deferred income.

Reinsurance

Reinsurance activity primarily consists of ceding a majority of its automotive extended service plan contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported in Other assets. Ceded insurance expenses that were deducted from the amounts reported as Insurance expenses were $68 million, $64 million, and $64 million for the years ended December 31, 2014, 2013, and 2012, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INSURANCE (Continued)

The effect of reinsurance on premiums written and earned was as follows for the years ended December 31 (in millions):

	2014		2013		2012
	Written	Earned	Written	Earned	Written	Earned
Direct	$293	$230	$270	$216	$234	$202
Assumed	—	—	—	—	2	2
Ceded	(166)	(105)	(151)	(97)	(136)	(99)
Net premiums	$127	$125	$119	$119	$100	$105

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

The amounts included in Other income, net were as follows for the years ended December 31 (in millions):

	2014	2013	2012
Gains/(Losses) on derivatives (a)	$208	$(148)	$(352)
Currency revaluation gains/(losses) (a)	(236)	82	236
Interest and investment income	53	50	85
Insurance fee income	74	61	65
Other	166	213	252
Total other income, net	$265	$258	$286
__________

(a)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Note 7 for detail by derivative instrument and risk type.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. RETIREMENT BENEFITS

We are a participating employer in certain retirement, postretirement health care, and life insurance plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2014, filed separately with the Securities and Exchange Commission.

Employee Retirement Plans

Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary, and contributions. The allocation amount can be impacted by key assumptions (for example, discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations. Also, we are jointly and severally liable to the Pension Benefit Guaranty Corporation (“PBGC”) for certain Ford IRS-qualified U.S. defined benefit pension plan liabilities and to any trustee appointed if one or more of these pension plans were to be terminated by the PBGC in a distress termination. We are liable to pay any plan deficiencies and could have a lien placed on our assets by the PBGC to collateralize this liability.

Retirement plan service costs allocated to Ford Credit for our employees in the U.S. participating in the Ford-sponsored plans were $26 million, $26 million, and $28 million for the years ended December 31, 2014, 2013, and 2012, respectively, and were charged to Operating expenses. The allocated cost for 2014 was equivalent to 9% of Ford’s total U.S. salaried retirement plan service cost.

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

Effective January 1, 2012, Ford allocates costs to us for postretirement health care and life insurance on a service cost basis, which is consistent with the basis used for allocating U.S. employee retirement plan service costs. Prior to 2012, postretirement health care and life insurance costs were allocated to us on a total plan cost basis. In addition, our liability to Ford for postretirement health care and life insurance of $328 million at December 31, 2011, which was included in Accounts payables - affiliated companies, was paid in full during 2012.

Postretirement health care and life insurance costs allocated to Ford Credit for our employees in the U.S. participating in the Ford-sponsored plans were $3 million, $4 million, and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and were charged to Operating expenses. The allocated cost for 2014 was equivalent to 12% of Ford’s total U.S. salaried postretirement health care and life insurance benefits service costs.

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

We aggregate the assets and liabilities of all held-for-sale disposal groups on the balance sheet for the period in which the disposal group is held for sale. At December 31, 2014 and 2013, there were no assets and liabilities of held-for-sale disposal groups.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented in our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment. We did not have any material nonrecurring fair value items.

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

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the table below.

Marketable Securities. Investments in securities with a maturity date greater than three months at the date of purchase and other securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including: quotes for similar fixed income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors. In certain cases, when market data are not available, we may use broker quotes to determine fair value.

An annual review is performed on the security prices received from our pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. We also compare the price of certain securities sold close to the quarter end to the price of the same security at the balance sheet date to ensure the reported fair value is reasonable.

Realized and unrealized gains and losses and interest income on our marketable securities are recorded in Other income, net. Realized gains and losses are measured using the specific identification method.

We enter into repurchase agreements from time to time with certain counterparties where we are the transferee. These agreements allow us to offset our entire gross exposure in the event of default or breach of contract.  The gross value of these assets and liabilities reflected on our balance sheet at December 31, 2014 and 2013 was $0 and $227 million, respectively.

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

The fair value of collateral for retail receivables is calculated by multiplying the outstanding receivable balances by the average recovery value percentage to determine the fair value adjustment.

The fair value of collateral for dealer loans is determined by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker’s opinion of value, and purchase offers. The fair value adjustment is calculated by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

Debt. We measure debt at fair value for purposes of disclosure (see Note 9) using quoted prices for our own debt with approximately the same remaining maturities, where possible. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents-financial instruments
Non-U.S. government and agencies	$—	$341	$341	$—	$24	$24
Corporate debt	—	10	10	—	—	—
Total cash equivalents-financial instruments (a)	—	351	351	—	24	24
Marketable securities
U.S. government and agencies	17	1,251	1,268	418	25	443
Non-U.S. government and agencies	—	405	405	—	184	184
Corporate debt	—	1,555	1,555	—	1,273	1,273
Other marketable securities	—	30	30	—	43	43
Total marketable securities	17	3,241	3,258	418	1,525	1,943
Derivative financial instruments
Derivative financial instruments (b)	—	859	859	—	585	585
Total assets at fair value	$17	$4,451	$4,468	$418	$2,134	$2,552

Liabilities
Derivative financial instruments (b)	$—	$167	$167	$—	$506	$506
Total liabilities at fair value	$—	$167	$167	$—	$506	$506
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $3.8 billion and $6.6 billion at December 31, 2014 and 2013, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.0 billion and $2.8 billion at December 31, 2014 and 2013, respectively.

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

Income Statement

The income statement effects of transactions with Ford and affiliated companies for the years ended December 31 were as follows (reductions to Income before income taxes are presented as negative amounts) (in millions):

	2014	2013	2012
Net financing margin
Interest supplements and residual support costs earned (a)	$2,786	$2,479	$2,471
Operating lease revenue on employee leased vehicles	259	228	217
Interest expense on debt	(25)	(22)	(25)
Interest income (b)	12	22	45
Other revenue
Earned insurance premiums, net of amounts ceded (c)	$75	$64	$54
Gains/(Losses) from derivative transactions (d)	68	10	(56)
Expenses
Advice and services expense (e)	$(120)	$(102)	$(92)
Insurance loss and loss adjustment expenses, net of recoveries (c)	(30)	(26)	(21)
Retirement benefits and share based compensation (f)	(37)	(37)	(39)
__________

(a)
Amounts related to finance receivables are included in revenue. Amounts related to Net investment in operating leases are included in Depreciation on vehicles subject to operating leases. The amount of interest supplements and residual support cash received totaled $3.1 billion, $2.4 billion, and $1.9 billion for the years ended December 31, 2014, 2013, and 2012, respectively.

(b)
Includes interest on notes receivable, interest on receivables from certain entities that are reported as consolidated subsidiaries of Ford to which we provide financing, and interest from our intercompany tax sharing agreement with Ford, under which we earn interest on net tax assets and pay interest on certain tax liabilities.

(c)	See Note 12 for additional information.

(d)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Notes 7 and 13 for additional information.

(e)
We receive technical and administrative advice and services from Ford and its affiliates, occupy office space furnished by Ford and its affiliates, utilize data processing facilities maintained by Ford, and sell returned lease and repossessed vehicles through Ford auction lots. These costs are charged to Operating expenses.

(f)
In the United States, we are a participating employer in certain retirement, postretirement health care and life insurance. Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. See Note 14 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)

Balance Sheet

The balance sheet effects of transactions with Ford and affiliated companies were as follows (in millions):

	December 31, 2014	December 31, 2013
Assets
Finance receivables, Net
Dealer financing (a)	$4,539	$2,745
Other (b)	1,261	1,418
Unearned interest supplements on finance receivables	(1,760)	(1,502)
Net investment in operating leases
Employee and company vehicles (c)	645	589
Unearned interest supplements and residual support on leased vehicles	(2,096)	(1,578)
Notes and accounts receivables	778	1,077
Derivative financial instruments	18	1
Other assets
Investment in non-consolidated affiliates	141	133
Liabilities
Accounts payable	$(330)	$(211)
Tax related payables (d)	(625)	(941)
Debt	(325)	(338)
Derivative financial instruments	(1)	(22)
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

(b)
Represents purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers, receivables from Ford related loans, and certain used vehicles from daily rental fleet companies where we are serving as Ford’s agent. At December 31, 2014, $782 million of these assets are subject to limited guarantees by Ford. In addition, at December 31, 2014, Ford guaranteed $75 million of our finance receivables related to dealers.

(c)
We have entered into a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The investment in these vehicles is included in Net investment in operating leases and is guaranteed by Ford.

(d)	Refer to Notes 8 and 10 for additional information.

Commitments and Contingencies

We provide various guarantees to third parties on behalf of Ford. The maximum potential payments of these guarantees totaled $107 million and $100 million at December 31, 2014 and 2013, respectively. Of these maximum potential payments, Ford counter-guaranteed to us $101 million and $96 million at December 31, 2014 and 2013, respectively. See Note 20 for information regarding guarantees of certain obligations of unconsolidated and other affiliates.

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

We review our business performance on a managed basis.  Receivables for the North America and International Segments are presented on a managed basis, as it closely approximates the customer's outstanding balance on the receivables, which is the basis for earning revenue. Our managed receivables include net finance receivables and net investment in operating leases excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
2014
Total revenue (b)	$7,351	$1,651	$(6)	$—	$(6)	$8,996
Income before income taxes	1,399	461	(6)	—	(6)	1,854
Other disclosures
Depreciation on vehicles subject to operating leases	3,045	43	—	—	—	3,088
Interest expense	2,010	646	—	—	—	2,656
Provision for credit losses	157	40	—	—	—	197
Net finance receivables and net investment in operating leases	91,021	21,762	—	(4,350)	(4,350)	108,433
Total assets	96,016	26,092	—	—	—	122,108

2013
Total revenue (b)	$6,708	$1,527	$(53)	$—	$(53)	$8,182
Income before income taxes	1,438	371	(53)	—	(53)	1,756
Other disclosures
Depreciation on vehicles subject to operating leases	2,369	28	—	—	—	2,397
Interest expense	2,088	642	—	—	—	2,730
Provision for credit losses	114	32	—	—	—	146
Net finance receivables and net investment in operating leases	83,722	19,688	—	(3,497)	(3,497)	99,913
Total assets	90,720	24,888	—	—	—	115,608

2012
Total revenue (b)(c)	$6,166	$1,523	$(109)	$—	$(109)	$7,580
Income before income taxes (c)	1,550	249	(102)	—	(102)	1,697
Other disclosures
Depreciation on vehicles subject to operating leases	1,700	75	—	—	—	1,775
Interest expense	2,222	812	(7)	—	(7)	3,027
Provision for credit losses	18	(11)	—	—	—	7
Net finance receivables and net investment in operating leases (c)	74,509	17,188	—	(3,081)	(3,081)	88,616
Total assets (c)	81,751	22,845	—	—	—	104,596
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data for our geographic operations in the United States, Canada, Europe, and other foreign operations were as follows for the years ended or at December 31 (in millions):

	2014	2013	2012
Total revenue (a)
United States	$6,377	$5,739	$5,234
Canada	998	909	898
Europe	1,041	1,132	1,097
All other	580	402	351
Total revenue	$8,996	$8,182	$7,580

Income before income taxes
United States	$1,199	$1,160	$1,238
Canada	148	127	176
Europe	332	319	145
All other	175	150	138
Total income before income taxes	$1,854	$1,756	$1,697

Finance receivables, net and net investment in operating leases
United States	$76,578	$70,513	$62,299
Canada	10,449	10,085	9,483
Europe	16,708	15,674	14,349
All other	4,698	3,641	2,485
Total finance receivables, net and net investment in operating leases	$108,433	$99,913	$88,616

_________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Total revenue (a)	$2,159	$2,234	$2,312	$2,291	$8,996
Depreciation on vehicles subject to operating leases	(705)	(742)	(801)	(840)	(3,088)
Interest expense	(666)	(673)	(663)	(654)	(2,656)
Total financing margin and other revenue	788	819	848	797	3,252
Provision for credit losses	31	27	57	82	197
Net income (b)	312	264	718	411	1,705

2013
Total revenue (a)	$1,960	$1,983	$2,083	$2,156	$8,182
Depreciation on vehicles subject to operating leases	(481)	(553)	(629)	(734)	(2,397)
Interest expense	(683)	(682)	(691)	(674)	(2,730)
Total financing margin and other revenue	796	748	763	748	3,055
Provision for credit losses	29	20	32	65	146
Net income	364	275	272	568	1,479
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

(b)
The third quarter net income includes favorable tax items of approximately $360 million resulting from a change in our methodology for measuring currency gains and losses in computing earnings of our European operations under U.S. tax law. Refer to Note 10 for additional information.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We have rental commitments for certain land, buildings, and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2014 were as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter
Minimum rentals on operating leases	$17	$15	$12	$5	$3	$7

Rental expense under cancelable and non-cancelable leases of $26 million, $25 million, and $27 million was recorded in Operating expenses for the years ended December 31, 2014, 2013, and 2012, respectively.

Guarantees and Indemnifications

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

In some cases, we have guaranteed debt and other financial obligations of outside third parties and unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford, an affiliate of Ford, or a third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.

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

The maximum potential payments under these guarantees and limited indemnities totaled $107 million and $100 million at December 31, 2014 and 2013, respectively. Of these values, $101 million and $96 million at December 31, 2014 and 2013, respectively, were counter-guaranteed by Ford to us. The carrying value of recorded liabilities related to guarantees and limited indemnities were $0 million and de minimis at December 31, 2014 and 2013, respectively.

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
We accrue for matters when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood that we will prevail, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.
As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.