Form 10-Q
period 2015-03-31
FORD MOTOR CREDIT CO LLC
filed 2015-04-28
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

or

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
For the Quarter Ended March 31, 2015

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
For the Periods Ended March 31, 2015 and 2014
(in millions)

	First Quarter
	2015	2014
	(unaudited)
Financing revenue
Operating leases	$1,120	$966
Retail financing	685	696
Dealer financing	374	393
Other	18	21
Total financing revenue	2,197	2,076
Depreciation on vehicles subject to operating leases	(816)	(705)
Interest expense	(638)	(666)
Net financing margin	743	705
Other revenue
Insurance premiums earned	31	32
Other income, net (Note 11)	54	51
Total financing margin and other revenue	828	788
Expenses
Operating expenses	272	250
Provision for credit losses (Note 4)	67	31
Insurance expenses	6	8
Total expenses	345	289
Income before income taxes	483	499
Provision for income taxes	177	187
Net income	$306	$312

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended March 31, 2015 and 2014
(in millions)

	First Quarter
	2015	2014
	(unaudited)

Net income	$306	$312
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	(482)	(82)
Total other comprehensive income/(loss), net of tax	(482)	(82)
Comprehensive income/(loss)	(176)	230
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	—
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$(177)	$230

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$7,294	$6,179
Marketable securities	6,264	3,258
Finance receivables, net (Note 2)	86,498	86,915
Net investment in operating leases (Note 3)	21,984	21,518
Notes and accounts receivable from affiliated companies	707	778
Derivative financial instruments (Note 7)	1,204	859
Other assets (Note 8)	2,424	2,601
Total assets	$126,375	$122,108

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,205	$1,148
Affiliated companies	591	330
Total accounts payable	1,796	1,478
Debt (Note 9)	109,076	105,037
Deferred income taxes	2,185	1,849
Derivative financial instruments (Note 7)	297	167
Other liabilities and deferred income (Note 8)	1,858	2,210
Total liabilities	115,212	110,741

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income (Note 10)	(323)	160
Retained earnings	6,258	5,980
Total shareholder’s interest attributable to Ford Motor Credit Company	11,162	11,367
Shareholder’s interest attributable to noncontrolling interests	1	—
Total shareholder’s interest	11,163	11,367
Total liabilities and shareholder’s interest	$126,375	$122,108

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$2,332	$2,094
Finance receivables, net	40,964	39,522
Net investment in operating leases	10,115	9,631
Derivative financial instruments	68	27

LIABILITIES
Debt	$39,409	$37,156
Derivative financial instruments	38	22

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
For the Periods Ended March 31, 2015 and 2014
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income (Note 10)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2014	$5,227	$160	$5,980	$11,367	$—	$11,367
Net income	—	—	306	306	—	306
Other comprehensive income/(loss), net of tax	—	(483)	—	(483)	1	(482)
Distributions to parent	—	—	(28)	(28)	—	(28)
Balance at March 31, 2015	$5,227	$(323)	$6,258	$11,162	$1	$11,163

Balance at December 31, 2013	$5,217	$717	$4,670	$10,604	$—	$10,604
Net income	—	—	312	312	—	312
Other comprehensive income/(loss), net of tax	—	(82)	—	(82)	—	(82)
Distributions to parent	—	—	(28)	(28)	—	(28)
Balance at March 31, 2014	$5,217	$635	$4,954	$10,806	$—	$10,806

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2015 and 2014
(in millions)

	First Quarter
	2015	2014
	(unaudited)
Cash flows from operating activities
Net income	$306	$312
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	67	31
Depreciation and amortization	1,029	912
Amortization of upfront interest supplements	(258)	(247)
Net change in deferred income taxes	366	149
Net change in other assets	45	190
Net change in other liabilities	67	252
All other operating activities	96	62
Net cash provided by/(used in) operating activities	1,718	1,661

Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(8,492)	(7,928)
Collections of finance receivables (excluding wholesale and other)	7,694	7,429
Purchases of operating lease vehicles	(3,109)	(3,074)
Liquidations of operating lease vehicles	1,557	1,551
Net change in wholesale receivables and other	(1,047)	(2,063)
Net change in notes receivable from affiliated companies	—	31
Purchases of marketable securities	(4,550)	(4,322)
Proceeds from sales and maturities of marketable securities	1,542	3,440
Settlements of derivatives	43	(119)
All other investing activities	59	49
Net cash provided by/(used in) investing activities	(6,303)	(5,006)

Cash flows from financing activities
Proceeds from issuances of long-term debt	13,452	11,698
Principal payments on long-term debt	(7,908)	(8,060)
Change in short-term debt, net	519	(1,179)
Cash distributions to parent	(28)	(28)
All other financing activities	(36)	(35)
Net cash provided by/(used in) financing activities	5,999	2,396
Effect of exchange rate changes on cash and cash equivalents	(299)	(34)

Net increase/(decrease) in cash and cash equivalents	$1,115	$(983)

Cash and cash equivalents at January 1	$6,179	$9,424
Net increase/(decrease) in cash and cash equivalents	1,115	(983)
Cash and cash equivalents at March 31	$7,294	$8,441

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or extraordinary items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Adoption of New Accounting Standards
Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures. On January 1, 2015, we adopted the new accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new standard also requires additional disclosures for certain transfers of financial assets with agreements that both entitle and obligate the transferor to repurchase the transferred assets from the transferee. The adoption of this accounting standard did not impact our financial statements or financial statement disclosures.

Accounting Standards Issued But Not Yet Adopted

Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that provides guidance regarding whether a cloud computing arrangement includes a software license, which would impact the accounting for such an arrangement. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued a new accounting standard that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new accounting standard is effective as of January 1, 2016, and early adoption is permitted. We are assessing the potential impact to our financial statements and financial statement disclosures.

Consolidation - Amendments to the Consolidation Analysis. In February 2015, the FASB issued a new accounting standard that makes targeted amendments to the present guidance. One of the amendments in the new standard affects the consolidation analysis performed by reporting entities that are involved with VIEs, particularly those that have decision maker or service provider fee arrangements and related party relationships. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued a new accounting standard that eliminates the concept of extraordinary items and their segregation from the results of ordinary operations and expands presentation and disclosure guidance to include items that are both unusual in nature and occur infrequently. The new accounting standard is effective as of January 1, 2016 and we are assessing the potential impact to our financial statements and financial statement disclosures.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	March 31, 2015	December 31, 2014
Consumer
Retail financing, gross (a)	$55,227	$55,856
Less: Unearned interest supplements (b)	(1,696)	(1,760)
Consumer finance receivables	53,531	54,096

Non-Consumer
Dealer financing (a)(c)	32,064	31,875
Other financing	1,217	1,265
Non-Consumer finance receivables	33,281	33,140

Total recorded investment (d)	$86,812	$87,236

Recorded investment in finance receivables (d)	$86,812	$87,236
Less: Allowance for credit losses (e)	(314)	(321)
Finance receivables, net	$86,498	$86,915

Net finance receivables subject to fair value (f)	$84,822	$85,242
Fair Value	86,257	86,715
__________

(a)
At March 31, 2015 and December 31, 2014, includes consumer receivables of $25.9 billion and $24.4 billion, respectively, and non-consumer receivables of $21.3 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

(b)	Ford-sponsored special financing programs attributable to retail financing.

(c)
At March 31, 2015 and December 31, 2014, includes $643 million and $535 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(d)	At March 31, 2015 and December 31, 2014, excludes $180 million and $192 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

(e)	See Note 4 for additional information related to our allowance for credit losses.

(f)	At March 31, 2015 and December 31, 2014, excludes $1.7 billion of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $11 million and $17 million at March 31, 2015 and December 31, 2014, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis and $3 million at March 31, 2015 and December 31, 2014, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	March 31, 2015	December 31, 2014
Consumer
31-60 days past due	$552	$718
61-90 days past due	64	97
91-120 days past due	21	29
Greater than 120 days past due	49	52
Total past due	686	896
Current	52,845	53,200
Consumer finance receivables	53,531	54,096

Non-Consumer
Total past due	112	117
Current	33,169	33,023
Non-Consumer finance receivables	33,281	33,140

Total recorded investment	$86,812	$87,236

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

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	March 31, 2015	December 31, 2014
Dealer financing
Group I	$24,533	$23,641
Group II	6,075	6,360
Group III	1,355	1,787
Group IV	101	87
Total recorded investment	$32,064	$31,875

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at March 31, 2015 and December 31, 2014 was $396 million, or 0.7% of consumer receivables, and $415 million, or 0.8% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at March 31, 2015 and December 31, 2014 was $128 million, or 0.4% of non-consumer receivables, and $110 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

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

Net investment in operating leases were as follows (in millions):

	March 31, 2015	December 31, 2014
Vehicles, at cost, including acquisition costs	$25,687	$24,952
Less: Accumulated depreciation	(3,662)	(3,396)
Net investment in operating leases before allowance for credit losses (a)	22,025	21,556
Less: Allowance for credit losses	(41)	(38)
Net investment in operating leases	$21,984	$21,518
__________

(a)
At March 31, 2015 and December 31, 2014, includes net investment in operating leases of $10.1 billion and $9.6 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended March 31 (in millions) was as follows:

	First Quarter 2015
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$305	$16	$321	$38	$359
Charge-offs	(80)	1	(79)	(30)	(109)
Recoveries	30	2	32	15	47
Provision for credit losses	53	(4)	49	18	67
Other (a)	(7)	(2)	(9)	—	(9)
Ending balance	$301	$13	$314	$41	$355

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$280	$12	$292	$41	$333
Specific impairment allowance	21	1	22	—	22
Ending balance	301	13	314	41	$355

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	53,135	33,153	86,288	22,025
Specifically evaluated for impairment	396	128	524	—
Recorded investment	53,531	33,281	86,812	22,025

Ending balance, net of allowance for credit losses	$53,230	$33,268	$86,498	$21,984
__________

(a)	Primarily represents amounts related to translation adjustments.

	First Quarter 2014
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$327	$30	$357	$23	$380
Charge-offs	(75)	(2)	(77)	(28)	(105)
Recoveries	34	5	39	14	53
Provision for credit losses	23	(7)	16	15	31
Other (a)	(2)	1	(1)	—	(1)
Ending balance	$307	$27	$334	$24	$358

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$284	$24	$308	$24	$332
Specific impairment allowance	23	3	26	—	26
Ending balance	307	27	334	24	$358

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	50,115	33,749	83,864	18,856
Specifically evaluated for impairment	424	92	516	—
Recorded investment	50,539	33,841	84,380	18,856

Ending balance, net of allowance for credit losses	$50,232	$33,814	$84,046	$18,832
__________

(a)	Primarily represents amounts related to translation adjustments.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	March 31, 2015
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.5	$20.7	$0.1	$20.6	$19.2
Wholesale financing	0.2	20.4	—	20.4	13.4
Finance receivables	1.7	41.1	0.1	41.0	32.6
Net investment in operating leases	0.6	10.1	—	10.1	6.8
Total VIE	$2.3	$51.2	$0.1	$51.1	$39.4

Non-VIE
Retail financing	$0.3	$5.2	$—	$5.2	$4.8
Wholesale financing	—	0.9	—	0.9	0.9
Finance receivables	0.3	6.1	—	6.1	5.7
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.1	$—	$6.1	$5.7

Total securitization transactions
Retail financing	$1.8	$25.9	$0.1	$25.8	$24.0
Wholesale financing	0.2	21.3	—	21.3	14.3
Finance receivables	2.0	47.2	0.1	47.1	38.3
Net investment in operating leases	0.6	10.1	—	10.1	6.8
Total securitization transactions	$2.6	$57.3	$0.1	$57.2	$45.1
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2014
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.4	$18.8	$0.1	$18.7	$17.3
Wholesale financing	0.3	20.8	—	20.8	13.3
Finance receivables	1.7	39.6	0.1	39.5	30.6
Net investment in operating leases	0.4	9.6	—	9.6	6.6
Total VIE	$2.1	$49.2	$0.1	$49.1	$37.2

Non-VIE
Retail financing	$0.3	$5.6	$—	$5.6	$5.2
Wholesale financing	—	1.0	—	1.0	0.9
Finance receivables	0.3	6.6	—	6.6	6.1
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.6	$—	$6.6	$6.1

Total securitization transactions
Retail financing	$1.7	$24.4	$0.1	$24.3	$22.5
Wholesale financing	0.3	21.8	—	21.8	14.2
Finance receivables	2.0	46.2	0.1	46.1	36.7
Net investment in operating leases	0.4	9.6	—	9.6	6.6
Total securitization transactions	$2.4	$55.8	$0.1	$55.7	$43.3
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Interest expense related to securitization debt for the periods ended March 31 was as follows (in millions):

	First Quarter
	2015	2014
VIE	$130	$126
Non-VIE	23	21
Total securitization transactions	$153	$147

Certain of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency. In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate its interest rate risk resulting from derivatives with our securitization entities. These related derivatives are not the obligations of our securitization entities. See Note 7 for additional information regarding derivatives. Our exposures based on the fair value of derivative instruments with external counterparties related to securitization programs were as follows (in millions):

	March 31, 2015		December 31, 2014
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$68	$38	$27	$22
Derivatives related to the VIEs	30	16	16	7
Other securitization related derivatives	1	5	5	1
Total exposures related to securitization	$99	$59	$48	$30

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the periods ended March 31 was as follows (in millions):

	First Quarter
	2015	2014
Derivatives of the VIEs	$(24)	$20
Derivatives related to the VIEs	(5)	(6)
Other securitization related derivatives	13	4
Total derivative expense/(income) related to securitization	$(16)	$18

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

VIEs that are exposed to interest rate or currency risk may reduce their risks by entering into derivative transactions. In certain instances, we have entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty. In other instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through its derivative transactions with the VIEs.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. We also may contribute additional cash or wholesale receivables to be held by the VIE if the collateral falls below the required levels. The balances of cash held by the VIEs related to these contributions were $0 at March 31, 2015 and December 31, 2014, and ranged from $0 to $70 million during the first quarter of 2015.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 12 for additional information regarding derivatives.

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $60 million and $66 million at March 31, 2015 and December 31, 2014, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into highly effective derivative contracts. We have elected to apply hedge accounting to certain derivatives. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2015	2014
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$88	$69
Ineffectiveness (a)	6	5
Derivatives not designated as hedging instruments
Interest rate contracts	(43)	(18)
Foreign currency exchange contracts	65	(5)
Cross-currency interest rate swap contracts	89	(5)
Total	$205	$46
__________

(a)
For the first quarter of 2015 and 2014, hedge ineffectiveness reflects the net change in fair value on derivatives of $221 million gain and $105 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $215 million loss and $100 million loss, respectively.

Balance Sheet Effect of Derivative Financial Instruments

Derivative financial instruments are recorded on the balance sheet at fair value, presented on a gross basis, and include an adjustment for non-performance risk. Notional amounts are presented on a gross basis. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our financial risk exposure. We enter into master agreements with counterparties that may allow for netting of exposure in the event of default or termination of the counterparty agreement due to breach of contract.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The notional amount and estimated fair value of our derivative financial instruments were as follows (in millions):

	March 31, 2015			December 31, 2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$22,859	$736	$26	$23,203	$602	$38
Derivatives not designated as hedging instruments
Interest rate contracts	59,942	233	150	56,558	168	89
Foreign currency exchange contracts (a)	1,177	52	1	1,527	18	1
Cross-currency interest rate swap contracts	2,336	183	120	2,425	71	39
Total derivative financial instruments, gross	$86,314	1,204	297	$83,713	859	167
Counterparty netting and collateral (b)		(189)	(189)		(136)	(136)
Total derivative financial instruments, net		$1,015	$108		$723	$31
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	At March 31, 2015 and December 31, 2014, we did not receive or pledge any cash collateral.

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

Other assets were as follows (in millions):

	March 31, 2015	December 31, 2014
Accrued interest and other non-finance receivables	$849	$921
Collateral held for resale, at net realizable value	352	382
Restricted cash (a)	59	130
Deferred charges	272	268
Deferred charges – income taxes	170	185
Prepaid reinsurance premiums and other reinsurance receivables	415	401
Investment in non-consolidated affiliates	138	141
Property and equipment, net of accumulated depreciation (b)	119	120
Other	50	53
Total other assets	$2,424	$2,601
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $325 million and $326 million at March 31, 2015 and December 31, 2014, respectively.

Other liabilities and deferred income were as follows (in millions):

	March 31, 2015	December 31, 2014
Interest payable	$557	$587
Tax related payables to Ford and affiliated companies	330	625
Unrecognized tax benefits	90	91
Unearned insurance premiums	425	410
Other	456	497
Total other liabilities and deferred income	$1,858	$2,210

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium (with the exception of fair value adjustments related to debt in designated hedge relationships). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Discounts, premiums, and costs directly related to the issuance of debt generally are capitalized and amortized over the life of the debt or put date and recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Other income, net.

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2015	2014	2015	2014	March 31, 2015	December 31, 2014
Short-term debt
Unsecured debt
Floating rate demand notes					$5,731	$5,559
Commercial paper					1,986	1,651
Other short-term debt					2,340	2,564
Asset-backed debt					1,541	1,377
Total short-term debt	1.8%	1.9%	1.8%	1.9%	11,598	11,151
Long-term debt
Unsecured debt
Notes payable within one year					7,845	9,102
Notes payable after one year					45,493	42,488
Asset-backed debt
Notes payable within one year					17,567	16,722
Notes payable after one year					25,999	25,197
Unamortized discount					(45)	(51)
Fair value adjustments					619	428
Total long-term debt	2.6%	2.7%	2.7%	2.8%	97,478	93,886
Total debt	2.5%	2.6%	2.6%	2.7%	$109,076	$105,037

Fair value of debt					$111,268	$107,190
Interest rate characteristics of debt payable after one year
Fixed interest rate					51,962	49,148
Variable interest rate (generally based on LIBOR or other short-term rates)					19,530	18,537
Total payable after one year					$71,492	$67,685

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

The fair value of debt reflects interest accrued but not yet paid of $553 million and $586 million at March 31, 2015 and December 31, 2014, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt also includes $10.1 billion and $9.8 billion of short-term debt at March 31, 2015 and December 31, 2014, respectively, carried at cost which approximates fair value. See Note 12 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	March 31, 2015	December 31, 2014
Other short-term debt	$92	$13
Notes payable within one year	202	307
Notes payable after one year	4	5
Total debt with affiliated companies	$298	$325

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At March 31, 2015, maturities were as follows (in millions):

	2015 (a)	2016 (b)	2017	2018	2019	Thereafter (c)	Total
Unsecured debt	$16,036	$10,628	$12,044	$7,968	$5,418	$11,301	$63,395
Asset-backed debt	14,204	14,632	8,477	2,265	2,906	2,623	45,107
Total	30,240	25,260	20,521	10,233	8,324	13,924	108,502
Unamortized discount							(45)
Fair value adjustments							619
Total debt							$109,076
__________

(a)	Includes $10,914 million for short-term and $19,326 million for long-term debt.

(b)	Includes $684 million for short-term and $24,576 million for long-term debt.

(c)	Includes $11,284 million of unsecured debt maturing between 2020 and 2025 with the remaining balance maturing after 2032.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the balance of Accumulated Other Comprehensive Income (“AOCI”) attributable to Ford Credit for the periods ended March 31 were as follows (in millions):

	First Quarter
	2015	2014
Foreign currency translation
Beginning balance	$160	$717
Net gain/(loss) on foreign currency translation	(483)	(82)
Other comprehensive income/(loss), net of tax	(483)	(82)
Ending balance	$(323)	$635

Total AOCI ending balance at March 31	$(323)	$635

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended March 31 (in millions):

	First Quarter
	2015	2014
Gains/(Losses) on derivatives (a)	$115	$(23)
Currency revaluation gains/(losses) (a)	(151)	7
Interest and investment income	25	14
Insurance fee income	16	26
Other	49	27
Total other income, net	$54	$51
__________

(a)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Note 7 for additional information regarding derivatives.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are remeasured and presented in our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment. We did not have any material nonrecurring fair value items. There have been no changes to the types of inputs used or valuation techniques since year end.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents-financial instruments
Non-U.S. government and agencies	$—	$320	$320	$—	$341	$341
Corporate debt	—	80	80	—	10	10
Total cash equivalents-financial instruments (a)	—	400	400	—	351	351
Marketable securities
U.S. government and agencies	1,151	2,855	4,006	17	1,251	1,268
Non-U.S. government and agencies	—	521	521	—	405	405
Corporate debt	—	1,706	1,706	—	1,555	1,555
Other marketable securities	—	31	31	—	30	30
Total marketable securities	1,151	5,113	6,264	17	3,241	3,258
Derivative financial instruments
Derivative financial instruments (b)	—	1,204	1,204	—	859	859
Total assets at fair value	$1,151	$6,717	$7,868	$17	$4,451	$4,468

Liabilities
Derivative financial instruments (b)	$—	$297	$297	$—	$167	$167
Total liabilities at fair value	$—	$297	$297	$—	$167	$167
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $5.1 billion and $3.8 billion at March 31, 2015 and December 31, 2014, respectively. In addition to these cash equivalents, we also had cash on hand totaling $1.8 billion and $2.0 billion at March 31, 2015 and December 31, 2014, respectively.

(b)	See Note 7 for additional information regarding derivatives.

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

Key operating data for our business segments for the periods ended or at March 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
First Quarter 2015
Total revenue (b)	$1,897	$410	$(25)	$—	$(25)	$2,282
Income before income taxes	379	129	(25)	—	(25)	483
Other disclosures
Depreciation on vehicles subject to operating leases	811	5	—	—	—	816
Interest expense	482	156	—	—	—	638
Provision for credit losses	55	12	—	—	—	67
Net finance receivables and net investment in operating leases	91,203	21,658	—	(4,379)	(4,379)	108,482
Total assets	100,692	25,683	—	—	—	126,375

First Quarter 2014
Total revenue (b)	$1,769	$401	$(11)	$—	$(11)	$2,159
Income before income taxes	378	132	(11)	—	(11)	499
Other disclosures
Depreciation on vehicles subject to operating leases	695	10	—	—	—	705
Interest expense	512	154	—	—	—	666
Provision for credit losses	29	2	—	—	—	31
Net finance receivables and net investment in operating leases	85,130	21,335	—	(3,587)	(3,587)	102,878
Total assets	92,566	25,798	—	—	—	118,364
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

The maximum potential payments under these guarantees and limited indemnities totaled $82 million and $107 million at March 31, 2015 and December 31, 2014, respectively. Of these values, $76 million and $101 million at March 31, 2015 and December 31, 2014, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at March 31, 2015 and December 31, 2014, respectively.

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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2015 and 2014 and the consolidated statements of shareholder’s interest and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholder's interest, and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
April 28, 2015

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

In general, we measure period-to-period changes in pre-tax results using the causal factors listed below:

•	Volume and Mix – Volume and Mix are primarily reflected within Net financing margin on the income statement.

◦
Volume primarily measures changes in net financing margin driven by changes in average finance receivables and net investment in operating leases at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which we purchase retail installment sale and lease contracts, the extent to which we provide wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through us, and the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

◦	Mix primarily measures changes in net financing margin driven by period over period changes in the composition of our average managed receivables by product and by country or region.

•	Financing Margin – Financing margin is reflected within Net financing margin on the income statement.

◦
Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average receivables at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average receivables for the same period.

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

◦
Credit loss measures changes in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses primarily into net charge-offs and the change in the allowance for credit losses.

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 2014 Form 10-K Report.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the number of vehicles that will be returned to us and sold, and changes in our estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2014 Form 10-K Report.

•	Exchange - Reflects changes in pre-tax results driven by the effects of converting functional currency income to U.S. dollars and is reflected in all lines on the income statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Other – Primarily includes Operating expenses, Other revenue, and Insurance expenses on the income statement at prior period exchange rates.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

First Quarter 2015 Compared with First Quarter 2014

Our net income was $306 million in the first quarter of 2015, compared with $312 million a year ago. On a pre-tax basis, we earned $483 million in the first quarter of 2015, compared with $499 million a year ago. The following chart shows the factors that contributed to the largely unchanged pre-tax profit:

FORD CREDIT
1Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$499
$483
$111
$(48)
$(38)
$10
$(25)
$(26)
$(16)
1Q 2014
1Q 2015
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

		1Q 2015	Volume / Mix	Financing Margin	Credit Loss	Lease Residual	Exchange	Other
B / (W) 4Q 2014		$60	$30	$6	$14	$45	$(12)	$(23)

Receivables (Bils)	1Q 2014	1Q 2015
Net*	$103	$108
Managed**	106	113

* Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet

** Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation)

In the first quarter, Ford Credit continued to demonstrate solid growth supporting Ford, including the launch of operations in India. Origination practices continue to be consistent, and costs remain well controlled and in line with expectations.

Favorable volume and mix primarily reflects higher consumer finance receivables in all geographic segments and an increase in leasing in North America. Lower portfolio pricing in all geographic segments drove the lower financing margin. The higher credit losses in the first quarter of 2015 primarily reflect the non-repeat of reserve releases in all geographic segments that occurred in the first quarter of 2014.

As shown below the chart, favorable lease residual performance due to higher auction values in North America contributed to the higher pre-tax profit compared with fourth quarter 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the periods ended March 31 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	First Quarter
	2015	2014	2015 Over/(Under) 2014
Income before income taxes
North America Segment	$379	$378	$1
International Segment	129	132	(3)
Unallocated risk management	(25)	(11)	(14)
Income before income taxes	$483	$499	$(16)

North America Segment

The North America Segment pre-tax profit is largely unchanged. Higher volume and mix, driven by an increase in leasing and consumer finance receivables, was offset by higher credit losses and lower financing margin. The higher credit losses were primarily driven by the non-repeat of reserve releases in the first quarter of 2014, while the lower financing margin was primarily driven by lower portfolio pricing.

International Segment

The International Segment pre-tax profit is largely unchanged. Higher volume and mix, driven by an increase in all products, was offset by lower financing margin, driven by lower portfolio pricing, and the adverse effects on international operations of the strong U.S. dollar.

Unallocated Risk Management

The change in unallocated risk management reflects net losses related to market valuation adjustments to derivatives. For additional information, see Notes 7 and 12 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the periods ended March 31 were as follows (in thousands):

	First Quarter
	2015	2014
North America Segment
United States	295	284
Canada	28	24
Total North America Segment	323	308
International Segment
Europe	128	112
Asia Pacific	26	28
Latin America	5	6
Total International Segment	159	146
Total contract placement volume	482	454

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

Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe for the periods ended March 31:

	First Quarter
	2015	2014
United States
Financing share
Retail installment and lease	45%	44%
Wholesale	76	76
Europe
Financing share
Retail installment and lease	35%	34%
Wholesale	98	98

North America Segment

The increase in North America Segment contract placement volume for the first quarter primarily reflects higher industry volume. Retail installment and lease financing share in the United States was up one percentage point.

International Segment

The increase in International Segment contract placement volume, driven by Europe, reflects higher industry volume, higher Ford share, and an increase in retail installment and lease financing share. Retail installment and lease financing share in Europe was up one percentage point.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2015	December 31, 2014
Net Receivables
Finance receivables - North America Segment
Consumer retail financing	$43.7	$44.1
Non-consumer: Dealer financing (a)	22.5	22.5
Non-consumer: Other	0.9	1.0
Total finance receivables - North America Segment (b)	$67.1	$67.6

Finance receivables - International Segment
Consumer retail financing	$11.5	$11.8
Non-consumer: Dealer financing (a)	9.5	9.3
Non-consumer: Other	0.4	0.3
Total finance receivables - International Segment (b)	$21.4	$21.4

Unearned interest supplements	(1.7)	(1.8)
Allowance for credit losses	(0.3)	(0.3)
Finance receivables, net	$86.5	$86.9

Net investment in operating leases (b)	22.0	21.5
Total net receivables	$108.5	$108.4

Managed Receivables
Total net receivables	$108.5	$108.4
Unearned interest supplements and residual support	3.8	3.9
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.2	0.1
Total managed receivables	$112.9	$112.8
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory. For additional information, see Note 2 of our Notes to the Financial Statements.

(b)
At March 31, 2015 and December 31, 2014, includes consumer receivables before allowance for credit losses of $25.9 billion and $24.4 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.3 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2015 and December 31, 2014, includes net investment in operating leases before allowance for credit losses of $10.1 billion and $9.6 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2014 10-K Report and Note 5 of our Notes to the Financial Statements for the period ended March 31, 2015.

Managed receivables at March 31, 2015 were unchanged from year-end 2014. We had growth in all products in all geographic segments, which was offset by the exchange rate impact of a strong U.S. dollar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables and operating leases as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2014 Form 10-K Report.

Most of our charge-offs are related to retail finance and operating lease contracts. Charge-offs are affected by the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail finance and operating lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2014 Form 10-K Report.

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At March 31, 2015 and December 31, 2014, we classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in our portfolio as higher risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

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

FORD CREDIT

WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils)

$52
$33
$48
$76
$62
1Q 2014
2Q 2014
3Q 2014
4Q 2014
1Q 2015

Retail and Lease

$55	$31	$48	$77	$65

(ii) Loss-to-Receivables Ratio (LTR)

0.20%
0.12%
0.17%
0.27%
0.22%
1Q 2014
2Q 2014
3Q 2014
4Q 2014
1Q 2015

(iii) Credit Loss Reserve (Mils) and (iv) Reserve as a Pct. of EOP Managed Receivables

0.34%
0.32%
0.32%
0.32%
0.31%
$358
$353
$356
$359
$355
1Q 2014
2Q 2014
3Q 2014
4Q 2014
1Q 2015

We continue to experience historically low levels of credit losses. The first quarter LTR of 22 basis points is well below the 10-year average of 46 basis points.

Year-over-year charge-offs were up $10 million and LTR was up two basis points.

Quarter-over-quarter charge-offs and LTR were down, primarily reflecting the non-repeat of an incremental loss recognized on previously impaired receivables in Europe.

The credit loss reserve at $355 million is largely unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Retail Installment and Operating Lease

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 74% of our worldwide consumer portfolio at March 31, 2015.

FORD CREDIT
U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies*

0.16%
0.12%
0.15%
0.14%
0.13%
1Q 2014
2Q 2014
3Q 2014
4Q 2014
1Q 2015

New Bankruptcy Filings (000)

1Q 2014	2Q 2014	3Q 2014	4Q 2014	1Q 2015
3	4	4	3	3

Repossessions (000)

Repo. Ratio
1.12%
0.98%
1.07%
1.06%
1.00%
7
6
7
8
7
1Q 2014
2Q 2014
3Q 2014
4Q 2014
1Q 2015

Severity**

$7,700
$7,300
$8,100
$8,600
$8,300
1Q 2014
2Q 2014
3Q 2014
4Q 2014
1Q 2015

Charge-Offs (Mils) and LTR (%)

LTR
0.35%
0.13%
0.23%
0.36%
0.33%
$45
$18
$32
$51
$47
1Q 2014
2Q 2014
3Q 2014
4Q 2014
1Q 2015

* Excluding bankruptcies

Over-60-day delinquencies remain consistently low at 0.13%, down three basis points from a year ago and down one basis point from fourth quarter 2014.

Repossessions in the first quarter were 7,000 units, or 1% of average accounts outstanding, down 12 basis points from a year ago and down six basis points from fourth quarter 2014. The repossession ratio of 1% represents our lowest first quarter result on record.

Severity of $8,300 in the first quarter was $600 higher than the same period a year ago. Of this increase, $400 reflects a change to include certain repossession expenses in charge-offs that were previously recorded as operating costs. Excluding this change, severity was $200 higher than a year ago.

Quarter-over-quarter severity declined $300. Excluding the repossession expenses noted above, severity declined $700, primarily reflecting improved auction values.

First quarter charge-offs were up $2 million and LTR was down two basis points from the prior year. Both charge-offs and LTR were down from the fourth quarter.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2014 Form 10-K Report.

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show return volumes and auction values at constant first quarter 2015 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 88% of our total net investment in operating leases at March 31, 2015.

FORD CREDIT
U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
60
40
12
8
50
30
13
7
44
24
12
8
35
20
9
6
44
23
15
6
1Q 2014
2Q 2014
3Q 2014
4Q 2014
1Q 2015

U.S. Return Rates				
82%	75%	75%	77%	77%

Auction Values (At 1Q 2015 Mix)

24-Month
$19,210
$19,505
$18,995
$18,580
$20,125
$17,910
$18,035
$17,320
$17,155
$18,425
36-Month
1Q 2014
2Q 2014
3Q 2014
4Q 2014
1Q 2015

Worldwide Net Investment in Operating Leases (Bils)				
$18.8	$19.9	$20.9	$21.5	$22.0

In the first quarter, lease return volume was lower than the same period a year ago, reflecting fewer 24-month lease placements in 2013 relative to 2012. Return rates have been generally consistent over the period.

In the first quarter, our auction values for 24-month contracts increased by $915 and 36-month auction values increased by $515 compared with the same period last year; this trend compares well with the available industry data. Both our 24-month and 36-month auction values increased from the fourth quarter, consistent with normal seasonality.

Our worldwide net investment in operating leases was $22.0 billion at the end of the first quarter, up $0.5 billion from year-end 2014.

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

There have been no rating actions taken by these NRSROs since the filing of our 2014 Form 10-K Report.

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

Public Term Funding Plan

The following table shows our planned issuances for full-year 2015, and our global public term funding issuances through April 27, 2015, and for full-year 2014 and 2013 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2015
	Full-Year Forecast		Through April 27	2014 Actual	2013 Actual
Unsecured	$12	-15	$5	$13	$11
Securitizations (a)	13	-16	5	15	14
Total	$25	-31	$10	$28	$25
__________

(a)	Includes Rule 144A offerings.

Through April 27, 2015, we completed about $10 billion of funding in the public term markets, split about equally between unsecured debt and asset-backed security (“ABS”) transactions. We completed our second ABS transaction in China of RMB 3 billion. This transaction is a significant step in our continued progress of implementing our funding strategy to be more capital markets focused.

For 2015, the forecasted ranges are unchanged from prior guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FORD CREDIT
FUNDING STRUCTURE

Funding of Managed Receivables (Bils)

$103
$113
$113
$123 - 128
Commercial Paper
Ford Interest Advantage*
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
$5
$5
$43
$45
$5
$11
$11
$2
$6
$43
$55
$5
$11
$9
$2
$6
$45
$56
$6
$11
$13
~$3
~$5
$47-49
$59-63
~$6
~$12
$9-10
Year-End 2013
Year-End 2014
1Q 2015
Year-End 2015 Fcst.
Securitized Funding as Pct. of Managed Receivables
44%
38%
40%
37-39%

* The Ford Interest Advantage program consists of our floating rate demand notes

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

At the end of the first quarter, managed receivables were $113 billion, and we ended the quarter with about $13 billion in cash. Securitized funding was 40% of managed receivables.

We are projecting 2015 year-end managed receivables of $123 billion to $128 billion and securitized funding as a percentage of managed receivables in the range of 37% to 39%. We continue to expect this percentage to decline over time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity Sources

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and committed capacity (which includes our credit facilities and asset-backed lines), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund). Net liquidity available for use is defined as gross liquidity less certain adjustments for asset-backed capacity in excess of eligible receivables and cash related to FordREV, which can be accessed through future sales of receivables. While not included in available liquidity, these adjustments represent additional funding sources for future originations.

The following table shows our liquidity sources and utilization (in billions):

	March 31, 2015	December 31, 2014
Liquidity Sources
Cash (a)	$13.0	$8.9
Committed ABS lines (b)	31.9	33.7
FCE/Other unsecured credit facilities	1.6	1.6
Ford revolving credit facility allocation	2.0	2.0
Total liquidity sources	$48.5	$46.2

Utilization of Liquidity
Securitization cash (c)	$(2.6)	$(2.4)
Committed ABS lines	(15.8)	(15.3)
FCE/Other unsecured credit facilities	(0.4)	(0.4)
Ford revolving credit facility allocation	—	—
Total utilization of liquidity	$(18.8)	$(18.1)
Gross liquidity	$29.7	$28.1
Adjustments (d)	(1.8)	(1.6)
Net liquidity available for use	$27.9	$26.5
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Committed ABS lines are subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

As of March 31, 2015, our liquidity remains strong at $27.9 billion, an increase of $1.4 billion from year-end 2014. Our sources of liquidity include cash, committed asset-backed lines, unsecured credit facilities, and the corporate revolver allocation. As of March 31, our liquidity sources including cash totaled $48.5 billion, up $2.3 billion from year-end, reflecting higher cash balances to meet our near term debt maturities. We are focused on maintaining a strong liquidity position to meet our business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2015, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $13.0 billion, compared with $8.9 billion at year-end 2014.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $2.6 billion and $2.4 billion at March 31, 2015 and December 31, 2014, respectively.

Committed Capacity. At March 31, 2015, our committed capacity totaled $35.5 billion, compared with $37.3 billion at December 31, 2014. Our committed capacity is primarily comprised of committed ABS lines from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under Ford’s revolving credit facility (as defined below).

Committed ABS Lines. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $31.9 billion ($17.7 billion of retail financing, $7.4 billion of wholesale financing, and $6.8 billion of operating lease assets) at March 31, 2015, of which $4.5 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $13.8 billion (of which $3.5 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities through 2017. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At March 31, 2015, $15.8 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Unsecured Credit Facilities. At March 31, 2015, we and our majority-owned subsidiaries had $3.6 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s revolving credit facility (as defined below). At March 31, 2015, $3.2 billion was available for use.

FCE has a £760 million (equivalent to $1.1 billion at March 31, 2015) syndicated credit facility (the “FCE Credit Agreement”) that matures in 2017. At March 31, 2015, $843 million was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

At March 31, 2015, lenders under Ford’s Second Amended and Restated Credit Agreement dated as of April 30, 2014 (“Ford’s revolving credit facility”) had commitments totaling $12.2 billion, with about $9 billion maturing on April 30, 2019 and about $3 billion maturing on April 30, 2017. Ford has allocated $2 billion of commitments to us under Ford’s revolving credit facility to grow our overall liquidity, supporting growth and expanded funding programs. At March 31, 2015, all $2 billion was available for use.

Although not yet complete, Ford is in the process of amending its revolving credit facility. When complete, Ford would expect the total facility to increase to $13.4 billion and the respective maturity dates to be extended by one year. The amendment would also provide for two new sub-facilities denominated in Brazilian real and Chinese renminbi, respectively. When completed, Ford intends to allocate the commitments under the renminbi sub-facility (initially the equivalent of $1 billion) to us, in addition to the $2 billion of commitments Ford previously allocated to us, on an irrevocable and exclusive basis. The closing will occur during the second quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity Risks

Refer to the “Funding and Liquidity” section of Item 7 of Part II of our 2014 Form 10-K Report for a list of factors that could affect our liquidity and information on our stress testing.

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	March 31, 2015	December 31, 2014
Total debt (a)	$109.1	$105.0
Equity	11.2	11.4
Financial statement leverage (to 1)	9.8	9.2
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	March 31, 2015	December 31, 2014
Total debt (a)	$109.1	$105.0
Adjustments for cash (b)	(13.0)	(8.9)
Adjustments for derivative accounting (c)	(0.7)	(0.4)
Total adjusted debt	$95.4	$95.7

Equity	$11.2	$11.4
Adjustments for derivative accounting (c)	(0.4)	(0.4)
Total adjusted equity	$10.8	$11.0
Managed leverage (to 1) (d)	8.8	8.7
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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At March 31, 2015, our managed leverage was 8.8:1, compared with 8.7:1 at December 31, 2014. For information on our planned distributions, refer to the “Outlook” section below.

Outlook

For the full year, we continue to expect pre-tax profit to be equal to or higher than 2014, year-end managed receivables of $123 billion to $128 billion, and distributions to our parent of about $250 million.

We now expect managed leverage at the upper end of our range of 8:1 to 9:1 in the near term because of the translation impact of the strong U.S. dollar.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2014 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended March 31, 2015 and 2014 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

In our 2014 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2015, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $11 million over the next 12 months, compared with a decrease of $46 million at December 31, 2014. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Ford Motor Credit Company LLC has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	April 28, 2015

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated April 28, 2015, relating to financial information.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Items 2 - 4 of Part I and Item 2 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.