Form 10-Q
period 2015-06-30
FORD MOTOR CREDIT CO LLC
filed 2015-07-28
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

or

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

Exhibit Index begins on page 44

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2015

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended June 30,
	2015	2014	2015	2014
	Second Quarter		First Half
		(unaudited)
Financing revenue
Operating leases	$1,184	$1,001	$2,304	$1,967
Retail financing	685	691	1,370	1,387
Dealer financing	374	424	748	817
Other	14	21	32	42
Total financing revenue	2,257	2,137	4,454	4,213
Depreciation on vehicles subject to operating leases	(858)	(742)	(1,674)	(1,447)
Interest expense	(599)	(673)	(1,237)	(1,339)
Net financing margin	800	722	1,543	1,427
Other revenue
Insurance premiums earned	34	31	65	63
Other income, net (Note 11)	47	66	101	117
Total financing margin and other revenue	881	819	1,709	1,607
Expenses
Operating expenses	269	281	541	531
Provision for credit losses (Note 4)	72	27	139	58
Insurance expenses	34	77	40	85
Total expenses	375	385	720	674
Income before income taxes	506	434	989	933
Provision for income taxes	166	170	343	357
Net income	$340	$264	$646	$576

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2015	2014	2015	2014
	Second Quarter		First Half
		(unaudited)
Net income	$340	$264	$646	$576
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	196	85	(286)	3
Total other comprehensive income/(loss), net of tax	196	85	(286)	3
Comprehensive income/(loss)	536	349	360	579
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	1	—
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$536	$349	$359	$579

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$6,767	$6,179
Marketable securities	3,806	3,258
Finance receivables, net (Note 2)	89,543	86,915
Net investment in operating leases (Note 3)	23,383	21,518
Notes and accounts receivable from affiliated companies	711	778
Derivative financial instruments (Note 7)	823	859
Other assets (Note 8)	2,566	2,601
Total assets	$127,599	$122,108

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,204	$1,148
Affiliated companies	608	330
Total accounts payable	1,812	1,478
Debt (Note 9)	109,521	105,037
Deferred income taxes	2,527	1,849
Derivative financial instruments (Note 7)	378	167
Other liabilities and deferred income (Note 8)	1,662	2,210
Total liabilities	115,900	110,741

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income (Note 10)	(127)	160
Retained earnings	6,598	5,980
Total shareholder’s interest attributable to Ford Motor Credit Company	11,698	11,367
Shareholder’s interest attributable to noncontrolling interests	1	—
Total shareholder’s interest	11,699	11,367
Total liabilities and shareholder’s interest	$127,599	$122,108

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$2,355	$2,094
Finance receivables, net	43,563	39,522
Net investment in operating leases	11,878	9,631
Derivative financial instruments	55	27

LIABILITIES
Debt	$40,595	$37,156
Derivative financial instruments	30	22

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income (Note 10)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2014	$5,227	$160	$5,980	$11,367	$—	$11,367
Net income	—	—	646	646	—	646
Other comprehensive income/(loss), net of tax	—	(287)	—	(287)	1	(286)
Distributions to parent	—	—	(28)	(28)	—	(28)
Balance at June 30, 2015	$5,227	$(127)	$6,598	$11,698	$1	$11,699

Balance at December 31, 2013	$5,217	$717	$4,670	$10,604	$—	$10,604
Net income	—	—	576	576	—	576
Other comprehensive income/(loss), net of tax	—	3	—	3	—	3
Distributions to parent	—	—	(28)	(28)	—	(28)
Balance at June 30, 2014	$5,217	$720	$5,218	$11,155	$—	$11,155

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2015	2014
	First Half
	(unaudited)
Cash flows from operating activities
Net income	$646	$576
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	139	58
Depreciation and amortization	2,088	1,842
Amortization of upfront interest supplements	(515)	(498)
Net change in deferred income taxes	696	238
Net change in other assets	(67)	292
Net change in other liabilities	(147)	(36)
All other operating activities	29	(17)
Net cash provided by/(used in) operating activities	2,869	2,455

Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(18,208)	(16,684)
Collections of finance receivables (excluding wholesale and other)	15,625	15,029
Purchases of operating lease vehicles	(6,882)	(6,357)
Liquidations of operating lease vehicles	3,219	3,246
Net change in wholesale receivables and other	(1,251)	(3,129)
Net change in notes receivable from affiliated companies	(1)	30
Purchases of marketable securities	(6,699)	(7,003)
Proceeds from sales and maturities of marketable securities	6,143	5,898
Settlements of derivatives	163	(62)
All other investing activities	40	44
Net cash provided by/(used in) investing activities	(7,851)	(8,988)

Cash flows from financing activities
Proceeds from issuances of long-term debt	24,331	22,655
Principal payments on long-term debt	(18,781)	(15,228)
Change in short-term debt, net	288	(3,393)
Cash distributions to parent	(28)	(28)
All other financing activities	(56)	(66)
Net cash provided by/(used in) financing activities	5,754	3,940
Effect of exchange rate changes on cash and cash equivalents	(184)	(6)

Net increase/(decrease) in cash and cash equivalents	$588	$(2,599)

Cash and cash equivalents at January 1	$6,179	$9,424
Net increase/(decrease) in cash and cash equivalents	588	(2,599)
Cash and cash equivalents at June 30	$6,767	$6,825

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

Adoption of New Accounting Standards
Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures. On January 1, 2015, we adopted the new accounting standard that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new standard also requires additional disclosures for certain transfers of financial assets with agreements that both entitle and obligate the transferor to repurchase the transferred assets from the transferee. The adoption of this accounting standard did not impact our financial statements or financial statement disclosures.

Accounting Standards Issued But Not Yet Adopted

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes virtually all present U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards, as well as additional disclosures. The FASB has voted to approve a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The new accounting standard is expected to have an impact to our income statement, balance sheet, and financial statement disclosures and we are reviewing our arrangements to evaluate the impact and method of adoption.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

The FASB also issued the following standards, none of which are expected to have a material impact to our financial statements or financial statement disclosures.

Standard		Effective Date
2015-09	Insurance - Disclosures about Short-Duration Contracts	January 1, 2016
2015-07	Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)	January 1, 2016
2015-05	Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	January 1, 2016
2015-03	Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs	January 1, 2016
2015-02	Consolidation - Amendments to the Consolidation Analysis	January 1, 2016
2015-01	Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	January 1, 2016
2014-16	Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity	January 1, 2016
2014-13	Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity	January 1, 2016
2014-12	Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period	January 1, 2016
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2015-11	Inventory - Simplifying the Measurement of Inventory	January 1, 2017

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES

We segment finance receivables into “consumer” and “non-consumer” receivables. The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	June 30, 2015	December 31, 2014
Consumer
Retail financing, gross (a)	$57,646	$55,856
Less: Unearned interest supplements (b)	(1,739)	(1,760)
Consumer finance receivables	55,907	54,096

Non-Consumer
Dealer financing (a)(c)	32,757	31,875
Other financing	1,214	1,265
Non-Consumer finance receivables	33,971	33,140

Total recorded investment (d)	$89,878	$87,236

Recorded investment in finance receivables (d)	$89,878	$87,236
Less: Allowance for credit losses (e)	(335)	(321)
Finance receivables, net	$89,543	$86,915

Net finance receivables subject to fair value (f)	$87,773	$85,242
Fair value	89,062	86,715
__________

(a)
At June 30, 2015 and December 31, 2014, includes consumer receivables of $26.9 billion and $24.4 billion, respectively, and non-consumer receivables of $23.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

(b)	Ford-sponsored special financing programs attributable to retail financing.

(c)
At June 30, 2015 and December 31, 2014, includes $664 million and $535 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(d)	At June 30, 2015 and December 31, 2014, excludes $185 million and $192 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

(e)	See Note 4 for additional information related to our allowance for credit losses.

(f)
At June 30, 2015 and December 31, 2014, excludes $1.8 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $13 million and $17 million at June 30, 2015 and December 31, 2014, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and $3 million at June 30, 2015 and December 31, 2014, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	June 30, 2015	December 31, 2014
Consumer
31-60 days past due	$566	$718
61-90 days past due	85	97
91-120 days past due	23	29
Greater than 120 days past due	39	52
Total past due	713	896
Current	55,194	53,200
Consumer finance receivables	55,907	54,096

Non-Consumer
Total past due	110	117
Current	33,861	33,023
Non-Consumer finance receivables	33,971	33,140

Total recorded investment	$89,878	$87,236

Credit Quality

Consumer Segment

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

Non-Consumer Segment

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	June 30, 2015	December 31, 2014
Dealer financing
Group I	$24,738	$23,641
Group II	6,510	6,360
Group III	1,406	1,787
Group IV	103	87
Total recorded investment	$32,757	$31,875

Other financing receivables are excluded from our credit quality reporting since the performance of this group of receivables is generally guaranteed by Ford.

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at June 30, 2015 and December 31, 2014 was $380 million, or 0.7% of consumer receivables, and $415 million, or 0.8% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at June 30, 2015 and December 31, 2014 was $126 million, or 0.4% of non-consumer receivables, and $110 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	June 30, 2015	December 31, 2014
Vehicles, at cost, including acquisition costs	$27,326	$24,952
Less: Accumulated depreciation	(3,898)	(3,396)
Net investment in operating leases before allowance for credit losses (a)	23,428	21,556
Less: Allowance for credit losses	(45)	(38)
Net investment in operating leases	$23,383	$21,518
__________

(a)
At June 30, 2015 and December 31, 2014, includes net investment in operating leases of $11.9 billion and $9.6 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. See Note 5 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended June 30 (in millions) was as follows:

	Second Quarter 2015
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$301	$13	$314	$41	$355
Charge-offs	(70)	(2)	(72)	(26)	(98)
Recoveries	31	1	32	16	48
Provision for credit losses	57	—	57	15	72
Other (a)	3	1	4	(1)	3
Ending balance	$322	$13	$335	$45	$380

	First Half 2015
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$305	$16	$321	$38	$359
Charge-offs	(150)	(1)	(151)	(56)	(207)
Recoveries	61	3	64	31	95
Provision for credit losses	110	(4)	106	33	139
Other (a)	(4)	(1)	(5)	(1)	(6)
Ending balance	$322	$13	$335	$45	$380

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$303	$13	$316	$45	$361
Specific impairment allowance	19	—	19	—	19
Ending balance	322	13	335	45	$380

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	55,527	33,845	89,372	23,428
Specifically evaluated for impairment	380	126	506	—
Recorded investment	55,907	33,971	89,878	23,428

Ending balance, net of allowance for credit losses	$55,585	$33,958	$89,543	$23,383
__________

(a)	Primarily represents amounts related to translation adjustments.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	June 30, 2015
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.5	$21.3	$0.1	$21.2	$19.5
Wholesale financing	0.3	22.4	—	22.4	13.2
Finance receivables	1.8	43.7	0.1	43.6	32.7
Net investment in operating leases	0.6	11.9	—	11.9	7.9
Total VIE	$2.4	$55.6	$0.1	$55.5	$40.6

Non-VIE
Retail financing	$0.3	$5.6	$—	$5.6	$5.2
Wholesale financing	—	0.7	—	0.7	0.7
Finance receivables	0.3	6.3	—	6.3	5.9
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.3	$—	$6.3	$5.9

Total securitization transactions
Retail financing	$1.8	$26.9	$0.1	$26.8	$24.7
Wholesale financing	0.3	23.1	—	23.1	13.9
Finance receivables	2.1	50.0	0.1	49.9	38.6
Net investment in operating leases	0.6	11.9	—	11.9	7.9
Total securitization transactions	$2.7	$61.9	$0.1	$61.8	$46.5
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

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

NOTE 6. VARIABLE INTEREST ENTITIES

VIEs of Which We Are the Primary Beneficiary

We use special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs as we have determined we have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant. The asset-backed securities are backed by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and rights to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $64 million and $66 million at June 30, 2015 and December 31, 2014, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2015	2014	2015	2014
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$89	$72	$177	$141
Ineffectiveness (a)	(10)	5	(4)	10
Derivatives not designated as hedging instruments
Interest rate contracts	(18)	(9)	(61)	(27)
Foreign currency exchange contracts	(65)	(25)	—	(30)
Cross-currency interest rate swap contracts	(77)	(11)	12	(16)
Total	$(81)	$32	$124	$78
__________

(a)
For the second quarter and first half of 2015, hedge ineffectiveness reflects the net change in fair value on derivatives of $249 million loss and $28 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $239 million gain and $24 million gain, respectively. For the second quarter and first half of 2014, hedge ineffectiveness reflects the net change in fair value on derivatives of $162 million gain and $267 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $157 million loss and $257 million loss, respectively.

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

The notional amount and estimated fair value of our derivative financial instruments were as follows (in millions):

	June 30, 2015			December 31, 2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$24,202	$572	$38	$23,203	$602	$38
Derivatives not designated as hedging instruments
Interest rate contracts	57,897	157	132	56,558	168	89
Foreign currency exchange contracts (a)	1,265	—	41	1,527	18	1
Cross-currency interest rate swap contracts	2,403	94	167	2,425	71	39
Total derivative financial instruments, gross	$85,767	823	378	$83,713	859	167
Counterparty netting and collateral (b)		(161)	(161)		(136)	(136)
Total derivative financial instruments, net		$662	$217		$723	$31
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	At June 30, 2015 and December 31, 2014, we did not receive or pledge any cash collateral.

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

Other assets were as follows (in millions):

	June 30, 2015	December 31, 2014
Accrued interest and other non-finance receivables	$924	$921
Collateral held for resale, at net realizable value	347	382
Restricted cash (a)	74	130
Deferred charges	280	268
Deferred charges – income taxes	177	185
Prepaid reinsurance premiums and other reinsurance receivables	435	401
Investment in non-consolidated affiliates	146	141
Property and equipment, net of accumulated depreciation (b)	127	120
Other	56	53
Total other assets	$2,566	$2,601
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $333 million and $326 million at June 30, 2015 and December 31, 2014, respectively.

Other liabilities and deferred income were as follows (in millions):

	June 30, 2015	December 31, 2014
Interest payable	$526	$587
Tax related payables to Ford and affiliated companies	139	625
Unrecognized tax benefits	97	91
Unearned insurance premiums	447	410
Other	453	497
Total other liabilities and deferred income	$1,662	$2,210

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Interest rates and debt outstanding were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	June 30, 2015	December 31, 2014	2015	2014	2015	2014
Short-term debt
Unsecured debt
Floating rate demand notes	$5,651	$5,559
Commercial paper	1,813	1,651
Other short-term debt	2,370	2,564
Asset-backed debt	1,583	1,377
Total short-term debt	11,417	11,151	1.7%	1.9%	1.8%	1.9%
Long-term debt
Unsecured debt
Notes payable within one year	8,581	9,102
Notes payable after one year	44,238	42,488
Asset-backed debt (a)
Notes payable within one year	17,354	16,722
Notes payable after one year	27,591	25,197
Unamortized discount	(41)	(51)
Fair value adjustments (b)	381	428
Total long-term debt	98,104	93,886	2.4%	2.7%	2.5%	2.8%
Total debt	$109,521	$105,037	2.3%	2.6%	2.4%	2.7%

Fair value of debt (c)	$111,119	$107,190
__________

(a)
Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

(b)	Adjustments related to designated fair value hedges of unsecured debt.

(c)
The fair value of debt includes $9.8 billion and $9.8 billion of short-term debt at June 30, 2015 and December 31, 2014, respectively, carried at cost, which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the balance of Accumulated Other Comprehensive Income (“AOCI”) attributable to Ford Credit for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2015	2014	2015	2014
Foreign currency translation
Beginning balance	$(323)	$635	$160	$717
Net gain/(loss) on foreign currency translation	196	85	(287)	3
Other comprehensive income/(loss), net of tax	196	85	(287)	3
Ending balance	$(127)	$720	$(127)	$720

Total AOCI ending balance at June 30	$(127)	$720	$(127)	$720

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2015	2014	2015	2014
Gains/(Losses) on derivatives	$(170)	$(40)	$(55)	$(63)
Currency revaluation gains/(losses)	140	31	(11)	38
Interest and investment income	20	15	45	29
Insurance fee income	22	15	38	41
Other	35	45	84	72
Total other income, net	$47	$66	$101	$117

NOTE 12. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are remeasured and presented on our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment. We did not have any material nonrecurring fair value items. There have been no changes to the types of inputs used or valuation techniques since year end.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents-financial instruments
Non-U.S. government and agencies	$—	$419	$419	$—	$341	$341
Corporate debt	—	50	50	—	10	10
Total cash equivalents-financial instruments (a)	—	469	469	—	351	351
Marketable securities
U.S. government and agencies	669	700	1,369	17	1,251	1,268
Non-U.S. government and agencies	—	630	630	—	405	405
Corporate debt	—	1,780	1,780	—	1,555	1,555
Other marketable securities	—	27	27	—	30	30
Total marketable securities	669	3,137	3,806	17	3,241	3,258
Derivative financial instruments
Derivative financial instruments (b)	—	823	823	—	859	859
Total assets at fair value	$669	$4,429	$5,098	$17	$4,451	$4,468

Liabilities
Derivative financial instruments (b)	$—	$378	$378	$—	$167	$167
Total liabilities at fair value	$—	$378	$378	$—	$167	$167
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $3.9 billion and $3.8 billion at June 30, 2015 and December 31, 2014, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.4 billion and $2.0 billion at June 30, 2015 and December 31, 2014, respectively.

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

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
Second Quarter 2015
Total revenue (b)	$1,951	$400	$(13)	$—	$(13)	$2,338
Income before income taxes	406	113	(13)	—	(13)	506
Other disclosures
Depreciation on vehicles subject to operating leases	849	9	—	—	—	858
Interest expense	448	151	—	—	—	599
Provision for credit losses	60	12	—	—	—	72

Second Quarter 2014
Total revenue (b)	$1,818	$419	$(3)	$—	$(3)	$2,234
Income before income taxes	317	120	(3)	—	(3)	434
Other disclosures
Depreciation on vehicles subject to operating leases	732	10	—	—	—	742
Interest expense	511	162	—	—	—	673
Provision for credit losses	17	10	—	—	—	27

First Half 2015
Total revenue (b)	$3,848	$810	$(38)	$—	$(38)	$4,620
Income before income taxes	785	242	(38)	—	(38)	989
Other disclosures
Depreciation on vehicles subject to operating leases	1,660	14	—	—	—	1,674
Interest expense	930	307	—	—	—	1,237
Provision for credit losses	115	24	—	—	—	139
Net finance receivables and net investment in operating leases	94,831	22,726	—	(4,631)	(4,631)	112,926
Total assets	100,475	27,124	—	—	—	127,599

First Half 2014
Total revenue (b)	$3,587	$820	$(14)	$—	$(14)	$4,393
Income before income taxes	695	252	(14)	—	(14)	933
Other disclosures
Depreciation on vehicles subject to operating leases	1,427	20	—	—	—	1,447
Interest expense	1,023	316	—	—	—	1,339
Provision for credit losses	46	12	—	—	—	58
Net finance receivables and net investment in operating leases	87,583	22,992	—	(3,982)	(3,982)	106,593
Total assets	93,367	27,074	—	—	—	120,441
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

The maximum potential payments under these guarantees and limited indemnities totaled $83 million and $107 million at June 30, 2015 and December 31, 2014, respectively. Of these values, $77 million and $101 million at June 30, 2015 and December 31, 2014, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at June 30, 2015 and December 31, 2014, respectively.

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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014 and the consolidated statements of shareholder’s interest and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholder’s interest, and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
July 28, 2015

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

•	Exchange – Reflects changes in pre-tax results driven by the effects of converting functional currency income to U.S. dollars and is reflected in all lines on the income statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Other – Primarily includes Operating expenses, Other revenue, and Insurance expenses on the income statement at prior period exchange rates.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

Second Quarter 2015 Compared with Second Quarter 2014

Our net income was $340 million in the second quarter of 2015, compared with $264 million a year ago. On a pre-tax basis, we earned $506 million in the second quarter of 2015, compared with $434 million a year ago. The following chart shows the factors that contributed to the higher pre-tax profit:

FORD CREDIT

2Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$72
$434
$506
$106
$(8)
$(49)
$17
$(31)
$37
2Q 2014
2Q 2015
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

		2Q 2015	Volume / Mix	Financing Margin	Credit Loss	Lease Residual	Exchange	Other
B / (W) 1Q 2015		$23	$24	$38	$(6)	$(5)	$(6)	$(22)

Receivables (Bils)	2Q 2014	2Q 2015
Net*	$107	$113
Managed**	111	118

* Net receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit's balance sheet

** Managed receivables equal net receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation)

In the second quarter, Ford Credit continued to demonstrate solid growth supporting Ford. Origination practices continue to be consistent, and costs remain well controlled and in line with expectations.

Pre-tax profit improved compared with a year ago as a result of favorable volume and mix, reflecting primarily higher consumer finance receivables in all geographic segments and an increase in leasing in North America.

We also benefited from the non-recurrence of unusually high insurance losses from storm damage to dealer inventory last year, which is included in Other.

Higher credit losses were a partial offset, reflecting an increase in the reserve and higher charge-offs in North America.

As shown below the chart, pre-tax profit was largely unchanged compared with the first quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the periods ended June 30 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	Second Quarter			First Half
	2015	2014	2015 Over/(Under) 2014	2015	2014	2015 Over/(Under) 2014
Income before income taxes
North America Segment	$406	$317	$89	$785	$695	$90
International Segment	113	120	(7)	242	252	(10)
Unallocated risk management	(13)	(3)	(10)	(38)	(14)	(24)
Income before income taxes	$506	$434	$72	$989	$933	$56

North America Segment

The North America Segment’s higher pre-tax profit for the second quarter and first half of 2015 is explained by favorable volume and mix and the non-recurrence of unusually high insurance losses from storm damage to dealer inventory last year. Favorable volume and mix primarily reflect an increase in leasing and higher consumer finance receivables. A partial offset was higher credit losses, reflecting an increase in the reserve and higher charge-offs.

International Segment

The International Segment pre-tax profit is largely unchanged for the second quarter and first half of 2015. Favorable volume and mix, driven by an increase in all products, was offset primarily by the adverse effects on international operations of the strong U.S. dollar and lower financing margin, driven by lower portfolio pricing.

Unallocated Risk Management

The change in unallocated risk management reflects higher net losses related to market valuation adjustments to derivatives. For additional information, see Notes 7 and 12 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the periods ended June 30 were as follows (in thousands):

	Second Quarter		First Half
	2015	2014	2015	2014
North America Segment
United States	334	306	629	590
Canada	47	40	75	64
Total North America Segment	381	346	704	654
International Segment
Europe	134	120	262	232
Asia Pacific	21	25	47	54
Latin America	5	6	10	12
Total International Segment	160	151	319	298
Total contract placement volume	541	497	1,023	952

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

Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe for the periods ended June 30:

	Second Quarter		First Half
	2015	2014	2015	2014
United States
Financing share
Retail installment and lease	43%	40%	44%	42%
Wholesale	76	77	76	77
Europe
Financing share
Retail installment and lease	38%	36%	36%	35%
Wholesale	98	98	98	98

North America Segment

The increases in North America Segment contract placement volume for the second quarter and first half of 2015 primarily reflect higher retail installment and lease financing share. The higher financing share was driven by changes in Ford’s marketing programs.

International Segment

The increases in International Segment contract placement volume for the second quarter and first half of 2015, more than explained by Europe, primarily reflect increases in industry volume and retail installment and lease financing share. The higher financing share in Europe was driven by changes in Ford’s marketing programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2015	December 31, 2014
Net Receivables
Finance receivables - North America Segment
Consumer retail financing	$45.2	$44.1
Non-consumer: Dealer financing (a)	23.1	22.5
Non-consumer: Other	0.9	1.0
Total finance receivables - North America Segment (b)	69.2	67.6

Finance receivables - International Segment
Consumer retail financing	12.4	11.8
Non-consumer: Dealer financing (a)	9.6	9.3
Non-consumer: Other	0.4	0.3
Total finance receivables - International Segment (b)	22.4	21.4

Unearned interest supplements	(1.7)	(1.8)
Allowance for credit losses	(0.4)	(0.3)
Finance receivables, net	89.5	86.9

Net investment in operating leases (b)	23.4	21.5
Total net receivables	$112.9	$108.4

Managed Receivables
Total net receivables	$112.9	$108.4
Unearned interest supplements and residual support	4.0	3.9
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.3	0.1
Total managed receivables	$117.6	$112.8
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

(b)
At June 30, 2015 and December 31, 2014, includes consumer receivables before allowance for credit losses of $26.9 billion and $24.4 billion, respectively, and non-consumer receivables before allowance for credit losses of $23.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2015 and December 31, 2014, includes net investment in operating leases before allowance for credit losses of $11.9 billion and $9.6 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2014 Form 10-K Report and Note 5 of our Notes to the Financial Statements for the period ended June 30, 2015.

Managed receivables at June 30, 2015 increased from year-end 2014. We had growth in all products in all geographic segments, which was offset partially by the exchange rate impact of a strong U.S. dollar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables and operating leases as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2014 Form 10-K Report.

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

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At June 30, 2015 and December 31, 2014, we classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in our portfolio as higher risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

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

FORD CREDIT

WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils)

$33
$48
$76
$62
$50
2Q 2014
3Q 2014
4Q 2014
1Q 2015
2Q 2015

Retail and Lease				
$31	$48	$77	$65	$49

Loss-to-Receivables Ratio (LTR)

0.12%
0.17%
0.27%
0.22%
0.17%
2Q 2014
3Q 2014
4Q 2014
1Q 2015
2Q 2015

Credit Loss Reserve (Mils) and Reserve as a Pct. of EOP Managed Receivables

0.32%
0.32%
0.32%
0.31%
0.32%
$353
$356
$359
$355
$380
2Q 2014
3Q 2014
4Q 2014
1Q 2015
2Q 2015

We continue to experience historically low levels of credit losses. The second quarter LTR of 17 basis points is well below the 10-year average of 46 basis points.

Year-over-year charge-offs were up $17 million and LTR was up five basis points reflecting primarily higher defaults and higher severity in North America.

Quarter-over-quarter charge-offs were down $12 million and LTR was down five basis points, consistent with normal seasonality.

The reserve as a percent of managed receivables was about equal and was up $25 million on an absolute basis from the first quarter. Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivable levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Retail Installment and Operating Lease

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 73% of our worldwide consumer portfolio at June 30, 2015.

FORD CREDIT

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies*

0.12%
0.15%
0.14%
0.13%
0.10%
2Q 2014
3Q 2014
4Q 2014
1Q 2015
2Q 2015

New Bankruptcy Filings (000)

4	4	3	3	3

Repossessions (000)

Repo. Ratio
0.98%
1.07%
1.06%
1.00%
0.89%
6
7
8
7
6
2Q 2014
3Q 2014
4Q 2014
1Q 2015
2Q 2015

Severity**

$7,300
$8,100
$8,600
$8,300
$8,600
2Q 2014
3Q 2014
4Q 2014
1Q 2015
2Q 2015

Charge-Offs (Mils) and LTR (%)

LTR
0.13%
0.23%
0.36%
0.33%
0.22%
$18
$32
$51
$47
$33
2Q 2014
3Q 2014
4Q 2014
1Q 2015
2Q 2015

* Excluding bankruptcies

** In 2015, reflects a change to include certain repossession expenses in charge-offs

Over-60-day delinquencies remain consistently low at 0.10%, down two basis points from a year ago and down three basis points from first quarter 2015.

Repossessions continue at historically low levels. They were 6,000 units, or 0.89% of average accounts outstanding, down nine basis points from a year ago and down 11 basis points from first quarter 2015. This represents our lowest repossession ratio on record.

Severity of $8,600 in the second quarter was $1,300 higher than the same period a year ago. Of this increase, $900 primarily reflects higher amounts financed, higher balances at repossession with our growing number of new contracts, and longer term mix. The remainder reflects the change referenced in the chart above. Quarter-over-quarter severity increased by $300.

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

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show return volumes and auction values at constant second quarter 2015 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 87% of our total net investment in operating leases at June 30, 2015.

FORD CREDIT
U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
50
30
13
7
44
24
12
8
35
20
9
6
44
23
15
6
42
21
16
5
2Q 2014
3Q 2014
4Q 2014
1Q 2015
2Q 2015

U.S. Return Rates	2Q 2014	3Q 2014	4Q 2014	1Q 2015	2Q 2015
	75%	75%	77%	77%	70%

Auction Values (At 2Q 2015 Mix)

24-Month
$19,385
$18,825
$18,395
$20,105
$20,195
$17,800
$17,085
$16,940
$18,190
$18,415
36-Month
2Q 2014
3Q 2014
4Q 2014
1Q 2015
2Q 2015

Worldwide Net Investment in Operating Leases (Bils)	2Q 2014	3Q 2014	4Q 2014	1Q 2015	2Q 2015
	$19.9	$20.9	$21.5	$22.0	$23.4

In the second quarter, lease return volume was lower and the return rate was down five percentage points compared with the same period a year ago, reflecting fewer 24-month versus 36-month lease placements in 2013 relative to 2012.

Our auction values improved year-over-year and quarter-over-quarter, consistent with the industry.

Our worldwide net investment in operating leases was $23.4 billion at the end of the second quarter, up $1.9 billion from year-end 2014.

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

The following rating actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015:

•	On July 20, 2015, Fitch affirmed its rating for Ford Credit, and maintained a positive outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	R-3	Stable	BBB (low)
Fitch	BBB-	F3	Positive	BBB-
Moody’s	Baa3	P-3	Stable	Baa3
S&P (a)	BBB-	A-3	Stable	BBB-
__________

(a)	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford Credit, with a stable outlook.

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

Public Term Funding Plan

The following table shows our planned issuances for full-year 2015, and our global public term funding issuances through July 27, 2015, and for full-year 2014 and 2013 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2015
	Full-Year Forecast		Through July 27	2014 Actual	2013 Actual
Unsecured	$12	-15	$8	$13	$11
Securitizations (a)	13	-16	9	15	14
Total	$25	-31	$17	$28	$25
__________

(a)	Includes Rule 144A offerings.

Through July 27, 2015, we completed about $17 billion of funding in the public term markets, consisting of about $8 billion of unsecured debt in the United States, Canada, and Europe and about $9 billion of public asset-backed security (“ABS”) debt in the United States, Europe, and China.

For 2015, the forecasted ranges are consistent with prior guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FORD CREDIT

FUNDING STRUCTURE – MANAGED RECEIVABLES (BILS)

Commercial Paper
Ford Interest Advantage*
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
Securitized Funding as Pct.
of Managed Receivables
$103
$5
$5
$43
$45
$5
$11
$11
Year-End
2013
44%
$113
$2
$6
$43
$55
$5
$11
$9
Year-End
2014
38%
$118
$2
$6
$47
$55
$6
$12
$10
2Q
2015
40%
$123 – 128
~$2
~$6
$47-50
$59-62
~$7
~$12
$10-11
Year-End
2015 Fcst.
37-39%

* The Ford Interest Advantage program consists of floating rate demand notes

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

At the end of the second quarter, managed receivables were $118 billion, and we ended the quarter with $10 billion in cash. Securitized funding was 40% of managed receivables.

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

The following table shows our liquidity sources and utilization (in billions):

	June 30, 2015	December 31, 2014
Liquidity Sources
Cash (a)	$10.0	$8.9
Committed ABS lines (b)	31.8	33.7
FCE/Other unsecured credit facilities	2.0	1.6
Ford revolving credit facility allocation	3.0	2.0
Total liquidity sources	46.8	46.2

Utilization of Liquidity
Securitization cash (c)	(2.7)	(2.4)
Committed ABS lines	(16.5)	(15.3)
FCE/Other unsecured credit facilities	(0.5)	(0.4)
Ford revolving credit facility allocation	—	—
Total utilization of liquidity	(19.7)	(18.1)
Gross liquidity	27.1	28.1
Adjustments (d)	(0.5)	(1.6)
Net liquidity available for use	$26.6	$26.5
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)
Committed ABS lines are subject to availability of sufficient assets, ability to obtain derivatives to manage interest rate risk, and exclude FCE access to the Bank of England’s Discount Window Facility.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS lines in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

As of June 30, 2015, our liquidity remains strong at $26.6 billion, an increase of $100 million from year-end 2014. Our sources of liquidity include cash, committed asset-backed lines, unsecured credit facilities, and the corporate revolver allocation. As of June 30, our liquidity sources including cash totaled $46.8 billion, up $600 million from year-end. We are focused on maintaining a strong liquidity position to meet our business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2015, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.0 billion, compared with $8.9 billion at year-end 2014.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $2.7 billion and $2.4 billion at June 30, 2015 and December 31, 2014, respectively.

Committed Capacity. At June 30, 2015, our committed capacity totaled $36.8 billion, compared with $37.3 billion at December 31, 2014. Our committed capacity is primarily comprised of committed ABS lines from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under Ford’s revolving credit facility (as defined below).

Committed ABS Lines. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $31.8 billion ($17.0 billion of retail financing, $6.7 billion of wholesale financing, and $8.1 billion of operating lease assets) at June 30, 2015, of which $4.2 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $13.4 billion (of which $2.4 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities through 2017. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At June 30, 2015, $16.5 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Effective June 2015, FCE has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. This facility is not included in our liquidity sources.

Unsecured Credit Facilities. At June 30, 2015, we and our majority-owned subsidiaries had $5.0 billion of contractually committed unsecured credit facilities with financial institutions, including the Amended FCE Credit Agreement (as defined below) and the allocation under Ford’s revolving credit facility (as defined below). At June 30, 2015, $4.5 billion was available for use.

Effective June 26, 2015, FCE and the lenders under its syndicated credit facility amended the facility (the “Amended FCE Credit Agreement”), pursuant to which maturity was extended to October 25, 2018 and total commitments were increased to £830 million (equivalent to $1.3 billion at June 30, 2015). The Amended FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the Amended FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Lenders under Ford’s Third Amended and Restated Credit Agreement dated as of April 30, 2015 (“Ford’s revolving credit facility”) have commitments totaling $13.4 billion, with about 75% of the commitments maturing on April 30, 2020 and 25% of the commitments maturing on April 30, 2018. Ford has allocated $3.0 billion of commitments, including under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At June 30, 2015, all $3.0 billion was available for use.

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

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	June 30, 2015	December 31, 2014
Total debt (a)	$109.5	$105.0
Equity	11.7	11.4
Financial statement leverage (to 1)	9.3	9.2
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	June 30, 2015	December 31, 2014
Total debt (a)	$109.5	$105.0
Adjustments for cash (b)	(10.0)	(8.9)
Adjustments for derivative accounting (c)	(0.4)	(0.4)
Total adjusted debt	$99.1	$95.7

Equity	$11.7	$11.4
Adjustments for derivative accounting (c)	(0.3)	(0.4)
Total adjusted equity	$11.4	$11.0
Managed leverage (to 1) (d)	8.7	8.7
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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2015, our managed leverage was 8.7:1, unchanged from December 31, 2014. For information on our planned distributions, refer to the “Outlook” section below.

Outlook

For the full year, we continue to expect pre-tax profit to be equal to or higher than 2014, year-end managed receivables of $123 billion to $128 billion, distributions to our parent of about $250 million, and year-end managed leverage at the upper end of our range of 8:1 to 9:1.

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended June 30, 2015 and 2014 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

In our 2014 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2015, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $7 million over the next 12 months, compared with a decrease of $46 million at December 31, 2014. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors.

In Item 1A of our 2014 Form 10-K, we included the risk factor “New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.” The following is an update to that risk factor:

In June 2015, the Consumer Financial Protection Bureau issued a final rule giving it authority to supervise the largest nonbank automotive finance companies, such as Ford Credit, which may lead to examinations of nonbank automotive finance companies for compliance with consumer finance protection laws as early as 2015.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibits: please refer to the Exhibit Index on page 44.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	July 28, 2015

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated July 28, 2015, relating to financial information.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Items 2 - 4 of Part I and Items 1 - 2 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.