Form 10-Q
period 2015-09-30
FORD MOTOR CREDIT CO LLC
filed 2015-10-27
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

or

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

Exhibit Index begins on page 44

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended September 30,
	2015	2014	2015	2014
	Third Quarter		First Nine Months
		(unaudited)
Financing revenue
Operating leases	$1,256	$1,062	$3,560	$3,029
Retail financing	717	708	2,087	2,095
Dealer financing	383	424	1,131	1,241
Other	12	20	44	62
Total financing revenue	2,368	2,214	6,822	6,427
Depreciation on vehicles subject to operating leases	(956)	(801)	(2,630)	(2,248)
Interest expense	(582)	(663)	(1,819)	(2,002)
Net financing margin	830	750	2,373	2,177
Other revenue
Insurance premiums earned	32	31	97	94
Other income, net (Note 11)	78	67	179	184
Total financing margin and other revenue	940	848	2,649	2,455
Expenses
Operating expenses	279	276	820	807
Provision for credit losses (Note 4)	100	57	239	115
Insurance expenses	20	17	60	102
Total expenses	399	350	1,119	1,024
Income before income taxes	541	498	1,530	1,431
Provision for/(Benefit from) income taxes	176	(220)	519	137
Net income	$365	$718	$1,011	$1,294

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2015	2014	2015	2014
	Third Quarter		First Nine Months
		(unaudited)
Net income	$365	$718	$1,011	$1,294
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	(275)	(335)	(561)	(332)
Total other comprehensive income/(loss), net of tax	(275)	(335)	(561)	(332)
Comprehensive income/(loss)	90	383	450	962
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	1	—
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$90	$383	$449	$962

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$6,913	$6,179
Marketable securities	2,757	3,258
Finance receivables, net (Note 2)	92,680	86,915
Net investment in operating leases (Note 3)	24,510	21,518
Notes and accounts receivable from affiliated companies	968	778
Derivative financial instruments (Note 7)	1,168	859
Other assets (Note 8)	2,494	2,601
Total assets	$131,490	$122,108

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,290	$1,148
Affiliated companies	539	330
Total accounts payable	1,829	1,478
Debt (Note 9)	113,309	105,037
Deferred income taxes	2,662	1,849
Derivative financial instruments (Note 7)	280	167
Other liabilities and deferred income (Note 8)	1,649	2,210
Total liabilities	119,729	110,741

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income (Note 10)	(402)	160
Retained earnings	6,935	5,980
Total shareholder’s interest attributable to Ford Motor Credit Company	11,760	11,367
Shareholder’s interest attributable to noncontrolling interests	1	—
Total shareholder’s interest	11,761	11,367
Total liabilities and shareholder’s interest	$131,490	$122,108

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$2,443	$2,094
Finance receivables, net	44,036	39,522
Net investment in operating leases	11,266	9,631
Derivative financial instruments	64	27

LIABILITIES
Debt	$41,712	$37,156
Derivative financial instruments	30	22

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income (Note 10)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2014	$5,227	$160	$5,980	$11,367	$—	$11,367
Net income	—	—	1,011	1,011	—	1,011
Other comprehensive income/(loss), net of tax	—	(562)	—	(562)	1	(561)
Distributions to parent	—	—	(56)	(56)	—	(56)
Balance at September 30, 2015	$5,227	$(402)	$6,935	$11,760	$1	$11,761

Balance at December 31, 2013	$5,217	$717	$4,670	$10,604	$—	$10,604
Net income	—	—	1,294	1,294	—	1,294
Other comprehensive income/(loss), net of tax	—	(332)	—	(332)	—	(332)
Distributions to parent	—	—	(244)	(244)	—	(244)
Balance at September 30, 2014	$5,217	$385	$5,720	$11,322	$—	$11,322

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2015	2014
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income	$1,011	$1,294
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	239	115
Depreciation and amortization	3,256	2,842
Amortization of upfront interest supplements	(786)	(756)
Net change in deferred income taxes	860	2
Net change in other assets	(280)	222
Net change in other liabilities	(88)	13
All other operating activities	110	43
Net cash provided by/(used in) operating activities	4,322	3,775

Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(30,275)	(27,082)
Collections of finance receivables (excluding wholesale and other)	23,745	22,755
Purchases of operating lease vehicles	(10,902)	(9,815)
Liquidations of operating lease vehicles	4,887	4,849
Net change in wholesale receivables and other	(1,521)	(589)
Net change in notes receivable from affiliated companies	(1)	30
Purchases of marketable securities	(7,745)	(10,952)
Proceeds from sales and maturities of marketable securities	8,238	9,092
Settlements of derivatives	116	(161)
All other investing activities	22	54
Net cash provided by/(used in) investing activities	(13,436)	(11,819)

Cash flows from financing activities
Proceeds from issuances of long-term debt	35,366	30,951
Principal payments on long-term debt	(25,693)	(21,630)
Change in short-term debt, net	634	(2,822)
Cash distributions to parent	(56)	(244)
All other financing activities	(84)	(86)
Net cash provided by/(used in) financing activities	10,167	6,169
Effect of exchange rate changes on cash and cash equivalents	(319)	(220)

Net increase/(decrease) in cash and cash equivalents	$734	$(2,095)

Cash and cash equivalents at January 1	$6,179	$9,424
Net increase/(decrease) in cash and cash equivalents	734	(2,095)
Cash and cash equivalents at September 30	$6,913	$7,329

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

We reclassified certain prior period amounts in our consolidated financial statements to conform to the presentation in our 2014 Form 10-K Report.

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or extraordinary items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

During the third quarter of 2014, we completed a study that led to a change in our methodology for measuring currency gains and losses in computing the earnings of our European operations under U.S. tax law. Implementation of the new methodology substantially reduced the accumulated earnings of those operations under U.S. tax law and resulted in a tax benefit of $364 million in the third quarter of 2014 from the realization of additional foreign tax credits.

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

Accounting Standards Issued But Not Yet Adopted

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes virtually all present U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards, as well as additional disclosures. The FASB issued ASU 2015-14 to defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The new accounting standard is expected to have an impact to our income statement, balance sheet, and financial statement disclosures and we are reviewing our arrangements to evaluate the impact and method of adoption.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

The FASB also issued the following standards, none of which are expected to have a material impact to our financial statements or financial statement disclosures.

Standard		Effective Date (a)
2015-16	Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments	January 1, 2016
2015-09	Insurance - Disclosures about Short-Duration Contracts	January 1, 2016
2015-07	Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)	January 1, 2016
2015-05	Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	January 1, 2016
2015-03	Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs	January 1, 2016
2015-02	Consolidation - Amendments to the Consolidation Analysis	January 1, 2016
2015-01	Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	January 1, 2016
2014-16	Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity	January 1, 2016
2014-13	Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity	January 1, 2016
2014-12	Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period	January 1, 2016
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
__________

(a)	Early adoption for each of the standards is permitted.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES

We segment finance receivables into “consumer” and “non-consumer” receivables. The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	September 30, 2015	December 31, 2014
Consumer
Retail financing, gross	$61,241	$55,856
Less: Unearned interest supplements (a)	(2,117)	(1,760)
Consumer finance receivables	59,124	54,096

Non-Consumer
Dealer financing (b)	32,722	31,875
Other financing	1,190	1,265
Non-Consumer finance receivables	33,912	33,140

Total recorded investment	$93,036	$87,236

Recorded investment in finance receivables	$93,036	$87,236
Less: Allowance for credit losses	(356)	(321)
Finance receivables, net	$92,680	$86,915

Net finance receivables subject to fair value (c)	$90,875	$85,242
Fair value	92,560	86,715
__________

(a)	Ford-sponsored special financing programs attributable to retail financing.

(b)
At September 30, 2015 and December 31, 2014, includes $571 million and $535 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(c)
At September 30, 2015 and December 31, 2014, excludes $1.8 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Excluded from finance receivables at September 30, 2015 and December 31, 2014 was $184 million and $192 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at September 30, 2015 and December 31, 2014 were consumer receivables of $27.7 billion and $24.4 billion, respectively, and non-consumer receivables of $23.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 5 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $15 million and $17 million at September 30, 2015 and December 31, 2014, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $3 million at September 30, 2015 and December 31, 2014.

The aging analysis of finance receivables balances was as follows (in millions):

	September 30, 2015	December 31, 2014
Consumer
31-60 days past due	$597	$718
61-90 days past due	94	97
91-120 days past due	25	29
Greater than 120 days past due	39	52
Total past due	755	896
Current	58,369	53,200
Consumer finance receivables	59,124	54,096

Non-Consumer
Total past due	127	117
Current	33,785	33,023
Non-Consumer finance receivables	33,912	33,140

Total recorded investment	$93,036	$87,236

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	September 30, 2015	December 31, 2014
Dealer financing
Group I	$24,763	$23,641
Group II	6,389	6,360
Group III	1,462	1,787
Group IV	108	87
Total recorded investment	$32,722	$31,875

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at September 30, 2015 and December 31, 2014 was $375 million, or 0.6% of consumer receivables, and $415 million, or 0.8% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at September 30, 2015 and December 31, 2014 was $129 million, or 0.4% of non-consumer receivables, and $110 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	September 30, 2015	December 31, 2014
Vehicles, at cost (a)	$28,674	$24,952
Less: Accumulated depreciation	(4,117)	(3,396)
Net investment in operating leases before allowance for credit losses	24,557	21,556
Less: Allowance for credit losses	(47)	(38)
Net investment in operating leases	$24,510	$21,518
__________

(a)
Includes unearned interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At September 30, 2015 and December 31, 2014, includes net investment in operating leases before allowance for credit losses of $11.3 billion and $9.6 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 5 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended September 30 (in millions) was as follows:

	Third Quarter 2015
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$322	$13	$335	$45	$380
Charge-offs	(85)	(2)	(87)	(31)	(118)
Recoveries	29	1	30	15	45
Provision for credit losses	80	2	82	18	100
Other (a)	(4)	—	(4)	—	(4)
Ending balance	$342	$14	$356	$47	$403

	First Nine Months 2015
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$305	$16	$321	$38	$359
Charge-offs	(235)	(3)	(238)	(87)	(325)
Recoveries	90	4	94	46	140
Provision for credit losses	190	(2)	188	51	239
Other (a)	(8)	(1)	(9)	(1)	(10)
Ending balance	$342	$14	$356	$47	$403

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$323	$12	$335	$47	$382
Specific impairment allowance	19	2	21	—	21
Ending balance	342	14	356	47	$403

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	58,749	33,783	92,532	24,557
Specifically evaluated for impairment	375	129	504	—
Recorded investment	59,124	33,912	93,036	24,557

Ending balance, net of allowance for credit losses	$58,782	$33,898	$92,680	$24,510
__________

(a)	Primarily represents amounts related to translation adjustments.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	September 30, 2015
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.5	$21.9	$0.1	$21.8	$19.9
Wholesale financing	0.3	22.2	—	22.2	14.5
Finance receivables	1.8	44.1	0.1	44.0	34.4
Net investment in operating leases	0.6	11.3	—	11.3	7.3
Total VIE	$2.4	$55.4	$0.1	$55.3	$41.7

Non-VIE
Retail financing	$0.4	$5.8	$—	$5.8	$5.3
Wholesale financing	—	0.9	—	0.9	0.9
Finance receivables	0.4	6.7	—	6.7	6.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$6.7	$—	$6.7	$6.2

Total securitization transactions
Retail financing	$1.9	$27.7	$0.1	$27.6	$25.2
Wholesale financing	0.3	23.1	—	23.1	15.4
Finance receivables	2.2	50.8	0.1	50.7	40.6
Net investment in operating leases	0.6	11.3	—	11.3	7.3
Total securitization transactions	$2.8	$62.1	$0.1	$62.0	$47.9
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

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

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $66 million at September 30, 2015 and December 31, 2014.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$94	$79	$271	$220
Ineffectiveness (a)	10	(2)	6	8
Derivatives not designated as hedging instruments
Interest rate contracts	(22)	(10)	(83)	(37)
Foreign currency exchange contracts	40	52	40	22
Cross-currency interest rate swap contracts	63	118	75	102
Total	$185	$237	$309	$315
__________

(a)
For the third quarter and first nine months of 2015, hedge ineffectiveness reflects the net change in fair value on derivatives of $373 million gain and $345 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $363 million loss and $339 million loss, respectively. For the third quarter and first nine months of 2014, hedge ineffectiveness reflects the net change in fair value on derivatives of $88 million loss and $179 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $86 million gain and $171 million loss, respectively.

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

The notional amount and estimated fair value of our derivative financial instruments were as follows (in millions):

	September 30, 2015			December 31, 2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$26,323	$848	$4	$23,203	$602	$38
Derivatives not designated as hedging instruments
Interest rate contracts	56,173	216	174	56,558	168	89
Foreign currency exchange contracts (a)	1,189	7	1	1,527	18	1
Cross-currency interest rate swap contracts	2,615	97	101	2,425	71	39
Total derivative financial instruments, gross	$86,300	1,168	280	$83,713	859	167
Counterparty netting and collateral (b)		(190)	(190)		(136)	(136)
Total derivative financial instruments, net		$978	$90		$723	$31
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	At September 30, 2015 and December 31, 2014, we did not receive or pledge any cash collateral.

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

Other assets were as follows (in millions):

	September 30, 2015	December 31, 2014
Accrued interest and other non-finance receivables	$832	$921
Collateral held for resale, at net realizable value	372	382
Restricted cash (a)	73	130
Deferred charges	280	268
Deferred charges – income taxes	164	185
Prepaid reinsurance premiums and other reinsurance receivables	435	401
Investment in non-consolidated affiliates	149	141
Property and equipment, net of accumulated depreciation (b)	134	120
Other	55	53
Total other assets	$2,494	$2,601
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $335 million and $326 million at September 30, 2015 and December 31, 2014, respectively.

Other liabilities and deferred income were as follows (in millions):

	September 30, 2015	December 31, 2014
Interest payable	$486	$587
Tax related payables to Ford and affiliated companies	138	625
Unrecognized tax benefits	99	91
Unearned insurance premiums	449	410
Other	477	497
Total other liabilities and deferred income	$1,649	$2,210

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Interest rates and debt outstanding were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	September 30, 2015	December 31, 2014	2015	2014	2015	2014
Short-term debt
Unsecured debt
Floating rate demand notes	$5,854	$5,559
Commercial paper	1,941	1,651
Other short-term debt	2,012	2,564
Asset-backed debt	1,877	1,377
Total short-term debt	11,684	11,151	1.5%	1.9%	1.5%	1.9%
Long-term debt
Unsecured debt
Notes payable within one year	7,899	9,102
Notes payable after one year	47,013	42,488
Asset-backed debt (a)
Notes payable within one year	18,462	16,722
Notes payable after one year	27,553	25,197
Unamortized discount	(37)	(51)
Fair value adjustments (b)	735	428
Total long-term debt	101,625	93,886	2.3%	2.7%	2.4%	2.8%
Total debt	$113,309	$105,037	2.2%	2.6%	2.3%	2.7%

Fair value of debt (c)	$114,187	$107,190
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

(c)
The fair value of debt includes $9.8 billion of short-term debt at September 30, 2015 and December 31, 2014, carried at cost, which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the balance of Accumulated Other Comprehensive Income (“AOCI”) attributable to Ford Credit for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Foreign currency translation
Beginning balance	$(127)	$720	$160	$717
Net gain/(loss) on foreign currency translation	(275)	(335)	(562)	(332)
Other comprehensive income/(loss), net of tax	(275)	(335)	(562)	(332)
Ending balance	$(402)	$385	$(402)	$385

Total AOCI ending balance at September 30	$(402)	$385	$(402)	$385

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Gains/(Losses) on derivatives	$92	$158	$37	$95
Currency revaluation gains/(losses)	(106)	(170)	(117)	(132)
Interest and investment income	30	12	75	41
Insurance fee income	25	16	63	57
Other	37	51	121	123
Total other income, net	$78	$67	$179	$184

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

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents-financial instruments
Non-U.S. government and agencies	$—	$307	$307	$—	$341	$341
Corporate debt	—	20	20	—	10	10
Total cash equivalents-financial instruments (a)	—	327	327	—	351	351
Marketable securities
U.S. government and agencies	105	319	424	17	1,251	1,268
Non-U.S. government and agencies	—	700	700	—	405	405
Corporate debt	—	1,613	1,613	—	1,555	1,555
Other marketable securities	—	20	20	—	30	30
Total marketable securities	105	2,652	2,757	17	3,241	3,258
Derivative financial instruments
Derivative financial instruments (b)	—	1,168	1,168	—	859	859
Total assets at fair value	$105	$4,147	$4,252	$17	$4,451	$4,468

Liabilities
Derivative financial instruments (b)	$—	$280	$280	$—	$167	$167
Total liabilities at fair value	$—	$280	$280	$—	$167	$167
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $4.9 billion and $3.8 billion at September 30, 2015 and December 31, 2014, respectively. In addition to these cash equivalents, we also had cash on hand totaling $1.7 billion and $2.0 billion at September 30, 2015 and December 31, 2014, respectively.

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

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
Third Quarter 2015
Total revenue (b)	$2,054	$421	$3	$—	$3	$2,478
Income before income taxes	415	123	3	—	3	541
Other disclosures
Depreciation on vehicles subject to operating leases	947	9	—	—	—	956
Interest expense	431	151	—	—	—	582
Provision for credit losses	84	16	—	—	—	100

Third Quarter 2014
Total revenue (b)	$1,883	$438	$(9)	$—	$(9)	$2,312
Income before income taxes	374	133	(9)	—	(9)	498
Other disclosures
Depreciation on vehicles subject to operating leases	791	10	—	—	—	801
Interest expense	498	165	—	—	—	663
Provision for credit losses	48	9	—	—	—	57

First Nine Months 2015
Total revenue (b)	$5,902	$1,231	$(35)	$—	$(35)	$7,098
Income before income taxes	1,200	365	(35)	—	(35)	1,530
Other disclosures
Depreciation on vehicles subject to operating leases	2,607	23	—	—	—	2,630
Interest expense	1,361	458	—	—	—	1,819
Provision for credit losses	199	40	—	—	—	239
Net finance receivables and net investment in operating leases	99,241	23,139	—	(5,190)	(5,190)	117,190
Total assets	104,067	27,423	—	—	—	131,490

First Nine Months 2014
Total revenue (b)	$5,470	$1,258	$(23)	$—	$(23)	$6,705
Income before income taxes	1,069	385	(23)	—	(23)	1,431
Other disclosures
Depreciation on vehicles subject to operating leases	2,218	30	—	—	—	2,248
Interest expense	1,521	481	—	—	—	2,002
Provision for credit losses	94	21	—	—	—	115
Net finance receivables and net investment in operating leases	88,599	21,766	—	(4,252)	(4,252)	106,113
Total assets	95,491	25,725	—	—	—	121,216
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

The maximum potential payments under these guarantees and limited indemnities totaled $85 million and $107 million at September 30, 2015 and December 31, 2014, respectively. Of these values, $79 million and $101 million at September 30, 2015 and December 31, 2014, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at September 30, 2015 and December 31, 2014.

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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of September 30, 2015, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014 and the consolidated statements of shareholder’s interest and cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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
October 27, 2015

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

Third Quarter 2015 Compared with Third Quarter 2014

Our net income was $365 million in the third quarter of 2015, compared with $718 million a year ago. The decrease was primarily driven by the non-recurrence of favorable tax items recorded in the third quarter of 2014. For additional information, see Note 1 of our Notes to the Financial Statements. On a pre-tax basis, we earned $541 million in the third quarter of 2015, compared with $498 million a year ago. The following chart shows the factors that contributed to the higher pre-tax profit:

FORD CREDIT

3Q 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$43
$498
$541
$115
$11
$(47)
$(13)
$(34)
$11
3Q 2014
3Q 2015
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

	3Q 2014	3Q 2015	Volume / Mix	Financing Margin	Credit Loss	Lease Residual	Exchange	Other
B / (W) 2Q 2015		$35	$34	$36	$(28)	$(41)	$(3)	$37

<u>Receivables</u> (Bils)	3Q 2014	3Q 2015
Net*	$106	$117
Managed**	110	122

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

Higher credit losses, primarily in North America, were a partial offset, reflecting higher charge-offs and an increase in the reserve.

As shown below the chart, pre-tax profit was higher compared with second quarter of 2015, more than explained by higher financing margin and favorable volume and mix. Unfavorable residual performance reflecting lower auction values in the North America lease portfolio was a partial offset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the periods ended September 30 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	Third Quarter			First Nine Months
	2015	2014	2015 Over/(Under) 2014	2015	2014	2015 Over/(Under) 2014
Income before income taxes
North America Segment	$415	$374	$41	$1,200	$1,069	$131
International Segment	123	133	(10)	365	385	(20)
Unallocated risk management	3	(9)	12	(35)	(23)	(12)
Income before income taxes	$541	$498	$43	$1,530	$1,431	$99

North America Segment

The North America Segment’s higher pre-tax profit for the third quarter and first nine months of 2015 is explained by favorable volume and mix, driven by higher leasing and higher consumer finance receivables. A partial offset was higher credit losses, explained primarily by an increase in the reserve and higher charge-offs.

International Segment

The International Segment’s lower pre-tax profit for the third quarter and first nine months of 2015 is more than explained by the adverse effects of the strong U.S. dollar and lower financing margin driven by lower portfolio yield. Favorable volume and mix, driven by growth in all products, was a partial offset.

Unallocated Risk Management

The improvement in unallocated risk management for the third quarter primarily reflects favorable net performance in market valuation adjustments to derivatives. For the first nine months of 2015, the change primarily reflects higher net losses related to market valuation adjustments to derivatives. For additional information, see Notes 7 and 12 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the periods ended September 30 were as follows (in thousands):

	Third Quarter		First Nine Months
	2015	2014	2015	2014
North America Segment
United States	411	356	1,040	946
Canada	46	47	121	111
Total North America Segment	457	403	1,161	1,057
International Segment
Europe	124	119	386	351
Asia Pacific	23	26	70	80
Latin America	7	7	17	19
Total International Segment	154	152	473	450
Total contract placement volume	611	555	1,634	1,507

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

Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe for the periods ended September 30:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
United States
Financing share
Retail installment and lease	56%	53%	48%	46%
Wholesale	75	76	76	77
Europe
Financing share
Retail installment and lease	37%	38%	37%	36%
Wholesale	99	98	98	98

North America Segment

The increase in North America Segment contract placement volume for the third quarter primarily reflects higher industry volume. The increase for the first nine months of 2015 primarily reflects higher financing share. The higher retail installment and lease financing share for the third quarter and the first nine months of 2015 was driven by changes in Ford’s marketing programs.

International Segment

The International Segment contract placement volume for the third quarter is largely unchanged. The increase for the first nine months of 2015, more than explained by Europe, primarily reflects increased industry volume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2015	December 31, 2014
Net Receivables (a)
Finance receivables - North America Segment
Consumer retail financing	$48.6	$44.1
Non-consumer: Dealer financing (b)	22.9	22.5
Non-consumer: Other	0.9	1.0
Total finance receivables - North America Segment	72.4	67.6

Finance receivables - International Segment
Consumer retail financing	12.7	11.8
Non-consumer: Dealer financing (b)	9.8	9.3
Non-consumer: Other	0.3	0.3
Total finance receivables - International Segment	22.8	21.4

Unearned interest supplements	(2.1)	(1.8)
Allowance for credit losses	(0.4)	(0.3)
Finance receivables, net	92.7	86.9

Net investment in operating leases	24.5	21.5
Total net receivables	$117.2	$108.4

Managed Receivables
Total net receivables	$117.2	$108.4
Unearned interest supplements and residual support	4.5	3.9
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.3	0.1
Total managed receivables	$122.4	$112.8
__________

(a)
At September 30, 2015 and December 31, 2014, includes consumer receivables before allowance for credit losses of $27.7 billion and $24.4 billion, respectively, and non-consumer receivables before allowance for credit losses of $23.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2015 and December 31, 2014, includes net investment in operating leases before allowance for credit losses of $11.3 billion and $9.6 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2014 Form 10-K Report and Note 5 of our Notes to the Financial Statements for the period ended September 30, 2015.

(b)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

Managed receivables at September 30, 2015 increased from year-end 2014, driven by growth in all products in all geographic segments, offset partially by the exchange rate impact of the strong U.S. dollar.

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

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At September 30, 2015 and December 31, 2014, we classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in our portfolio as higher risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

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

FORD CREDIT
WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils)

$48
$76
$62
$50
$73
3Q 2014
4Q 2014
1Q 2015
2Q 2015
3Q 2015

Loss-to-Receivables Ratio (LTR)

0.17%
0.27%
0.22%
0.17%
0.24%
3Q 2014
4Q 2014
1Q 2015
2Q 2015
3Q 2015

Credit Loss Reserve (Mils) and Reserve as a Pct. of EOP Managed Receivables

0.32%
0.32%
0.31%
0.32%
0.33%
$356
$359
$355
$380
$403
3Q 2014
4Q 2014
1Q 2015
2Q 2015
3Q 2015

We continue to experience historically low levels of credit losses. The third quarter LTR of 24 basis points was up seven basis points from the prior year but well below the 10-year average of 46 basis points. Compared to the second quarter of 2015, LTR was up seven basis points, consistent with normal seasonality.

Charge-offs were up $25 million year-over-year and up $23 million quarter-over-quarter.

The reserve as a percent of managed receivables was up one basis point and $23 million on an absolute basis from the second quarter of 2015. Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivable levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Retail Installment and Operating Lease

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 75% of our worldwide consumer portfolio at September 30, 2015.

FORD CREDIT
U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies*

0.15%
0.14%
0.13%
0.10%
0.13%
3Q 2014
4Q 2014
1Q 2015
2Q 2015
3Q 2015

Repossessions (000)

Repo. Ratio
1.07%
1.06%
1.00%
0.89%
1.01%
7
8
7
6
7
3Q 2014
4Q 2014
1Q 2015
2Q 2015
3Q 2015

Severity**

$8,100
$8,600
$8,300
$8,600
$9,000
3Q 2014
4Q 2014
1Q 2015
2Q 2015
3Q 2015

Charge-Offs (Mils) and LTR (%)

LTR
0.23%
0.36%
0.33%
0.22%
0.34%
$32
$51
$47
$33
$54
3Q 2014
4Q 2014
1Q 2015
2Q 2015
3Q 2015

* Excluding bankruptcies

** In 2015, reflects a change to include certain repossession expenses in charge-offs

Over-60-day delinquencies remain consistently low at 0.13%, down two basis points from a year ago and up three basis points from second quarter 2015.

Repossessions continue at historically low levels. There were 7,000 units, or 1.01% of average accounts outstanding, down six basis points from a year ago and up 12 basis points from second quarter 2015. The increase from second quarter is below seasonal trends. This represents our lowest third quarter repossession ratio on record.

Severity of $9,000 in the third quarter was $900 higher than the same period a year ago. Of this increase, $500 primarily reflects higher amounts financed and higher balances at repossession, offset partially by higher auction values. The remainder reflects a first quarter 2015 change to include certain repossession expenses in charge-offs. Quarter-over-quarter severity increased by $400.

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

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show return volumes and auction values at constant third quarter 2015 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 88% of our total net investment in operating leases at September 30, 2015.

FORD CREDIT
U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
44
35
44
42
43
24
20
23
21
20
12
9
15
16
19
8
6
6
5
4
3Q 2014
4Q 2014
1Q 2015
2Q 2015
3Q 2015

U.S. Return Rates

3Q 2014	4Q 2014	1Q 2015	2Q 2015	3Q 2015
75%	77%	77%	70%	71%

Auction Values (At 3Q 2015 Mix)

24-Month
$19,000
$18,575
$20,345
$20,480
$19,720
$17,295
$17,135
$18,390
$18,605
$18,020
36-Month
3Q 2014
4Q 2014
1Q 2015
2Q 2015
3Q 2015

Worldwide Net Investment in Operating Leases (Bils)

3Q 2014	4Q 2014	1Q 2015	2Q 2015	3Q 2015
$20.9	$21.5	$22.0	$23.4	$24.5

In the third quarter, lease return volume and the return rate were down compared with the same period a year ago, reflecting fewer 24-month versus 36-month lease placements in 2013 relative to 2012.

Our auction values improved year-over-year and were down quarter-over-quarter, consistent with the industry.

Our worldwide net investment in operating leases was $24.5 billion at the end of the third quarter of 2015, up $3 billion from year-end 2014.

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

The following rating actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015:

•On October 9, 2015, DBRS confirmed its rating for Ford Credit, and changed the outlook to positive from stable.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	R-3	Positive	BBB (low)
Fitch	BBB-	F3	Positive	BBB-
Moody’s	Baa3	P-3	Stable	Baa3
S&P (a)	BBB-	A-3	Stable	BBB-
__________

(a)	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford Credit, with a stable outlook.

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

Public Term Funding Plan

The following table shows our planned issuances for full-year 2015, and our global public term funding issuances through October 26, 2015, and for full-year 2014 and 2013 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2015
	Full-Year Forecast		Through October 26	2014 Actual	2013 Actual
Unsecured	$15	-16	$14	$13	$11
Securitizations (a)	13	-15	11	15	14
Total	$28	-31	$25	$28	$25
__________

(a)	Includes Rule 144A offerings.

Through October 26, 2015, we completed about $25 billion of funding in the public term markets, consisting of about $14 billion of unsecured debt and about $11 billion of public asset-backed security (“ABS”) debt in the United States, Canada, Europe, and China.

For 2015, we project full year public term funding in the range of $28 billion to $31 billion, consisting of $15 billion to $16 billion of unsecured debt and $13 billion to $15 billion of public securitizations.

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
$11
$9
Year-End 2014
38%
$122
$2
$6
$48
$57
$6
$12
$9
3Q 2015
39%
$124 – 127
~$2
~$6
$49-51
$60-62
~$6
~$12
$11-12
Year-End 2015 Fcst.
~40%

* The Ford Interest Advantage program consists of floating rate demand notes

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

At the end of the third quarter of 2015, managed receivables were $122 billion, and we ended the quarter with $9 billion in cash. Securitized funding was 39% of managed receivables.

We are projecting 2015 year-end managed receivables of $124 billion to $127 billion and securitized funding as a percentage of managed receivables to be at about 40%. We expect this percentage to decline over time. Quarterly movements of this percentage reflect the calendarization of our funding plan.

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

The following table shows our liquidity sources and utilization (in billions):

	September 30, 2015	December 31, 2014
Liquidity Sources
Cash (a)	$9.2	$8.9
Committed ABS lines (b)	32.1	33.7
FCE/Other unsecured credit facilities	2.0	1.6
Ford revolving credit facility allocation	3.0	2.0
Total liquidity sources	46.3	46.2

Utilization of Liquidity
Securitization cash (c)	(2.8)	(2.4)
Committed ABS lines	(17.5)	(15.3)
FCE/Other unsecured credit facilities	(0.3)	(0.4)
Ford revolving credit facility allocation	—	—
Total utilization of liquidity	(20.6)	(18.1)
Gross liquidity	25.7	28.1
Adjustments (d)	(0.4)	(1.6)
Net liquidity available for use	$25.3	$26.5
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

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

As of September 30, 2015, our liquidity remains strong at $25.3 billion. Our sources of liquidity include cash, committed asset-backed lines, unsecured credit facilities, and the corporate revolver allocation. As of September 30, our liquidity sources including cash totaled $46.3 billion, up about $100 million from year-end. We are focused on maintaining a strong liquidity position to meet our business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2015, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $9.2 billion, compared with $8.9 billion at year-end 2014.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $2.8 billion and $2.4 billion at September 30, 2015 and December 31, 2014, respectively.

Committed Capacity. At September 30, 2015, our committed capacity totaled $37.1 billion, down about $200 million from December 31, 2014. Our committed capacity is primarily comprised of committed ABS lines from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under Ford’s revolving credit facility (as defined below).

Committed ABS Lines. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail financing, operating leases, or wholesale financing assets for proceeds of up to $32.1 billion ($17.3 billion of retail financing, $6.6 billion of wholesale financing, and $8.2 billion of operating lease assets) at September 30, 2015. These committed liquidity programs have varying maturity dates, with $13.7 billion having maturities within the next twelve months and the remaining balance having maturities through 2017. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At September 30, 2015, $17.5 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Effective June 2015, FCE has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources and Utilization table above.

Unsecured Credit Facilities. At September 30, 2015, we and our majority-owned subsidiaries had $5.0 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s revolving credit facility (as defined below). At September 30, 2015, $4.7 billion was available for use.

FCE’s £830 million (equivalent to $1.3 billion at September 30, 2015) syndicated credit facility (the “FCE Credit Agreement”) matures in 2018. At September 30, 2015, $1.1 billion was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Lenders under Ford’s Third Amended and Restated Credit Agreement dated as of April 30, 2015 (“Ford’s revolving credit facility”) have commitments totaling $13.4 billion, with about 75% of the commitments maturing on April 30, 2020 and 25% of the commitments maturing on April 30, 2018. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At September 30, 2015, all $3.0 billion was available for use.

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

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30, 2015	December 31, 2014
Total debt (a)	$113.3	$105.0
Equity	11.8	11.4
Financial statement leverage (to 1)	9.6	9.2
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30, 2015	December 31, 2014
Total debt (a)	$113.3	$105.0
Adjustments for cash (b)	(9.2)	(8.9)
Adjustments for derivative accounting (c)	(0.7)	(0.4)
Total adjusted debt	$103.4	$95.7

Equity	$11.8	$11.4
Adjustments for derivative accounting (c)	(0.4)	(0.4)
Total adjusted equity	$11.4	$11.0
Managed leverage (to 1) (d)	9.1	8.7
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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2015, our managed leverage was 9.1:1, compared with 8.7:1 at December 31, 2014. For information on our planned distributions, refer to the “Outlook” section below.

Outlook

For the full year, we continue to expect pre-tax profit to be equal to or higher than 2014. We now expect year-end managed receivables of $124 billion to $127 billion.

We continue to expect distributions to our parent of about $250 million this year. We expect our managed leverage to remain temporarily above our 8:1 to 9:1 target range, as a result of the translation effect of the strong U.S. dollar.

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended September 30, 2015 and 2014 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2014 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2015, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $31 million over the next 12 months, compared with a decrease of $46 million at December 31, 2014. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Marion B. Harris, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2015, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. During the third quarter of 2015, we launched the first phase of a new securitization system for U.S. wholesale securitization transactions. In subsequent periods, the remaining phases of the securitization system will be launched.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Ford Motor Credit Company v. Sudesh Agrawal.  On January 18, 2011, a state trial court judge in Cuyahoga County, Ohio certified a nationwide class action with an Ohio subclass in a counterclaim arising out of a collection action.  Class claimants allege breach of contract, fraud, and statutory violations for Ford Credit’s lease-end wear and use charges. Class claimants allege that the standard applied by Ford Credit in determining the condition of vehicles at lease-end is different than the standard set forth in claimants’ leases. The Court of Appeals of Ohio, Eighth Appellate District, affirmed nationwide class certification and certification of an Ohio subclass. We appealed, and on December 17, 2013, the Supreme Court of Ohio reversed the Court of Appeals and remanded the case for further proceedings. On March 13, 2014, the Court of Appeals reversed the trial court order certifying the classes and remanded the case for further proceedings.  On September 28, 2015, the trial court re-certified a nationwide class action with an Ohio subclass.  We have filed an appeal.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Marion B. Harris
Marion B. Harris
Chief Financial Officer and Treasurer

Date:	October 27, 2015

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated October 27, 2015, relating to financial information.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Items 2 - 4 of Part I and Items 1 - 2 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.