Form 10-K
period 2015-12-31
FORD MOTOR CREDIT CO LLC
filed 2016-02-11
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware	38-1612444
(State of organization)	(I.R.S. employer identification no.)
One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
7 1/2% Continuously Offered Bonds for Retail	New York Stock Exchange
Accounts due August 20, 2032

4.05% Notes due December 10, 2018	New York Stock Exchange

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

Exhibit Index begins on page 59

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

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

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K Report” or “Report”) nor filed with the SEC.

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

Finance receivables and operating leases in the consumer segment include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal and commercial use. Retail financing includes retail installment sale contracts for new and used vehicles and direct financing leases for new vehicles to retail and commercial customers including leasing companies, government entities, daily rental companies, and fleet customers.

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

Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: North America (“North America Segment”) and International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. For additional financial information regarding our operations by business segment and operations by geographic region, see Note 16 of our Notes to the Financial Statements.

Item 1. Business (Continued)

North America Segment

Our United States operations accounted for 73% and 71% of our total managed receivables at year-end 2015 and 2014, respectively and our Canadian operations accounted for 8% and 10% at year-end 2015 and 2014, respectively. Managed receivables equal net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). For additional information on how we review our business performance, including on a managed basis, refer to the “Overview” section of Item 7 below. Managed receivables are discussed further in the “Financial Condition” section of Item 7 below.

In the United States and Canada, under the Ford Credit and Lincoln Automotive Financial Services brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles.

International Segment

Our International Segment includes operations in three main regions: Europe, Asia Pacific, and Latin America. Our Europe region is our largest international operation, accounting for 15% of our total managed receivables at year-end 2015 and 2014. Within the International Segment our Europe region accounted for 79% and 78% of our managed receivables at year-end 2015 and 2014, respectively. Our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and has branches in 10 other European countries. FCE also has operating subsidiaries in Switzerland, Poland, the Czech Republic, and Hungary that provide a variety of retail and dealer financing. The United Kingdom and Germany are our largest markets in Europe, representing 67% of FCE’s finance receivables and operating leases. Customers and dealers in Italy, France, and Spain are 19% of FCE’s finance receivables and operating leases. FCE, through its Worldwide Trade Financing (“WWTF”) division, provides financing to distributors and importers in about 70 countries where Ford has no national sales company presence. In the Asia Pacific region, we operate in China and India. In the Latin America region, we operate in Mexico, Brazil, and Argentina. Our operations include joint ventures with local financial institutions and other third parties in various locations around the world. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Ford’s 2015 Form 10-K Report”), filed separately with the SEC and incorporated by reference as an exhibit to our 2015 Form 10-K Report (without financial statements and exhibits).

Ford has sponsored special financing programs available only through us. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford and Lincoln vehicles. Similar programs may be offered in the future. For additional information regarding interest supplements and other support costs received from affiliated companies, see Notes 2 and 3 of our Notes to the Financial Statements.

Competition

The automotive financing business is highly competitive, due in part to web-based credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. Our principal competitors are:

•	Banks;

•	Independent finance companies;

•	Credit unions;

•	Leasing companies; and

•	Other automobile manufacturers’ affiliated finance companies.

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

Item 1. Business (Continued)

We offer a variety of retail installment sale financing products. In the United States, retail installment sale contract terms for new vehicles range primarily from 24 to 75 months. The average original term of our retail installment sale contracts in the United States was 64 months and 62 months for contracts purchased in 2015 and 2014, respectively. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product in Europe under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for excess mileage as well as excess wear and use, if any. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions.

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

Net Investment in Operating Leases

We offer leasing plans to retail customers through our dealers. Our highest volume retail-leasing plan is called Red Carpet Lease, which is offered in the United States and Canada through dealers of Ford and Lincoln brands. Under these plans, dealers originate the leases and offer them to us for purchase. Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer. After we purchase a lease from a dealer, the dealer generally has no further obligation to us in connection with the lease. The customer is responsible for properly maintaining the vehicle and is obligated to pay for excess wear and use as well as excess mileage, if any. At the end of the lease, the customer has the option to purchase the vehicle for the price specified in the lease contract, or return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. We sell vehicles returned to us to Ford and non-Ford dealers through auctions.

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

In the United States, operating lease terms for new vehicles range primarily from 24 to 39 months. In 2015 and 2014, the average original lease term for contracts purchased was 34 months and 33 months, respectively.

Direct Financing Leases and Other Operating Lease Vehicle Financing

We offer vehicle-financing programs to retail and commercial customers including leasing companies, government entities, daily rental companies, and fleet customers. These financings include primarily lease plans for terms of 24 to 60 months. We hold a security interest in financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related leases. At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in our consumer segment and reported as retail financing or net investment in operating leases in our financial statements.

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

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 60 days in 2015 compared with 67 days in 2014. Our wholesale financing program includes financing of large multi-brand dealer groups.

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

Other Dealer Financing. We also provide financing to qualified dealers for vehicles to be utilized for service replacement and retail rental use. In addition, we provide financing to qualified daily rental companies for new and used vehicles used in their operations.

Other Financing

We also purchase receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers, receivables from Ford related loans, and certain used vehicles from daily rental fleet companies. These receivables are excluded from our credit quality reporting since the performance of this group of receivables is generally guaranteed by Ford.

Marketing and Special Programs

We actively market our financing products and services to automotive dealers and customers. We demonstrate to dealers the value of a business relationship with us through personal sales contacts, targeted advertisements in trade publications, and participation in dealer-focused conventions and organizations. Our marketing strategy is based on our belief that we can better assist dealers in achieving their sales, financial, and customer satisfaction goals by being a reliable finance source with knowledgeable automotive and financial professionals offering personal attention and interaction. We demonstrate our commitment to dealer relationships with a variety of materials, measurements, and analyses showing the advantages of a full range of automotive financing products that allows consistent and predictable single source financing. We promote increased dealer transactions through incentives, bonuses, contests, and selected program and rate adjustments.

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

Servicing

Consumer Financing

After we purchase retail installment sale contracts and leases from dealers and other customers, we manage the contracts during their contract terms. This management process is called servicing. We service the finance receivables and leases we originate and purchase. Our servicing duties include the following:

•	Applying monthly payments from customers;

•	Maintaining a security interest in the financed vehicle;

•	Providing billing statements to customers;

•	Responding to customer inquiries;

•	Releasing our security interest on paid-off finance contracts;

•	Contacting delinquent customers for payment;

•	Arranging for the repossession of vehicles; and

•	Selling repossessed and returned vehicles.

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

Payment Extensions. In our regular course of business we may offer payment extensions to customers. Each month 1% to 2% of our U.S. retail contracts outstanding are granted payment extensions. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Before agreeing to a payment extension, the service representative reviews the customer’s payment history and current financial situation and assesses the customer’s desire and capacity to make future payments. The service representative decides whether the proposed payment extension complies with our policies and guidelines. Payment extensions are reviewed regularly by Ford Credit’s servicing managers.

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

Insurance

We conduct insurance underwriting operations primarily through TARIC in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada. TARIC offers a variety of products and services, including:

•	Physical damage insurance coverage for Ford Credit financed vehicles at dealer locations;

•	Physical damage insurance coverage for Ford and Lincoln vehicles in transit between final assembly plants and dealer locations;

•	Contractual liability insurance on extended service contracts for Ford and its affiliates; and

•	Commercial automobile and general liability insurance and surety bonds for Ford in the United States.

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

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenues in 2015 and 2014.

Item 1. Business (Continued)

Employee Relations

We employed approximately 6,800 and 6,500 full-time employees worldwide at year-end 2015 and 2014, respectively. Most employees are salaried and are not represented by a union. We consider employee relations to be satisfactory.

Governmental Regulations

As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

United States

Within the United States, our operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations.

Federal Regulation. We are subject to federal regulation, including the Truth-in-Lending Act, the Consumer Leasing Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail financing transactions include the terms of repayment, the amount financed, the total finance charge, and the annual percentage rate. For retail lease transactions, under the Consumer Leasing Act, we are required to disclose the amount due at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage, wear and use charges, and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy, and enhanced accuracy in credit reporting content. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), it is unlawful for us to engage in any unfair, deceptive or abusive act or practice. We are also subject to the Servicemembers Civil Relief Act that prohibits us from charging interest in excess of 6% on transactions with customers who subsequently enter into full-time service with the military and request such interest rate modification, and limits our ability to collect future payments from such lease customers who terminate their lease early. We are subject to other federal regulation, including the Gramm-Leach-Bliley Act, that requires us to maintain confidentiality and safeguard certain consumer data in our possession and to communicate periodically with consumers on privacy matters. In addition, the Consumer Financial Protection Bureau (“CFPB”) has broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. For additional discussion of the CFPB, see “Item 1A. Risk Factors” below.

We are also subject to regulation in our funding and securitization activities, including requirements under federal securities laws and specific rules and requirements for asset-backed securities. Derivatives activities are regulated under the Commodities Exchange Act and Dodd-Frank Act. These regulations also impose operational and reporting requirements for these funding transactions.

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

Item 1. Business (Continued)

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

International

In some countries outside the United States, some of our subsidiaries, including FCE, are regulated and/or licensed banking institutions and are required, among other things, to maintain minimum capital and liquidity. FCE is authorized by the U.K. Prudential Regulation Authority (“PRA”) and regulated by the U.K. Financial Conduct Authority (“FCA”) and the PRA to carry on a range of regulated activities within the U.K. Pursuant to the Capital Requirements Regulation and Directive, CRD IV, FCE operates through a branch and subsidiary network in 14 other European countries. Under FCE’s banking license, consumer credit and leasing activities are also passported to the European branches. In many other locations where we operate, governmental authorities require us to obtain equivalent banking licenses to conduct our business.

Regulatory Compliance Status

Based on our compliance management processes and procedures, we believe that we maintain all material licenses and permits required for our current operations and are in material compliance with all laws and regulations applicable to us and our operations. Failure to satisfy those legal and regulatory requirements could have a material adverse effect on our operations, financial condition, reputation, and/or liquidity. Further, the adoption of new laws or regulations, or the revision of existing laws and regulations, could have a material adverse effect on our operations, financial condition, and/or liquidity.

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

For additional information on new or increased credit regulations, consumer or data protection regulations, or other regulations, refer to “Item 1A. Risk Factors.”

Item 1. Business (Continued)

Certain Agreements with Ford and Affiliates

On April 30, 2015, we and Ford entered into an Amended and Restated Relationship Agreement (the “Relationship Agreement”) relating to our long-standing business practices with Ford. A copy of the Relationship Agreement was filed as an exhibit to our Current Report on Form 8-K dated April 30, 2015, and is incorporated by reference herein as an exhibit. Pursuant to the Relationship Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1. No capital contributions have been made to us pursuant to the Relationship Agreement.

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

•
Allocates to us $2 billion plus any commitments under the Chinese renminbi sub-facility as the amount we may borrow as a Subsidiary Borrower under Ford’s Third Amended and Restated Credit Agreement dated as of April 30, 2015 and as further amended (“Ford’s revolving credit facility”) and requires us to reimburse Ford for a proportionate amount of Ford’s costs under that credit facility; and

•
Prohibits Ford from terminating Ford’s revolving credit facility prior to its maturity, or taking any other action that would impair our ability to borrow under that credit facility, without our prior written consent.

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2015 periods.

More information about agreements between us and Ford and other affiliates is contained in our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Exhibit 99.

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

Lower-than-anticipated market acceptance of Ford’s new or existing products or services. Although Ford conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. The success of Ford Smart Mobility, Ford’s plan for connectivity, mobility, autonomous vehicles, the customer experience, and data and analytics, likewise depends on many factors, including the amount of capital Ford invests, advancements in technology, regulatory changes, and other factors that are difficult to predict that may significantly affect the future of mobility. With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded.

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

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the December 2015 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of about 31 million units in 2015. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity could have a substantial adverse effect on Ford’s financial condition and results of operations.

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

Concerns persist regarding the sustainability of the European currency area (“euro area”) and of the larger European Union, which includes the United Kingdom. The pending decision by the U.K. electorate on whether to remain in the European Union has exacerbated concerns regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual euro area countries. If a country within the euro area were to default on its debt or withdraw from the euro currency, or—in a more extreme circumstance—the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford’s global business, could be immediate and significant. The exit of the United Kingdom from the European Union would have less extreme but still significant implications. Such scenarios—or the perception that such developments are imminent—could adversely affect the value of our euro- and pound-denominated assets and obligations. In addition, such developments could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on Ford’s and/or Ford Credit’s financial condition and results of operations.

In addition, Ford has operations in various markets with volatile economic or political environments and is pursuing growth opportunities in a number of newly developed and emerging markets. These investments may expose Ford to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of Ford’s manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on Ford’s financial condition and results of operations. Further, the U.S. government, other governments, and international organizations could impose additional sanctions that could restrict Ford and Ford Credit from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

Economic distress of suppliers that may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase costs, affect liquidity, or cause production constraints or disruptions. The automotive industry supply base experienced increased economic distress due to the sudden and substantial drop in industry sales volumes beginning in 2008. Dramatically lower industry sales volume made existing debt obligations and fixed cost levels difficult for many suppliers to manage, increasing pressure on the supply base. As a result, suppliers not only were less willing to reduce prices, but some requested direct or indirect price increases as well as new and shorter payment terms. At times, Ford has had to provide financial assistance to key suppliers to ensure an uninterrupted supply of materials and components. In addition, suppliers may continue to exit certain lines of business or close facilities due to economic concerns, management turnover, or other reasons. In such cases, Ford generally experiences additional costs associated with transitioning to new suppliers. Each of these factors could have a substantial adverse effect on Ford’s financial condition and results of operations.

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

Labor or other constraints on Ford’s ability to maintain competitive cost structure. Substantially all of the hourly employees in Ford’s Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. Ford negotiated a four-year agreement with the UAW in 2015 and will negotiate a new agreement with Unifor (formerly the Canadian Auto Workers Union) in 2016.  Although Ford has negotiated transformational agreements in recent years, these agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of income security, subject to certain conditions. As a practical matter, these agreements may restrict Ford’s ability to close plants and divest businesses. A substantial number of Ford’s employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter Ford’s ability to sell or close manufacturing or other facilities.

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

Restriction on use of tax attributes from tax law “ownership change.”  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits (“Tax Attributes”).  At December 31, 2015, Ford had Tax Attributes that would offset more than $15 billion of taxable income.  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. In 2015, Ford renewed for an additional three-year period its tax benefit preservation plan (the “Plan”) to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of Ford’s Board of Directors, beneficial ownership of 4.99% or more of Ford’s outstanding Common Stock could be subject to significant dilution. The renewal is subject to shareholder approval at Ford’s annual meeting in May 2016.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs. Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where standards may be in tension with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. In addition, the introduction of new and innovative features and technology to Ford’s vehicles could increase the risk of defects or customer dissatisfaction. In 2014 and 2015, there was an unprecedented increase in the number of vehicles involved in safety recalls by manufacturers in the United States. The increase reflects the National Highway Traffic Safety Administration’s (“NHTSA”) continued expansion of its definition of safety defects under the Safety Act. In addition, NHTSA’s enforcement strategy shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. These recall and warranty costs could be exacerbated to the extent they relate to global platforms. Furthermore, launch delays or recall actions also could adversely affect Ford’s reputation or market acceptance of its products as discussed above under “Lower-than-anticipated market acceptance of Ford’s new or existing products or services.”

Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact), vehicle safety, and energy independence. For example, as discussed under “Item 1. Business - Governmental Standards” in Ford’s 2015 Form 10-K Report, in the United States the CAFE standards for light duty vehicles are 35.5 mpg by the 2016 model year, 45 mpg by the 2021 model year, and 54.5 mpg by the 2025 model year; EPA’s parallel CO2 emission regulations impose similar standards. California’s ZEV rules also mandate steep increases in the sale of electric vehicles and other advanced technology vehicles beginning in the 2018 model year. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments.

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

The U.S. government has initiated an enforcement action against a major competitor of Ford in connection with its alleged use of “defeat devices” in hundreds of thousands of light duty diesel vehicles. The emergence of this issue has led to increased scrutiny of automaker emission testing by regulators around the world. This may lead to new regulations, more stringent enforcement programs, requests for field actions, and/or delays in regulatory approvals. The cost to comply with existing government regulations is substantial and additional regulations or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on Ford’s financial condition and results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales.

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

Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of Ford’s manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations has been impacted favorably by government incentives to a substantial extent. In Brazil, however, the federal government has levied assessments against Ford concerning Ford’s calculation of federal incentives it received, and certain states have challenged the grant to Ford of tax incentives by the state of Bahia, including a constitutional challenge of state incentives that is pending in Brazil’s Supreme Court. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition and results of operations. See “Item 3. Legal Proceedings” in Ford’s 2015 Form 10-K Report for a discussion of tax proceedings in Brazil and the potential requirement for Ford to post collateral.

Item 1A. Risk Factors (Continued)

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

Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier.  Ford and Ford Credit are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of customers, employees, or others; jeopardize the security of Ford’s or Ford Credit’s facilities; and/or affect the performance of in-vehicle systems. A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. A significant cyber incident could impact production capability, harm Ford’s or Ford Credit’s reputation and/or subject Ford or Ford Credit to regulatory actions or litigation.

Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities. Under Ford’s revolving credit facility, Ford is able to borrow, repay, and then re-borrow up to $13.4 billion. Certain of Ford’s subsidiaries have standby or revolving credit facilities on which they depend for liquidity. If the financial institutions that provide commitments under Ford’s revolving credit facility, Ford’s subsidiaries’ standby or revolving credit facilities, or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to Ford, which could substantially adversely affect Ford’s liquidity and financial condition. At December 31, 2015, Ford Credit had $17.1 billion of committed asset-backed security (“ABS”) and credit facilities available for use for which Ford Credit pays commitment fees. To the extent the financial institutions that provide these commitments were to default on their obligation to fund the commitments, these funds would not be available to Ford Credit.

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

Item 1A. Risk Factors (Continued)

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

Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. Also, direct on-line or large dealer group financing options provide consumers with alternative finance sources and/or increased pricing transparency. All of these financing alternatives drive greater competition based on financing rates and terms. Competition from such institutions and alternative finance sources could adversely affect Ford Credit’s profitability and the volume of its retail business. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers.

New or increased credit regulations, consumer or data protection regulations, or other regulations resulting in higher costs and/or additional financing restrictions. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations in which it operates, which can impose significant additional costs and/or restrictions on its business.  In the United States, for example, Ford Credit’s operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations, including the federal Truth-in-Lending Act, Consumer Leasing Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.

Congress also passed the Dodd-Frank Act in 2010 to reform practices in the financial services industries, including automotive financing and securitizations. The Dodd-Frank Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and, among other things, gives the CFPB broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. Exercise of these powers by the CFPB may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies in the automotive finance business. For example, in March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes Ford Credit, take steps to monitor and/or impose controls over dealer discretionary pricing. Effective August 31, 2015, the CFPB has authority to supervise and examine the largest nonbank automotive finance companies, such as Ford Credit, for compliance with consumer financial protection laws.

In addition, the Dodd-Frank Act provides that a nonbank financial company could be designated a “systemically important financial institution” by the Financial Stability Oversight Council and thus be subject to supervision by the Board of Governors of the Federal Reserve System.  Such a designation would mean that a nonbank finance company such as Ford Credit, in effect, could be regulated like a bank with respect to capital and other requirements, but without the benefits of being a bank—such as the ability to offer Federal Deposit Insurance Corporation (“FDIC”) insured deposits.

The Dodd-Frank Act also creates an alternative liquidation framework under which the FDIC may be appointed as receiver of a nonbank financial company if the U.S. Treasury Secretary (in consultation with the President of the United States) determines that the company is in default or danger of default and the resolution of the company under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States. The FDIC’s powers under this framework may vary from those of a bankruptcy court under U.S. bankruptcy law, which could adversely impact securitization markets, including Ford Credit’s funding activities, regardless of whether Ford Credit ever is determined to be subject to the Dodd-Frank Act’s alternative liquidation framework.

Item 1A. Risk Factors (Continued)

In some countries outside the United States, some of Ford Credit’s subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital and liquidity. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Compliance with these laws and regulations imposes additional costs on Ford Credit and affects the conduct of its business. Additional regulation could add significant cost or operational constraints that might impair Ford Credit’s profitability.

ITEM 1B. Unresolved Staff Comments.

We have none to report.

ITEM 2. Properties.

We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England, from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2015, our total future rental commitment under leases of real property was $61 million.

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

In Europe, we have a service center in Manchester, England that services our U.K. dealers and dealers from several European locations and one in St. Albans, England that services our U.K. customers. We are in the process of migrating our servicing of U.K. customers from the service center in St. Albans to Manchester. We also have a service center in Cologne, Germany to service our German dealers and customers. In other countries, we provide servicing through our local branches and subsidiaries.

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

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2015, with respect to litigation matters cannot be ascertained, we believe that any resulting liability would not materially affect our operations, financial condition, or liquidity.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2015 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2015, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2015, and there is no market for our Shares. We paid cash distributions to our parent of $250 million and $395 million in 2015 and 2014, respectively.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Performance

We review our business performance on a managed basis. Receivables for the North America and International Segments are presented on a managed basis, as it closely approximates the customer’s outstanding balance on the receivables, which is the basis for earning revenue. Our managed receivables equal net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). To evaluate our performance we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.

We measure the performance of our North America and International Segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in unallocated risk management and are excluded in assessing our North America and International Segment performance because they are carried out on a centralized basis at the corporate level. We also adjust segment performance to re-allocate interest expense between the North America and International Segments reflecting debt and equity levels proportionate to their product risk. For additional information regarding our segments, see Note 16 of our Notes to the Financial Statements.

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

•	Credit Loss – Credit Loss is reflected within the Provision for credit losses on the income statement.

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses primarily into net charge-offs and the change in the allowance for credit losses.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2015 Compared with 2014

The following chart shows our key metrics:

FORD CREDIT

2015 FULL YEAR KEY METRICS COMPARED WITH 2014

U.S. Retail and Lease
Contract Volume (000)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
1,974
2,141
$113
$127
$1,854
$2,086
741
740
0.14%
0.12%
0.27%
0.33%
2014
2015
2014
2015
2014
2015
2014
2015
2014
2015
2014
2015

FY	2014	2015
Debt (Bils)	$105	$120
Managed Leverage* (to 1)	8.7	9.5

* Reconciliation to GAAP provided in "Financial Condition" and "Leverage" below.

We continue to support Ford’s growth by providing financial products and services to our dealers and customers around the world. Our contract volume grew 8% in 2015, and managed receivables ended the year at $127 billion, up $14 billion from year-end 2014 and at the top of our prior guidance.

On a pre-tax basis we earned $2.1 billion in 2015, up $232 million from 2014. Our net income was $1.4 billion in 2015, compared with $1.7 billion in 2014. The decrease in net income reflects the nonrecurrence of favorable tax items recorded in 2014. For additional information, see Note 10 of our Notes to the Financial Statements. In 2015, we paid distributions of $250 million.

Our purchase policy remains consistent along with a relentless focus on originations, servicing, and collections. As a result, our portfolio performance continues to be robust with our loss-to-receivables ratio at the low end of our historical experience.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the increase in pre-tax profit by causal factor:

FORD CREDIT

FY 2015 PRE-TAX RESULTS COMPARED WITH 2014 (MILS)

$232
$1,854
$2,086
$474
$28
$(163)
$(21)
$(115)
$29
2014
2015
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Pre-tax profit improved compared with 2014. The improvement is more than explained by favorable volume and mix, driven by growth in all products globally.

Higher credit losses and the adverse effect of the stronger U.S. dollar were partial offsets. The higher credit losses, primarily in North America, reflect reserve increases in 2015 compared with reserve releases in 2014. Charge-offs were also higher.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the years ended December 31 are shown below (in millions). For additional information, see Note 16 of our Notes to the Financial Statements.

	2015	2014	2015 Over/(Under) 2014
Income before income taxes
North America Segment	$1,629	$1,399	$230
International Segment	458	461	(3)
Unallocated risk management	(1)	(6)	5
Income before income taxes	$2,086	$1,854	$232

North America Segment

The North America Segment’s higher full year pre-tax profit is more than explained by favorable volume and mix, driven by growth in all products. A partial offset was higher credit losses, reflecting higher charge-offs and reserve increases in 2015 compared with reserve releases in 2014.

International Segment

The International Segment’s full year pre-tax profit is largely unchanged. Favorable volume and mix, driven by growth in all products, was offset by the adverse effect of the stronger U.S. dollar, lower financing margin, and higher credit losses, reflecting reserve increases in 2015 compared with reserve releases in 2014.

Unallocated Risk Management

Unallocated risk management is largely unchanged. For additional information, see Notes 7 and 16 of our Notes to the Financial Statements.

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

On a pre-tax basis we earned $1.9 billion in 2014, compared with $1.8 billion in 2013. The following chart shows the increase in pre-tax profit by causal factor:

FORD CREDIT

FY 2014 PRE-TAX RESULTS COMPARED WITH 2013 (MILS)

$98
$1,756
$1,854
$425
$(137)
$(55)
$(128)
$(42)
$35
2013
2014
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

The improvement of $98 million is more than explained by favorable volume and mix, driven by increases in consumer and non-consumer finance receivables globally, as well as an increase in operating leases in North America.

Partial offsets include lower financing margin, reflecting primarily lower portfolio pricing in North America and a one-time reserve in Europe, and unfavorable lease residual performance in North America, resulting from lower relative auction values.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of our operations by business segment and unallocated risk management for the years ended December 31 are shown below (in millions). For additional information, see Note 16 of our Notes to the Financial Statements.

	2014	2013	2014 Over/(Under) 2013
Income before income taxes
North America Segment	$1,399	$1,438	$(39)
International Segment	461	371	90
Unallocated risk management	(6)	(53)	47
Income before income taxes	$1,854	$1,756	$98

North America Segment

The full year decrease in the North America Segment pre-tax profit is primarily explained by unfavorable lease residual performance, resulting from lower relative auction values, and lower financing margin, reflecting lower portfolio pricing. A partial offset was favorable volume and mix, driven by an increase in operating leases and higher consumer finance receivables, both reflecting changes in Ford’s marketing programs, as well as an increase in non-consumer finance receivables, reflecting higher dealer stocks.

International Segment

The full year increase in the International Segment pre-tax profit is primarily explained by favorable volume and mix resulting from an increase in consumer finance receivables reflecting growth in sales of new Ford vehicles and higher financing share, as well as an increase in non-consumer finance receivables, reflecting higher dealer stocks. A partial offset was lower financing margin, reflecting the one-time reserve in Europe.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
North America Segment
United States	1,342	1,231	1,122
Canada	160	149	140
Total North America Segment	1,502	1,380	1,262
International Segment
Europe	505	460	404
Asia Pacific	108	109	92
Latin America	26	25	4
Total International Segment	639	594	500
Total contract placement volume	2,141	1,974	1,762

Shown below are our financing shares of new Ford- and Lincoln-brand vehicles sold in the United States and new Ford-brand vehicles sold in Europe for the years ended December 31.

Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe for the years ended December 31:

	2015	2014	2013
United States
Financing share
Retail installment and lease	47%	45%	40%
Wholesale	76	77	77
Europe
Financing share
Retail installment and lease	37%	36%	34%
Wholesale	98	98	98

North America Segment

The increase in contract placement volume primarily reflects higher industry volume and higher financing share. The higher retail installment and lease financing share in the United States was driven primarily by changes in Ford’s marketing programs.

International Segment

The increase in contract placement volume primarily reflects higher industry volume in Europe. Higher retail installment and lease financing share in Europe was driven primarily by changes in Ford’s marketing programs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, at December 31 were as follows (in billions):

	2015	2014
Net Receivables (a)
Finance receivables - North America Segment
Consumer retail financing	$49.2	$44.1
Non-consumer: Dealer financing (b)	25.5	22.5
Non-consumer: Other	0.9	1.0
Total finance receivables - North America Segment	75.6	67.6

Finance receivables - International Segment
Consumer retail financing	12.9	11.8
Non-consumer: Dealer financing (b)	10.5	9.3
Non-consumer: Other	0.3	0.3
Total finance receivables - International Segment	23.7	21.4

Unearned interest supplements	(2.1)	(1.8)
Allowance for credit losses	(0.4)	(0.3)
Finance receivables, net	96.8	86.9

Net investment in operating leases	25.1	21.5
Total net receivables	$121.9	$108.4

Managed Receivables
Total net receivables	$121.9	$108.4
Unearned interest supplements and residual support	4.5	3.9
Allowance for credit losses	0.4	0.4
Other, primarily accumulated supplemental depreciation	0.4	0.1
Total managed receivables	$127.2	$112.8
__________

(a)
At December 31, 2015 and 2014, includes consumer receivables before allowance for credit losses of $27.6 billion and $24.4 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2015 and 2014, includes net investment in operating leases before allowance for credit losses of $13.3 billion and $9.6 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections below and Note 5 of our Notes to the Financial Statements.

(b)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

Managed receivables at December 31, 2015 increased from year-end 2014, driven by increases in consumer and non-consumer finance receivables in all geographic segments and operating leases in the North America Segment. The adverse effect of the stronger U.S. dollar was a partial offset.

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

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At December 31, 2015 and 2014, we classified between 5% and 6% of the outstanding U.S. retail finance and operating lease contracts in our portfolio as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Metrics

The following charts show annual trends of charge-offs (credit losses, net of recoveries), loss-to-receivables (“LTR”) ratios (charge-offs divided by average managed receivables), credit loss reserve, and our credit loss reserve as a percentage of EOP managed receivables:

FORD CREDIT
HISTORICAL CREDIT LOSS METRICS

Worldwide Charge-Offs (Mils) and Loss-to-Receivables Ratio (%)

LTR
0.24%
0.16%
0.18%
0.19%
0.23%
$201
$136
$176
$209
$271
2011
2012
2013
2014
2015

Worldwide Credit Loss Reserve (Mils) and Reserve as a Pct. of EOP Managed Receivables

Reserves as %
of EOP Rec.
0.63%
0.44%
0.37%
0.32%
0.33%
$534
$408
$380
$359
$422
2011
2012
2013
2014
2015

Charge-offs were up from 2014 primarily reflecting higher severities and growth in receivables.

The LTR ratio of 23 basis points remains at the low end of our historical experience.

The reserve as a percent of managed receivables was up one basis point and up $63 million on an absolute basis from a year ago. Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivable levels.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Retail Installment and Operating Lease

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 75% of our worldwide consumer portfolio at December 31, 2015.

FORD CREDIT
HISTORICAL U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Average Placement FICO Score

738
737
738
741
740
2011
2012
2013
2014
2015

Repossessions (000)

Repo. Ratio
1.86%
1.35%
1.18%
1.06%
0.98%
45
32
29
28
28
2011
2012
2013
2014
2015

Memo: Over-60-Day Delinquency*

0.14%	0.15%	0.15%	0.14%	0.12%

Severity**

$6,500
$6,900
$7,600
$7,900
$8,900
2011
2012
2013
2014
2015

Charge-Offs (Mils) and LTR (%)

LTR
0.36%
0.23%
0.26%
0.27%
0.33%
$144
$100
$127
$146
$206
2011
2012
2013
2014
2015

* Excluding bankruptcies
** In 2015, reflects a change to include certain repossession expenses in charge-offs

Our origination practices remain consistent as evidenced by our average placement FICO score. As a result, we continue to experience very robust credit loss performance.

Our repossession ratio of 0.98% in 2015 was the lowest on record, and over-60-day delinquencies continue at record low levels.

Severities have increased over the last number of years. These increases primarily reflect factors including higher average amount financed, longer-term financing, shorter average time to repossession, and higher principal outstanding at repossession. Our severity performance is generally consistent with our expectations.

Our average severity of $8,900 was $1,000 higher than 2014. About $600 of this increase reflects the underlying factors noted above, while the remainder reflects the inclusion of certain repossession expenses beginning in 2015.

The LTR ratio of 33 basis points was up six basis points from a year ago, primarily as a result of the increase in severity. Despite the increase, the LTR ratio remains near historic lows.

With higher severity and a growing balance sheet, charge-offs were up $60 million from 2014.

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

North America Retail Operating Lease Experience

The North America Segment accounted for 99% of Ford Credit’s total operating leases at December 31, 2015. The following table shows operating lease placement, termination, and return volumes for this segment for the years ended December 31 (in thousands, except for percentages):

	2015	2014	2013
Placements (a)	461	408	365
Terminations (b)	273	261	174
Returns (c)	187	193	117

Memo:
Return rates	68%	74%	67%
__________

(a)	Placement volume measures the number of leases we purchase in a given period.

(b)	Termination volume measures the number of vehicles for which the lease has ended in a given period.

(c)	Return volume reflects the number of vehicles returned to us by customers at lease end.

In 2015, placement volume was up about 53,000 units compared with 2014, primarily reflecting changes in Ford’s marketing programs. Termination volume increased by about 12,000 units compared with 2014, reflecting higher lease placements relative to prior years. Return volume decreased about 6,000 units compared with 2014, reflecting lower return rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show annual return volume and auction values at incurred vehicle mix for vehicles returned in the respective periods. In 2015, Ford Credit’s U.S. lease originations represented 22% of total U.S. retail sales of Ford- and Lincoln-brand vehicles, and the U.S. operating lease portfolio accounted for 89% of our total net investment in operating leases at December 31, 2015.

FORD CREDIT

HISTORICAL U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
86
4
44
38
62
33
17
12
114
71
26
17
189
114
46
29
180
84
75
21
2011
2012
2013
2014
2015

U.S. Return Rates

2011	2012	2013	2014	2015
56%	62%	71%	78%	74%

Auction Values (At Incurred Mix)

24-Month
$19,740
$19,875
$19,000
$18,765
$19,785
$16,540
$17,535
$17,385
$17,865
$17,975
36-Month
2011
2012
2013
2014
2015

Worldwide Net Investment in Operating Leases (Bils)

2011	2012	2013	2014	2015
$10.1	$13.6	$18.3	$21.5	$25.1

Lease return volume and return rates in 2015 were lower than 2014. The return rate decreased reflecting primarily a larger mix of 36-month placements, which typically have a lower return rate.

In 2015, our auction values were up from 2014 consistent with the industry.

Our worldwide net investment in operating leases was $25.1 billion at the end of 2015, up from $21.5 billion in 2014.

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

The following rating actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015:

•	On November 23, 2015, S&P affirmed its ratings for Ford Credit, and revised the outlook to positive from stable.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	R-3	Positive	BBB (low)
Fitch	BBB-	F3	Positive	BBB-
Moody’s	Baa3	P-3	Stable	Baa3
S&P (a)	BBB-	A-3	Positive	BBB-
__________

(a)	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BBB, a one-notch higher rating than Ford Credit, with a stable outlook.

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

We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States and other international markets. At December 31, 2015, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $5.9 billion. At December 31, 2015, the principal amount outstanding of our unsecured commercial paper was $1.7 billion, which primarily represents issuance under our commercial paper program in the United States.

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

During 2015, the weighted average spread of the triple-A rated notes offered in our U.S. public retail securitization transactions ranged from 22 to 43 basis points over the relevant benchmark rates and our U.S. institutional unsecured long-term debt transaction spreads ranged from 63 to 185 basis points over the relevant benchmark rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following table shows our planned issuances for full-year 2016, and our global public term funding issuances in 2015, 2014, and 2013 (in billions), excluding short-term funding programs:

	Public Term Funding Plan
	2016 Forecast		2015	2014	2013
Unsecured	$14	-18	$17	$13	$11
Securitizations (a)	12	-15	13	15	14
Total	$26	-33	$30	$28	$25
__________

(a)	Includes Rule 144A offerings.

In 2015, we completed $30 billion of public term funding in the United States, Canada, Europe, Mexico, China, and Australia including $17 billion of unsecured debt and $13 billion of securitizations.

For 2016, we project full-year public term funding in the range of $26 billion to $33 billion, consisting of $14 billion to $18 billion of unsecured debt and $12 billion to $15 billion of public securitizations.

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FORD CREDIT

FUNDING STRUCTURE – MANAGED RECEIVABLES (BILS)

Commercial Paper
Ford Interest Advantage*
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
$103
$5
$5
$43
$45
$5
$11
$11
Year-End 2013
$113
$2
$6
$43
$55
$5
$11
$9
Year-End 2014
$127
$2
$6
$50
$62
$6
$12
$11
Year-End 2015
$134-139
$2-3
~$6
$50-53
$66-68
~$8
~$13
$11-12
Year-End 2016 Fcst.
Securitized Funding as Pct. of Managed Receivables
44%
38%
39%
37-40%

* The Ford Interest Advantage program consists of floating rate demand notes

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

At year-end 2015, managed receivables were $127 billion, and we ended the year with $11 billion in cash. Securitized funding was 39% of managed receivables.

We are projecting 2016 year-end managed receivables of $134 billion to $139 billion and securitized funding as a percent of managed receivables to be between 37% and 40%. We expect this percentage to decline over time; quarterly and annual movements reflect the calendarization of the funding plan.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity Sources

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and committed capacity (which includes our credit and asset-backed facilities and bank lines), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund). Net liquidity available for use is defined as gross liquidity less certain adjustments for asset-backed capacity in excess of eligible receivables and cash related to the Ford Credit Revolving Extended Variable-utilization program (“FordREV”), which can be accessed through future sales of receivables. While not included in available liquidity, these adjustments represent additional funding sources for future originations.

The following table shows our liquidity sources and utilization at December 31 (in billions):

	2015	2014	2013
Liquidity Sources
Cash (a)	$11.2	$8.9	$10.8
Committed ABS facilities (b)	33.2	33.7	29.4
FCAR bank lines	—	—	3.5
FCE/Other unsecured credit facilities	2.3	1.6	1.6
Ford revolving credit facility allocation	3.0	2.0	—
Total liquidity sources	49.7	46.2	45.3

Utilization of Liquidity
Securitization cash (c)	(4.3)	(2.4)	(4.4)
Committed ABS facilities	(20.6)	(15.3)	(14.7)
FCAR bank lines	—	—	(3.3)
FCE/Other unsecured credit facilities	(0.8)	(0.4)	(0.4)
Ford revolving credit facility allocation	—	—	—
Total utilization of liquidity	(25.7)	(18.1)	(22.8)
Gross liquidity	24.0	28.1	22.5
Adjustments (d)	(0.5)	(1.6)	(1.1)
Net liquidity available for use	$23.5	$26.5	$21.4
__________

(a)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)
Committed asset-backed security (“ABS”) facilities are subject to availability of sufficient assets, ability to obtain derivatives to manage interest rate risk, and exclude FCE access to the Bank of England’s Discount Window Facility.

(c)	Used only to support on-balance sheet securitization transactions.

(d)	Adjustments include other committed ABS facilities in excess of eligible receivables and certain cash within FordREV available through future sales of receivables.

At December 31, 2015, we had total liquidity sources of $49.7 billion compared with total liquidity sources of $46.2 billion at December 31, 2014. Our liquidity sources of committed capacity and cash are diversified across a variety of markets and platforms. The utilization of our liquidity totaled $25.7 billion at year-end 2015, compared with $18.1 billion at year-end 2014. The increase of $7.6 billion reflects higher securitization cash and usage of our committed ABS facilities.

We ended 2015 with gross liquidity of $24 billion. After adjustments totaling $0.5 billion, total liquidity available for use continues to remain strong at $23.5 billion at year-end 2015, $3 billion lower than year-end 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2015, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $11.2 billion, compared with $8.9 billion at year-end 2014.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.
The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $4.3 billion and $2.4 billion at December 31, 2015 and 2014, respectively.

Committed Capacity. At December 31, 2015, our committed capacity totaled $38.5 billion, compared with $37.3 billion at December 31, 2014. Our committed capacity is primarily composed of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under Ford’s revolving credit facility (as defined below).

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $33.2 billion ($17.6 billion of retail financing, $6.7 billion of wholesale financing, and $8.9 billion of operating leases) at December 31, 2015. These committed facilities have varying maturity dates, with $16.2 billion having maturities within the next twelve months and the remaining balance having maturities through 2017. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At December 31, 2015, $20.6 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

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

Unsecured Credit Facilities. At December 31, 2015, we and our majority-owned subsidiaries had $5.3 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s revolving credit facility (as defined below). At December 31, 2015, $4.5 billion was available for use.

FCE’s £830 million (equivalent to $1.2 billion at December 31, 2015) syndicated credit facility (the “FCE Credit Agreement”) matures in 2018. At December 31, 2015, £380 million (equivalent to $560 million) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Lenders under Ford’s Third Amended and Restated Credit Agreement dated as of April 30, 2015 and as further amended (“Ford’s revolving credit facility”) have commitments totaling $13.4 billion, with about 75% of the commitments maturing on April 30, 2020 and about 25% of the commitments maturing on April 30, 2018. Ford has allocated $3.0 billion of these commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At December 31, 2015, all $3.0 billion was available for use.

Funding and Liquidity Risks

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets.

Despite our diverse sources of funding and liquidity, our ability to maintain liquidity may be affected by the following factors (not necessarily listed in order of importance or probability of occurrence):

•	Prolonged disruption of the debt and securitization markets;

•	Global capital market volatility;

•	Market capacity for Ford- and Ford Credit-sponsored investments;

•	General demand for the type of securities we offer;

•	Our ability to continue funding through asset-backed financing structures;

•	Performance of the underlying assets within our asset-backed financing structures;

•	Inability to obtain hedging instruments;

•	Accounting and regulatory changes;

•	Our ability to maintain credit facilities and committed asset-backed facilities; and

•	Credit ratings assigned to us.

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

The following chart shows our cumulative maturities for the periods presented at December 31, 2015:

FORD CREDIT
BALANCE SHEET LIQUIDITY PROFILE (BILS)

Cumulative Maturities at December 31, 2015

Assets *
Debt **
$81
$54 ***
$108
$78
$127
$93
$138
$119
2016
2017
2018
2019 & Beyond

Unsecured Long-Term Debt Maturities

2016	2017	2018	2019 & Beyond
$10.3	$12.5	$11.3	$24.9

* Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excludes marketable securities related to insurance activities)

** Retail and lease ABS are treated as amortizing to match the underlying assets

*** Includes all of the wholesale ABS term maturities of $10.4 billion that otherwise contractually extend to 2017 and beyond

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 2 and 9 of our Notes to the Financial Statements. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for our retail installment sale contracts and investment in operating leases. The 2016 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise shown in Note 2 as extending beyond 2016. The chart above also reflects the following adjustments to debt maturities in Note 9 to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2016 maturities include all of the wholesale securitization transactions, even if the maturities extend beyond 2016; and

•	Retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period.

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

Securitization provides us with a lower cost source of funding compared with unsecured debt and it diversifies our funding among different markets and investors. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities.

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

Our Continuing Obligations

We are engaged as servicer to service the securitized assets and securitization transactions. Our servicing duties include collecting payments on the securitized assets, preparing monthly investor reports on the performance of the securitized assets and the securitization transaction, and facilitating payments to securitization investors. While servicing securitized assets, we apply the same servicing policies and procedures that we apply to our owned assets and maintain our normal relationship with our financing customers.

We generally have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. However, as the seller and servicer of the securitized assets and as the administrator of the securitization SPE, we are obligated to provide certain kinds of support to our securitization transactions, which are customary in the securitization industry. These obligations include performing administrative duties for the SPE and some transaction parties, indemnifications, repurchase obligations on assets that do not meet representations or warranties on eligibility criteria or that have been materially modified, the mandatory sale of additional assets in some revolving transactions, the payment or reimbursement of transaction party expenses and, in some cases, servicer advances of certain amounts. Securitization investors have no recourse to us or our other assets and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short-term or long-term debt. We do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Under new regulations for public offerings of asset-backed securities that came into effect in November 2015, we have additional obligations in the securitization transactions subject to these regulations to report certain information, including investor requests to communicate with other investors, ensure the engagement of an independent asset representations reviewer, cooperate and provide access to information necessary for an asset representations review and participate in dispute resolution proceedings for unresolved asset repurchase requests.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Structural Features Under Certain Securitization Programs

The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:

•
Retail Committed Syndicated Facility. Since October 2013, we have maintained a syndicated liquidity facility requiring the committed lenders to purchase rated, floating-rate asset-backed securities backed by retail installment sale contracts originated in the United States. If the over-collateralization and segregated cash reserve fund balance for any outstanding asset-backed security under this facility decreases below a specified level, each committed lender has the option to terminate its commitment.

•
Revolving Retail Program. Asset-backed securities under the FordREV program may be supported by a combination of a revolving pool of U.S. retail receivables and cash collateral. Cash generated by the receivables during the revolving period in excess of what is needed to pay certain expenses of the trust and interest on the notes may be used to purchase additional receivables provided that certain tests are met after the purchase. The revolving period ends upon the occurrence of certain events that include if credit losses or delinquencies on the pool of assets supporting the securities exceed specified levels, if certain segregated account balances are below their required levels, and if interest is not paid on the securities.

•
Retail Committed Facilities. If credit losses or delinquencies on a pool of assets held by a facility exceeds specified levels, or if the level of over-collateralization or credit enhancements for that pool decreases below a specified level, we will not have the right to sell additional pools of assets to that facility.

•
Wholesale Program. If the payment rates on wholesale receivables in the securitization trust are lower than specified levels or if there are significant dealer defaults, we will be unable to obtain additional funding and any existing funding would begin to amortize.

•
Lease Facility Program. If credit losses or delinquencies in our portfolio of retail lease contracts exceed specified levels, we will be unable to obtain additional funding from the securitization of retail lease contracts through our committed lease facilities.

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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2015			2014
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt
Finance Receivables
North America Segment
Retail financing	$1.4	$22.4	$20.7	$1.3	$19.6	$18.6
Wholesale financing	2.0	22.0	13.8	0.2	18.3	12.0
Total North America Segment	3.4	44.4	34.5	1.5	37.9	30.6
International Segment
Retail financing	0.4	5.2	4.3	0.4	4.8	3.9
Wholesale financing	—	4.1	2.3	0.1	3.5	2.2
Total International Segment	0.4	9.3	6.6	0.5	8.3	6.1
Total finance receivables	3.8	53.7	41.1	2.0	46.2	36.7
Net investment in operating leases	0.5	13.3	8.9	0.4	9.6	6.6
Total on-balance sheet arrangements	$4.3	$67.0	$50.0	$2.4	$55.8	$43.3
__________

(a)	Before allowances for credit losses. Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes unamortized discount and debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage at December 31 (in billions, except for ratios):

	2015	2014	2013
Total debt (a)	$119.6	$105.0	$98.7
Equity	11.7	11.4	10.6
Financial statement leverage (to 1)	10.2	9.2	9.3
__________

(a)
Includes debt issued in securitization transactions and payable only out of collections on the underlying securitized assets and related enhancements. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

The following table shows the calculation of our managed leverage at December 31 (in billions, except for ratios):

	2015	2014	2013
Total debt (a)	$119.6	$105.0	$98.7
Adjustments for cash (b)	(11.2)	(8.9)	(10.8)
Adjustments for derivative accounting (c)	(0.5)	(0.4)	(0.2)
Total adjusted debt	$107.9	$95.7	$87.7

Equity	$11.7	$11.4	$10.6
Adjustments for derivative accounting (c)	(0.3)	(0.4)	(0.3)
Total adjusted equity	$11.4	$11.0	$10.3
Managed leverage (to 1) (d)	9.5	8.7	8.5
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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2015, our managed leverage was 9.5:1, compared with 8.7:1 at December 31, 2014, reflecting the strength of the U.S. dollar and year-end receivables at the top end of the forecasted range. In 2016, we expect managed leverage to return to the upper-end of the targeted range of 8:1 to 9:1. In 2015, we paid $250 million in distributions to our parent, Ford Holdings LLC. For information on our planned distributions, refer to the “Outlook” section below. For information regarding income taxes paid to Ford or our deferred tax assets and liabilities, see Notes 8 and 10 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2015 are shown below (in millions):

	Payments Due by Period
	2016	2017 - 2018	2019 - 2020	2021 and Thereafter	Total
Long-term debt (a)	$29,109	$45,540	$20,374	$12,148	$107,171
Interest payments relating to long-term debt	2,360	3,089	1,666	976	8,091
Operating lease	19	26	11	7	63
Purchase obligations	15	16	—	—	31
Total	$31,503	$48,671	$22,051	$13,131	$115,356
__________

(a)	Excludes unamortized discounts, unamortized issuance costs, and fair value adjustments.

Liabilities recognized for unrecognized tax benefits of $91 million are excluded from the table above. Due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on income taxes, see Note 10 of our Notes to the Financial Statements.

For additional information on our long-term debt and operating lease obligations, see Notes 9 and 18, respectively, of our Notes to the Financial Statements.

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

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective LTR model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average finance receivables or average operating leases, excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each product and multiplied by the end-of-period balances for that given product.

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

Specific Allowance for Impaired Receivables. Consumer receivables involved in Troubled Debt Restructurings are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the contract’s original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford- and Lincoln-brand retail financing and operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
Assumption	Percentage Point Change	December 31, 2015 Allowance for Credit Losses	2016 Expense
Repossession ratios (a)	+/- 0.1 pt.	$37 / $(37)	$37 / $(37)
Loss severity	+/- 1.0	4 / (4)	4 / (4)
__________

(a)	Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.

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

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford- and Lincoln-brand operating lease portfolio is as follows (in millions, except for percentages):

Increase/(Decrease)
Assumption	Percentage Change	December 31, 2015 Accumulated Depreciation on Vehicles Subject to Operating Leases	2016 Expense
Future auction values	+/- 1.0	$(101) / $101	$(35) / $35
Return volumes	+/- 1.0	13 / (13)	6 / (6)

The impact of the increased accumulated supplemental depreciation in 2015 would be charged to expense in the 2016 - 2019 periods. Adjustments to the amount of accumulated depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following standards, most of which are not expected to have a material impact (with the exception of standard 2014-09) to our financial statements or financial statement disclosures. We are currently assessing the potential impact of standard 2016-01.

Standard		Effective Date (a)
2015-16	Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments	January 1, 2016
2015-09	Insurance - Disclosures about Short-Duration Contracts	January 1, 2016
2015-05	Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	January 1, 2016
2015-02	Consolidation - Amendments to the Consolidation Analysis	January 1, 2016
2015-01	Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	January 1, 2016
2014-16	Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity	January 1, 2016
2014-13	Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity	January 1, 2016
2014-12	Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period	January 1, 2016
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2015-17	Income Taxes - Balance Sheet Classification of Deferred Taxes	January 1, 2017
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018 (b)
2014-09	Revenue - Revenue from Contracts with Customers	January 1, 2018 (b)
__________

(a)	Early adoption for each of the standards, except standard 2016-01, is permitted.

(b)	For additional information see Note 1 of our Notes to the Financial Statements.

Outlook

For 2016, we expect full year pre-tax profit to be equal to or higher than 2015 and year-end managed receivables of $134 billion to $139 billion. We expect managed leverage to return to the upper-end of the targeted range of 8:1 to 9:1. Distributions will be dependent upon leverage which is affected by numerous factors including receivable balance, net income, and exchange.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors;

•	Decline in Ford’s market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of Ford’s new or existing products or services;

•	Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States;

•	An increase in or continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects resulting from economic, geopolitical, or other events;

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

•	Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;

•	Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles; and

•	New or increased credit regulations, consumer or data protection regulations, or other regulations resulting in higher costs and/or additional financing restrictions.

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

Our pre-tax cash flow sensitivity at December 31 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous increase in interest rates)	Pre-Tax Cash Flow Sensitivity (given a one percentage point instantaneous decrease in interest rates) (a)
December 31, 2015	$7	$(7)
December 31, 2014	(46)	46
___________

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk

Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, Euros, Pound Sterling, and Renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2015 is insignificant. For additional information on our derivatives, see Note 7 of our Notes to the Financial Statements.

Derivative Notional Values. The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2015	2014
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$20	$15
Pay-floating, receive-fixed, excluding securitization swaps	40	36
Securitization swaps	31	29
Total interest rate derivatives	91	80

Other derivatives
Cross-currency swaps	3	2
Foreign currency forwards	2	2
Total notional value	$96	$84

Derivative Fair Values. Net fair value of Ford Credit’s derivative financial instruments at December 31, 2015 was an asset of $681 million, compared to an asset of $692 million at December 31, 2014. For additional information regarding our derivatives, see Note 7 of our Notes to the Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, the accompanying Notes, and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page FC-1 immediately following the signature pages of this Report.

Selected quarterly financial data for 2015 and 2014 are provided in Note 17 of our Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Marion B. Harris, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Not required.

ITEM 11. Executive Compensation.

Not required.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Not required.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2015	2014
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company’s internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$11.5	$11.1
Audit-related fees - for support of funding transactions, attestation services, assistance with interpretation of accounting standards, and services related to divestitures	1.9	1.8
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to divestitures	0.7	0.7
All other fees - for research analysis regarding new markets and strategies	—	1.3
Total fees	$14.1	$14.9

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

ITEM 15. Exhibits and Financial Statements Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statement for the Years Ended December 31, 2015, 2014, and 2013

•Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013

•Consolidated Balance Sheet at December 31, 2015 and 2014

•Consolidated Statement of Shareholder’s Interest for the Years Ended December 31, 2015, 2014, and 2013

•Consolidated Statement of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013

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

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-B	Form of Indenture dated as of March 16, 2015 between Ford Motor Credit Company LLC and The Bank of New York Mellon relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company LLC Registration Statement No. 333-202789 and incorporated by reference herein.

Exhibit 10-A	Copy of Amended and Restated Relationship Agreement dated as of April 30, 2015 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Current Report on Form 8-K dated April 30, 2015 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Designation	Description	Method of Filing

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2015.	Incorporated herein by reference to Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2015. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Marion B. Harris
Marion B. Harris
Chief Financial Officer and Treasurer

Date:	February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

BERNARD B. SILVERSTONE*	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 11, 2016
Bernard B. Silverstone

N. JOY FALOTICO*	Director and Chief Operating Officer	February 11, 2016
N. Joy Falotico

STUART J. ROWLEY*	Director and Audit Committee Member	February 11, 2016
Stuart J. Rowley

NEIL M. SCHLOSS*	Director and Chair of the Audit Committee	February 11, 2016
Neil M. Schloss

THOMAS C. SCHNEIDER*	Director and Executive Vice President, Chief Risk Officer	February 11, 2016
Thomas C. Schneider

MARION B. HARRIS*	Director, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 11, 2016
Marion B. Harris

* By /s/ DAVID J. WITTEN	Attorney-in-Fact	February 11, 2016
David J. Witten

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholder’s interest and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 11, 2016

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the Years Ended December 31,
	2015	2014	2013
Financing revenue
Operating leases	$4,865	$4,129	$3,409
Retail financing	2,819	2,776	2,785
Dealer financing	1,539	1,620	1,519
Other	57	81	92
Total financing revenue	9,280	8,606	7,805
Depreciation on vehicles subject to operating leases	(3,640)	(3,088)	(2,397)
Interest expense	(2,416)	(2,656)	(2,730)
Net financing margin	3,224	2,862	2,678
Other revenue
Insurance premiums earned (Note 12)	133	125	119
Other income, net (Note 13)	284	265	258
Total financing margin and other revenue	3,641	3,252	3,055
Expenses
Operating expenses	1,139	1,094	1,090
Provision for credit losses (Note 4)	347	197	146
Insurance expenses (Note 12)	69	107	63
Total expenses	1,555	1,398	1,299
Income before income taxes	2,086	1,854	1,756
Provision for income taxes (Note 10)	723	149	277
Net income	$1,363	$1,705	$1,479

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2015	2014	2013

Net income	$1,363	$1,705	$1,479
Other comprehensive income/(loss), net of tax (Note 11)
Foreign currency translation	(766)	(547)	(86)
Total other comprehensive income/(loss), net of tax	(766)	(547)	(86)
Comprehensive income	597	1,158	1,393
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1	—	—
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$596	$1,158	$1,393

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$8,886	$6,179
Marketable securities	2,723	3,258
Finance receivables, net (Note 2)	96,823	86,915
Net investment in operating leases (Note 3)	25,079	21,518
Notes and accounts receivable from affiliated companies	727	778
Derivative financial instruments (Note 7)	924	859
Other assets (Note 8)	2,286	2,601
Total assets	$137,448	$122,108

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,104	$1,148
Affiliated companies	313	330
Total accounts payable	1,417	1,478
Debt (Note 9)	119,601	105,037
Deferred income taxes	2,808	1,849
Derivative financial instruments (Note 7)	243	167
Other liabilities and deferred income (Note 8)	1,665	2,210
Total liabilities	125,734	110,741

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income/(loss) (Note 11)	(607)	160
Retained earnings	7,093	5,980
Total shareholder’s interest attributable to Ford Motor Credit Company	11,713	11,367
Shareholder’s interest attributable to noncontrolling interests	1	—
Total shareholder’s interest	11,714	11,367
Total liabilities and shareholder’s interest	$137,448	$122,108

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$3,949	$2,094
Finance receivables, net	45,902	39,522
Net investment in operating leases	13,309	9,631
Derivative financial instruments	85	27

LIABILITIES
Debt	$43,086	$37,156
Derivative financial instruments	19	22

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss) (Note 11)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Year Ended December 31, 2012	$5,274	$743	$3,636	$9,653	$—	$9,653
Net income	—	—	1,479	1,479	—	1,479
Other changes to shareholder’s interest	3	—	—	3	—	3
Other comprehensive income/(loss), net of tax	(60)	(26)	—	(86)	—	(86)
Distributions to parent	—	—	(445)	(445)	—	(445)
Year Ended December 31, 2013	$5,217	$717	$4,670	$10,604	$—	$10,604
Net income	—	—	1,705	1,705	—	1,705
Other comprehensive income/(loss), net of tax	10	(557)	—	(547)	—	(547)
Distributions to parent	—	—	(395)	(395)	—	(395)
Year Ended December 31, 2014	$5,227	$160	$5,980	$11,367	$—	$11,367
Net income	—	—	1,363	1,363	—	1,363
Other comprehensive income/(loss), net of tax	—	(767)	—	(767)	1	(766)
Distributions to parent	—	—	(250)	(250)	—	(250)
Year Ended December 31, 2015	$5,227	$(607)	$7,093	$11,713	$1	$11,714

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$1,363	$1,705	$1,479
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	347	197	146
Depreciation and amortization	4,465	3,955	3,198
Amortization of upfront interest supplements	(1,078)	(1,021)	(993)
Net change in deferred income taxes	1,042	230	(22)
Net change in other assets	129	106	(814)
Net change in other liabilities	(348)	(294)	827
All other operating activities	(210)	(63)	(283)
Net cash provided by/(used in) operating activities	5,710	4,815	3,538
Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(39,512)	(35,818)	(32,296)
Collections of finance receivables (excluding wholesale and other)	31,560	30,341	29,155
Purchases of operating lease vehicles	(14,355)	(12,694)	(11,640)
Liquidations of operating lease vehicles	6,570	6,152	4,428
Net change in wholesale receivables and other	(5,126)	(2,189)	(3,219)
Net change in notes receivable from affiliated companies	(1)	29	302
Purchases of marketable securities	(12,199)	(13,598)	(30,317)
Proceeds from sales and maturities of marketable securities	12,704	12,236	30,448
Settlements of derivatives	210	34	65
All other investing activities	21	4	(22)
Net cash provided by/(used in) investing activities	(20,128)	(15,503)	(13,096)
Cash flows from financing activities
Proceeds from issuances of long-term debt	48,124	39,858	38,293
Principal payments on long-term debt	(31,474)	(27,801)	(25,642)
Change in short-term debt, net	1,229	(3,757)	(2,401)
Cash distributions to parent	(250)	(395)	(445)
All other financing activities	(101)	(109)	(29)
Net cash provided by/(used in) financing activities	17,528	7,796	9,776
Effect of exchange rate changes on cash and cash equivalents	(403)	(353)	17

Net increase/(decrease) in cash and cash equivalents	$2,707	$(3,245)	$235

Cash and cash equivalents at January 1	$6,179	$9,424	$9,189
Net increase/(decrease) in cash and cash equivalents	2,707	(3,245)	235
Cash and cash equivalents at December 31	$8,886	$6,179	$9,424

Supplementary cash flow information for continuing operations
Interest paid	$2,239	$2,652	$2,623
Income taxes paid	74	314	206

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

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. See Note 16 for key operating data on our business segments and for geographic information on our regions.

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

Foreign Currency. We remeasure monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency from the transactional currency to the legal entity’s functional currency. The effect of this remeasurement process, and the results of our foreign currency hedging activities are reported in Other income, net.

Generally, our foreign subsidiaries use the local currency as their functional currency. We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars using end-of-period exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in Accumulated other comprehensive income/(loss). Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the amount of accumulated foreign currency translation related to the entity is reclassified to Net income and recognized as part of the gain or loss on the investment.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards
We adopted the following standard during 2015, which did not have a material impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2015-03	Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs - see Note 9	December 31, 2015

Accounting Standards Issued But Not Yet Adopted

Accounting Standard Update (“ASU”) 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective as of January 1, 2018.  Early adoption is not permitted except for certain provisions that are not currently applicable to our financial statements and financial statement disclosures.  We are currently assessing the potential impact to our financial statements and financial statement disclosures.

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards, as well as additional disclosures. The FASB issued ASU 2015-14 to defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The new accounting standard is expected to have an impact to our income statement, balance sheet, and financial statement disclosures and we are reviewing our arrangements to evaluate the impact and method of adoption.

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

Revenue from finance receivables is recognized using the interest method and includes the accretion of certain direct origination costs that are deferred and interest supplements received from Ford and affiliated companies. The unearned interest supplements on consumer finance receivables are included in Finance receivables, net on the balance sheet, and the earned interest supplements are included in Financing revenue on the income statement.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows for the years ended December 31 (in millions):

	2015	2014
Consumer
Retail financing, gross	$62,068	$55,856
Unearned interest supplements from Ford and affiliated companies	(2,119)	(1,760)
Consumer finance receivables	59,949	54,096

Non-Consumer
Dealer financing (a)	36,037	31,875
Other financing	1,210	1,265
Non-Consumer finance receivables (b)	37,247	33,140
Total recorded investment (c)	$97,196	$87,236

Recorded investment in finance receivables	$97,196	$87,236
Allowance for credit losses	(373)	(321)
Finance receivables, net (a)	$96,823	$86,915

Net finance receivables subject to fair value (d)	$95,008	$85,242
Fair Value	96,180	86,715
__________

(a)
At December 31, 2015 and 2014, includes $4.4 billion and $4.0 billion, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in delivery to the destination dealers and $508 million and $535 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2015, 2014, and 2013, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide financing was $6 million, $5 million, and $6 million, respectively. Consolidated subsidiaries of Ford include dealerships that are partially owned by Ford as consolidated VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)
The amount of interest earned from Ford and affiliated companies associated with purchased receivables and receivables from gate released vehicles in transit to dealers for the years ended December 31, 2015, 2014, and 2013, were $183 million, $171 million, and $170 million, respectively.

(c)
The amount of interest supplements from Ford and affiliated companies earned for the years ended December 31, 2015, 2014, and 2013 were $1.3 billion, $1.4 billion, and $1.5 billion, respectively, and the amount of interest supplements cash received related to consumer finance receivables totaled $1.5 billion, $1.3 billion, and $1.0 billion, respectively.

(d)
At December 31, 2015 and 2014, excludes $1.8 billion and $1.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Excluded from finance receivables at December 31, 2015 and 2014 was $209 million and $192 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2015 and 2014 were consumer receivables of $27.6 billion and $24.4 billion, respectively, and non-consumer receivables of $26.1 billion and $21.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 5 for additional information).

Included in Finance receivables, net at December 31, 2015 and 2014 was $1.8 billion and $1.7 billion, respectively, of net investment in direct financing leases.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Contractual maturities of total finance receivables outstanding at December 31, 2015 reflect contractual repayments due from customers or borrowers and were as follows (in millions):

	2016	2017	2018	Thereafter	Total
Consumer
Retail financing, gross (a)	$17,627	$15,811	$12,847	$15,783	$62,068

Non-Consumer
Dealer financing	32,899	1,823	267	1,048	36,037
Other financing	1,210	—	—	—	1,210
Total finance receivables	$51,736	$17,634	$13,114	$16,831	$99,315
__________

(a)	Contractual maturities of retail financing, gross include $162 million of estimated unguaranteed residual values related to direct financing leases.
Our finance receivables are generally pre-payable without penalty, so prepayments may cause actual maturities to differ from contractual maturities. The above table, therefore, is not to be regarded as a forecast of future cash collections. For wholesale receivables, which are included in dealer financing, maturities stated above are estimated based on historical trends, as maturities on outstanding amounts are scheduled upon the sale of the underlying vehicle by the dealer.
At December 31, 2015, finance receivables included $1.6 billion owed by the three customers with the largest receivables balances. These balances are included in non-consumer receivables.
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $16 million and $17 million at December 31, 2015 and 2014, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and $3 million at December 31, 2015 and 2014, respectively.

The aging analysis of finance receivables balances at December 31, 2015 was as follows (in millions):

	2015	2014
Consumer
31-60 days past due	$708	$718
61-90 days past due	108	97
91-120 days past due	27	29
Greater than 120 days past due	38	52
Total past due	881	896
Current	59,068	53,200
Consumer finance receivables	59,949	54,096

Non-Consumer
Total past due	116	117
Current	37,131	33,023
Non-Consumer finance receivables	37,247	33,140
Total recorded investment	$97,196	$87,236

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

Credit quality ratings for consumer receivables are based on our aging analysis. Refer to the aging table above. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables at December 31 was as follows (in millions):

	2015	2014
Dealer financing
Group I	$27,054	$23,641
Group II	7,185	6,360
Group III	1,687	1,787
Group IV	111	87
Total recorded investment	$36,037	$31,875

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2015 and 2014 was $375 million, or 0.6% of consumer receivables, and $415 million, or 0.8% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2015 and 2014 was $134 million, or 0.4% of non-consumer receivables, and $110 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. The amount of unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2015 and 2014 was $2.4 billion and $2.1 billion, respectively. The amount of earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating lease for the years ended December 31, 2015, 2014, and 2013 was $1.5 billion, $1.3 billion, and $0.9 billion, respectively. The amount of interest supplements and residual support cash received totaled $1.9 billion, $1.8 billion, and $1.4 billion for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Net investment in operating leases were as follows (in millions):

	December 31, 2015	December 31, 2014
Vehicles, at cost (a)	$29,673	$24,952
Accumulated depreciation	(4,545)	(3,396)
Net investment in operating leases before allowance for credit losses	25,128	21,556
Allowance for credit losses	(49)	(38)
Net investment in operating leases	$25,079	$21,518
__________

(a)
Includes unearned interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At December 31, 2015 and 2014, net investment in operating leases before allowance for credit losses includes $13.3 billion and $9.6 billion, respectively, of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 5 for additional information).

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. NET INVESTMENT IN OPERATING LEASES (Continued)

We have entered into a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The investment in these vehicles is included in Net investment in operating leases and Ford provides a limited guarantee of the residual value of these vehicles. The amount of employee and company vehicles at December 31, 2015 and 2014 was $652 million and $645 million, respectively. For the years ended December 31, 2015, 2014, and 2013, the operating lease revenue on employee leased vehicles was $284 million, $259 million, and $228 million, respectively.

The amounts contractually due for minimum rentals on operating leases at December 31, 2015 were as follows (in millions):

	2016	2017	2018	2019	2020
Minimum rentals on operating leases	$4,021	$2,504	$919	$59	$3

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

In the event we repossess the collateral, the receivable is charged off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Charge-offs on finance receivables and operating leases include uncollected amounts related to principal, interest, rental payments, late fees, and other allowable charges. Recoveries on finance receivables and operating leases previously charged off as uncollectible are credited to the allowance for credit losses.

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

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to-receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average finance receivables or average operating leases, excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each product and multiplied by the end-of-period balances for that given product.

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

Specific Allowance for Impaired Receivables. Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the contract’s original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

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

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the years ended December 31 (in millions) was as follows:

	2015
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$305	$16	$321	$38	$359
Charge-offs	(333)	(3)	(336)	(123)	(459)
Recoveries	120	6	126	62	188
Provision for credit losses	276	(2)	274	73	347
Other (a)	(11)	(1)	(12)	(1)	(13)
Ending balance	$357	$16	$373	$49	$422

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$338	$12	$350	$49	$399
Specific impairment allowance	19	4	23	—	23
Ending balance	357	16	373	49	$422

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	59,574	37,113	96,687	25,128
Specifically evaluated for impairment	375	134	509	—
Recorded investment	59,949	37,247	97,196	25,128

Ending balance, net of allowance for credit losses	$59,592	$37,231	$96,823	$25,079
__________

(a)	Primarily represents amounts related to translation adjustments.

	2014
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$327	$30	$357	$23	$380
Charge-offs	(294)	(6)	(300)	(111)	(411)
Recoveries	131	9	140	62	202
Provision for credit losses	150	(17)	133	64	197
Other (a)	(9)	—	(9)	—	(9)
Ending balance	$305	$16	$321	$38	$359

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$282	$16	$298	$38	$336
Specific impairment allowance	23	—	23	—	23
Ending balance	305	16	321	38	$359

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	53,681	33,030	86,711	21,556
Specifically evaluated for impairment	415	110	525	—
Recorded investment	54,096	33,140	87,236	21,556

Ending balance, net of allowance for credit losses	$53,791	$33,124	$86,915	$21,518
__________

(a)	Primarily represents amounts related to translation adjustments.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Held for Sale

Finance receivables originated during the quarter for which we determine that it is not probable we will hold for the following twelve months are classified as HFS and carried at the lower of cost or fair value. Cash flows resulting from the purchase of these receivables are recorded as an operating activity. The valuation adjustment, if applicable, is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Once specifically identified receivables that were originally classified as HFS are sold, the receivables are removed from the balance sheet and the fair value adjustment is incorporated into the book value of receivables for purposes of determining the gain or loss on sale. Cash flows resulting from the sale of receivables that were originally classified as HFS are recorded as an operating activity. At December 31, 2015 and 2014, there were no finance receivables classified as HFS.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Most of these securitization transactions utilize VIEs. See Note 6 for additional information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	December 31, 2015
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.4	$20.9	$0.1	$20.8	$18.9
Wholesale financing	2.0	25.1	—	25.1	15.3
Finance receivables	3.4	46.0	0.1	45.9	34.2
Net investment in operating leases	0.5	13.3	—	13.3	8.9
Total VIE	$3.9	$59.3	$0.1	$59.2	$43.1

Non-VIE
Retail financing	$0.4	$6.7	$—	$6.7	$6.1
Wholesale financing	—	1.0	—	1.0	0.8
Finance receivables	0.4	7.7	—	7.7	6.9
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$7.7	$—	$7.7	$6.9

Total securitization transactions
Retail financing	$1.8	$27.6	$0.1	$27.5	$25.0
Wholesale financing	2.0	26.1	—	26.1	16.1
Finance receivables	3.8	53.7	0.1	53.6	41.1
Net investment in operating leases	0.5	13.3	—	13.3	8.9
Total securitization transactions	$4.3	$67.0	$0.1	$66.9	$50.0
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2014
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.4	$18.8	$0.1	$18.7	$17.3
Wholesale financing	0.3	20.8	—	20.8	13.3
Finance receivables	1.7	39.6	0.1	39.5	30.6
Net investment in operating leases	0.4	9.6	—	9.6	6.6
Total VIE	$2.1	$49.2	$0.1	$49.1	$37.2

Non-VIE
Retail financing	$0.3	$5.6	$—	$5.6	$5.2
Wholesale financing	—	1.0	—	1.0	0.9
Finance receivables	0.3	6.6	—	6.6	6.1
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.6	$—	$6.6	$6.1

Total securitization transactions
Retail financing	$1.7	$24.4	$0.1	$24.3	$22.5
Wholesale financing	0.3	21.8	—	21.8	14.2
Finance receivables	2.0	46.2	0.1	46.1	36.7
Net investment in operating leases	0.4	9.6	—	9.6	6.6
Total securitization transactions	$2.4	$55.8	$0.1	$55.7	$43.3
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2015	2014	2013
VIE	$541	$504	$563
Non-VIE	89	91	77
Total securitization transactions	$630	$595	$640

Certain of our securitization entities may enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency. In certain instances, the counterparty enters into offsetting derivative transactions with us to mitigate its interest rate risk resulting from derivatives with our securitization entities. These related derivatives are not the obligations of our securitization entities. See Note 7 for additional information regarding the accounting for derivatives. Our exposures based on the fair value of derivative instruments with external counterparties related to securitization programs were as follows (in millions):

	December 31, 2015		December 31, 2014
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$85	$19	$27	$22
Derivatives related to the VIEs	19	29	16	7
Other securitization related derivatives	12	—	5	1
Total exposures related to securitization	$116	$48	$48	$30

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2015	2014	2013
Derivatives of the VIEs	$(32)	$(9)	$3
Derivatives related to the VIEs	12	(16)	16
Other securitization related derivatives	18	21	6
Total derivative expense/(income) related to securitization	$(2)	$(4)	$25

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

VIEs of Which We Are the Primary Beneficiary

We use special purpose entities to issue asset-backed securities in transactions to public and private investors. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are backed by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and rights to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

VIEs that are exposed to interest rate or currency risk may reduce their risks by entering into derivative transactions. In certain instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through its derivative transactions with the VIEs.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at December 31, 2015 and 2014, and ranged from $0 to $72 million during 2015 and $0 to $242 million during 2014.

See Note 5 for additional information on the financial position and financial performance of our VIEs and Notes 7 and 15 for additional information regarding derivatives.

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $66 million at December 31, 2015 and 2014, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into highly effective derivative contracts:

•	Interest rate contracts, including swaps, that are used to manage the effects of interest rate fluctuations;

•	Foreign currency exchange contracts, including forwards, that are used to manage foreign exchange exposure; and

•	Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign-denominated debt.

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We review our hedging program, derivative positions, and overall risk management strategy on a regular basis.

Derivative Financial Instruments and Hedge Accounting. Derivative assets and derivative liabilities are recorded in Derivative financial instruments on our balance sheet at fair value and presented on a gross basis.

We have elected to apply hedge accounting to certain derivatives. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Other income, net. Net interest settlements and accruals on fair value hedges are excluded from the assessment of hedge effectiveness and are reported in Interest expense. The cash flows associated with fair value hedges are reported in Net cash provided by/(used in) operating activities in our statement of cash flows.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

Derivatives Not Designated as Hedging Instruments. We report net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Other income, net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross currency interest rate swaps are reported in Other income, net. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities in our statement of cash flows.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the years ended December 31 were as follows (in millions):

	2015	2014	2013
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$370	$304	$254
Ineffectiveness (a)	3	20	(44)
Derivatives not designated as hedging instruments
Interest rate contracts	(58)	(41)	(28)
Foreign currency exchange contracts (b)	66	68	12
Cross-currency interest rate swap contracts	100	161	(88)
Total	$481	$512	$106
__________

(a)
For 2015, 2014, and 2013, hedge ineffectiveness reflects the net change in fair value on derivatives of $72 million gain, $407 million gain, and $658 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $69 million loss, $387 million loss, and $614 million gain, respectively.

(b)	The gains related to forward contracts between Ford Credit and an affiliated company were $66 million, $68 million, and $10 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are recorded on the balance sheet at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposures in the event of default or breach of the counterparty agreement.

The fair value of our derivative instruments and the associated notional amounts, presented gross, at December 31 were as follows (in millions):

	2015			2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$28,964	$670	$16	$23,203	$602	$38
Derivatives not designated as hedging instruments
Interest rate contracts	62,638	159	112	56,558	168	89
Foreign currency exchange contracts (a)	1,713	22	4	1,527	18	1
Cross-currency interest rate swap contracts	3,137	73	111	2,425	71	39
Total derivative financial instruments, gross	$96,452	924	243	$83,713	859	167
Counterparty netting and collateral (b)		(167)	(167)		(136)	(136)
Total derivative financial instruments, net		$757	$76		$723	$31
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	As of December 31, 2015 and December 31, 2014, we did not receive or pledge any cash collateral.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

Other assets and other liabilities and deferred income consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets were as follows (in millions):

	December 31, 2015	December 31, 2014
Accrued interest and other non-finance receivables	$763	$921
Collateral held for resale, at net realizable value	498	382
Prepaid reinsurance premiums and other reinsurance receivables	472	401
Property and equipment, net of accumulated depreciation (a)	142	120
Deferred charges – income taxes	135	185
Investment in non-consolidated affiliates	133	141
Deferred charges	63	268
Restricted cash (b)	56	130
Other	24	53
Total other assets	$2,286	$2,601
__________

(a)	Accumulated depreciation was $335 million and $326 million at December 31, 2015 and 2014, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income were as follows (in millions):

	December 31, 2015	December 31, 2014
Interest payable	$553	$587
Unearned insurance premiums	484	410
Tax related payables to Ford and affiliated companies	105	625
Unrecognized tax benefits	75	91
Other	448	497
Total other liabilities and deferred income	$1,665	$2,210

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium, unamortized issuance costs and adjustments related to designated fair value hedges (see Note 7 for additional information). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt or to the put date and are recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Other income, net.

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2015	December 31, 2014	2015	2014	2015	2014
Short-term debt
Unsecured debt
Floating rate demand notes	$5,926	$5,559
Commercial paper	1,722	1,651
Other short-term debt	2,708	2,564
Asset-backed debt	1,855	1,377
Total short-term debt	12,211	11,151	1.6%	1.9%	1.6%	1.9%
Long-term debt
Unsecured debt
Notes payable within one year	10,254	9,102
Notes payable after one year	48,672	42,488
Asset-backed debt
Notes payable within one year	18,855	16,722
Notes payable after one year	29,390	25,197
Unamortized discount	(25)	(51)
Unamortized issuance costs (a)	(214)	—
Fair value adjustments	458	428
Total long-term debt	107,390	93,886	2.3%	2.7%	2.4%	2.8%
Total debt	$119,601	$105,037	2.2%	2.6%	2.3%	2.7%

Fair value of debt	$120,546	$107,190
Interest rate characteristics of debt payable after one year
Fixed interest rate	54,396	49,148
Variable interest rate (generally based on LIBOR or other short-term rates)	23,666	18,537
Total payable after one year	$78,062	$67,685
__________

(a)	The new accounting standard regarding the presentation of debt issuance costs was adopted in the current period and applied prospectively.

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

The fair value of debt reflects interest accrued but not yet paid of $550 million and $586 million at December 31, 2015 and 2014, respectively. Accrued interest is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt includes $10.4 billion and $9.8 billion of short-term debt at December 31, 2015 and 2014, respectively, carried at cost, which approximates fair value (see Note 15 for additional information).

Debt with affiliated companies included in the above table was as follows (in millions):

	December 31, 2015	December 31, 2014
Other short-term debt	$88	$13
Notes payable within one year	13	307
Notes payable after one year	83	5
Total debt with affiliated companies	$184	$325

Interest expense on debt with affiliated companies is reported in Interest expense and was $19 million, $25 million, and $22 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Maturities

Debt maturities at December 31, 2015, were as follows (in millions):

	2016 (a)	2017	2018	2019	2020	Thereafter (b)	Total
Unsecured debt	$20,610	$12,503	$11,288	$6,151	$6,882	$11,848	$69,282
Asset-backed debt	20,710	17,109	4,640	3,576	3,765	300	50,100
Total	41,320	29,612	15,928	9,727	10,647	12,148	119,382
Unamortized discount							(25)
Unamortized issuance costs							(214)
Fair value adjustments							458
Total debt							$119,601
__________

(a)	Includes $12,211 million for short-term and $29,109 million for long-term debt.

(b)	Includes $12,020 million of unsecured debt maturing between 2021 and 2025 with the remaining balance maturing by 2048.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $33.2 billion ($17.6 billion of retail financing, $6.7 billion of wholesale financing, and $8.9 billion of operating lease assets) at December 31, 2015. These committed liquidity facilities have varying maturity dates, with $16.2 billion having maturities within the next twelve months and the remaining balance having maturities through 2017. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At December 31, 2015, $20.6 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Effective June 2015, FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed.

Unsecured Credit Facilities

At December 31, 2015, we and our majority-owned subsidiaries had $5.3 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s revolving credit facility (as defined below). At December 31, 2015, $4.5 billion was available for use.

FCE’s £830 million (equivalent to $1.2 billion at December 31, 2015) syndicated credit facility (the “FCE Credit Agreement”) matures in 2018. At December 31, 2015, £380 million (equivalent to $560 million) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Lenders under Ford’s Third Amended and Restated Credit Agreement dated as of April 30, 2015 and as further amended (“Ford’s revolving credit facility”) have commitments totaling $13.4 billion, with about 75% of the commitments maturing on April 30, 2020 and about 25% of commitments maturing on April 30, 2018. Ford has allocated $3.0 billion of these commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At December 31, 2015, all $3.0 billion was available for use.

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

The Provision for income taxes for the years ended December 31 was estimated as follows (in millions):

	2015	2014	2013
Current
Federal	$(454)	$(198)	$185
Non-U.S.	161	154	169
State and local	(26)	(38)	(55)
Total current	(319)	(82)	299
Deferred
Federal	893	193	—
Non-U.S.	93	(6)	(29)
State and local	56	44	7
Total deferred	1,042	231	(22)
Provision for income taxes	$723	$149	$277

A reconciliation of the Provision for income taxes with the United States statutory tax rate as a percentage of Income before income taxes for the years ended December 31 is as follows:

	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
Non-U.S. tax rates under U.S. rate	(3.0)	(3.0)	(2.3)
State and local income taxes	1.0	(0.2)	(1.0)
U.S. tax on non-U.S. earnings (a)	0.2	(21.4)	(15.0)
Other	(0.2)	(2.4)	1.9
Valuation allowance	1.7	—	(2.8)
Effective tax rate	34.7%	8.0%	15.8%
________

(a)
During 2014, we changed our method for measuring currency gains and losses in computing the earnings of our European operations under U.S. tax law.  Implementation of the new method resulted in a reduction of U.S. tax on non-U.S. earnings of approximately $360 million due to realization of additional foreign tax credits.

At December 31, 2015, $2.9 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided.  Repatriation of these earnings in their entirety would result in a residual U.S. tax liability of about $600 million. Our measure of the amount of non-U.S. earnings considered indefinitely reinvested in operations outside the United States reflects accumulated earnings determined under U.S. tax law.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

During 2013, we concluded that $500 million in earnings from our European operations, previously planned for distribution to the United States and for which we recognized U.S. tax expense, will now be indefinitely reinvested outside the United States. These earnings will be used to fund non-U.S. operations, and therefore they are not planned to be distributed to the United States in the foreseeable future.

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and net operating loss carryforwards and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

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

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2015	December 31, 2014
Deferred tax assets
Net operating loss carryforwards	$540	$227
Provision for credit losses	87	140
Other foreign	75	186
Employee benefit plans	10	11
Foreign tax credits	756	685
Other	280	282
Total gross deferred tax assets	1,748	1,531
Less: Valuation allowance	(47)	(10)
Total net deferred tax assets	1,701	1,521
Deferred tax liabilities
Leasing transactions	3,338	2,035
Finance receivables	688	647
Other foreign	330	480
Other	18	23
Total deferred tax liabilities	4,374	3,185
Net deferred tax liability	$2,673	$1,664

At December 31, 2015, we have a valuation allowance of $47 million for deferred tax assets related to our Latin American operations.

In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us, generally on a separate return basis. In this regard, the deferred tax assets related to foreign tax credits and net operating loss carryforwards represent amounts primarily due from Ford. Under our tax sharing agreement with Ford, we are generally paid for these assets at the earlier of our use on a separate return basis or their expiration.

Operating loss carryforwards for tax purposes were $1.6 billion at December 31, 2015, resulting in a deferred tax asset of $540 million. These losses begin to expire in 2019 with a substantial portion expiring in 2036. Tax benefits of net operating loss carryforwards and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned is included in Other income, net while interest expense is included in Interest expense.

The changes in the unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2015	2014	2013
Beginning balance	$111	$159	$491
Increase - tax positions in prior periods	9	28	28
Increase - tax positions in current period	1	1	1
Decrease - tax positions in prior periods	(22)	(44)	(68)
Settlements	(8)	(33)	(293)
Ending balance	$91	$111	$159

The amount of unrecognized tax benefits at December 31, 2015, 2014, and 2013 that would impact the effective tax rate if recognized, was $76 million, $88 million, and $128 million, respectively. We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.

We have settled our U.S. federal income tax matters related to tax years prior to 2012 in accordance with our intercompany tax sharing agreement with Ford. The Ford consolidated tax return is currently under examination for the 2012 and 2013 tax years. Examinations by tax authorities have been completed through 2008 in Germany, 2010 in Canada, and 2013 in the United Kingdom.

We recognize income tax-related penalties in Provision for/(Benefit from) income taxes on our income statement.  We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford in Other income, net on our income statement. For the years ended December 31, 2015, 2014, and 2013, we recorded $3 million in net tax related interest income, $13 million in net tax related interest expense, and $17 million in net tax related interest income, respectively, in our income statement. At December 31, 2015 and 2014, we recorded a net payable of $37 million and $50 million, respectively, for tax related interest in Other liabilities and deferred income.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balance of Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the years ended December 31 were as follows (in millions):

	2015	2014	2013
Foreign currency translation
Beginning balance	$160	$717	$743
Net gain/(loss) on foreign currency translation	(767)	(547)	(86)
Reclassifications from shareholder’s interest (a)(b)	—	(10)	60
Other comprehensive income/(loss) including reclassification adjustments, net of tax	(767)	(557)	(26)
Ending balance	$(607)	$160	$717

Total AOCI ending balance at December 31	$(607)	$160	$717
__________

(a)
In 2014, we recorded a foreign currency translation adjustment related to the acquisition of a subsidiary of Ford. This adjustment also increased Shareholder’s interest and did not impact the Total Shareholder’s interest on our balance sheet.

(b)
In 2013, we recorded a foreign currency translation adjustment related to FCE’s acquisition of the net residual assets of an affiliated company. This adjustment also decreased Shareholder’s interest and did not impact the Total shareholder’s interest on our balance sheet.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INSURANCE

We conduct insurance underwriting operations primarily through The American Road Insurance Company (“TARIC”) and other subsidiaries. TARIC is a wholly owned subsidiary of Ford Credit operating in the United States and Canada. TARIC provides physical damage insurance coverage for Ford Credit financed vehicles at dealer locations and Ford and Lincoln vehicles in transit between final assembly plants and dealer locations. In addition, TARIC provides a variety of insurance products and services to Ford and its affiliates, including contractual liability insurance on extended service contracts. For Ford US, TARIC provides commercial automobile and general liability insurance, and surety bonds.

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

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $12 million and $13 million at December 31, 2015 and 2014, respectively.
Insurance Expenses and Liabilities

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses were as follows for the years ended December 31 (in millions):

	2015	2014	2013
Insurance losses	$80	$115	$70
Loss adjustment expenses	5	6	6
Reinsurance income and other expenses, net	(16)	(14)	(13)
Insurance expenses	$69	$107	$63

The insurance loss and loss adjustment expenses, net of recoveries, with related parties were $36 million, $30 million, and $26 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Reserves for insurance losses and loss adjustment expenses are established based on actuarial estimates and historical loss development patterns, which represents management’s best estimate. If management believes the reserves do not reflect all losses due to changes in conditions, or other relevant factors, an adjustment is made based on management judgment. The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $8 million and $11 million at December 31, 2015 and 2014, respectively, and was included in Other liabilities and deferred income.

Reinsurance

Reinsurance activity primarily consists of ceding a majority of automotive extended service plan contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported in Other assets. Ceded insurance expenses that were deducted from the amounts reported as Insurance expenses were $76 million, $68 million, and $64 million for the years ended December 31, 2015, 2014, and 2013, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INSURANCE (Continued)

The effect of reinsurance on premiums written and earned was as follows for the years ended December 31 (in millions):

	2015		2014		2013
	Written	Earned	Written	Earned	Written	Earned
Direct	$328	$254	$293	$230	$270	$216
Assumed	—	—	—	—	—	—
Ceded	(194)	(121)	(166)	(105)	(151)	(97)
Net premiums	$134	$133	$127	$125	$119	$119

The insurance premiums earned, net of amounts ceded, with related parties were $90 million, $75 million, and $64 million for the years ended December 31, 2015, 2014, and 2013, respectively. The amount of unearned insurance premiums ceded to related parties were $176 million and $149 million at December 31, 2015 and 2014, respectively.

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

NOTE 13. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the years ended December 31 (in millions):

	2015	2014	2013
Gains/(Losses) on derivatives	$110	$208	$(148)
Currency revaluation gains/(losses)	(161)	(236)	82
Interest and investment income (a)	69	53	50
Insurance fee income	88	74	61
Other	178	166	213
Total other income, net	$284	$265	$258
__________

(a)	Includes interest income primarily on notes receivable from affiliated companies of $3 million, $5 million, $11 million for December 31, 2015, 2014, and 2013 respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. RETIREMENT BENEFITS

We are a participating employer in certain retirement plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2015, filed separately with the Securities and Exchange Commission.

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

Retirement plan service costs allocated to Ford Credit for our employees in the U.S. participating in the Ford-sponsored plans were $30 million, $26 million, and $26 million for the years ended December 31, 2015, 2014, and 2013, respectively, and were charged to Operating expenses. The allocated cost for 2015 was equivalent to 9% of Ford’s total U.S. salaried retirement plan service cost.

NOTE 15. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are remeasured and presented on our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis.

Fair Value Measurements

In measuring fair value, we use various valuation methods and prioritize the use of observable inputs. The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our fair value hierarchy.

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

Valuation Methods

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the table below.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. FAIR VALUE MEASUREMENTS (Continued)

Marketable Securities. Investments in securities with a maturity date greater than three months at the date of purchase and other securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methods and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including quotes for similar fixed income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors. In certain cases, when market data are not available, we may use broker quotes to determine fair value.

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

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements and any posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

Finance Receivables. We measure finance receivables at fair value for purposes of disclosure (see Note 2 for additional information) using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding credit losses, pre-payment speed, and applicable spreads to approximate current rates. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

The fair value of collateral for retail receivables is calculated by multiplying the outstanding receivable balances by the average recovery value percentage. The fair value of collateral for dealer loans is determined by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker’s opinion of value, and purchase offers.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. FAIR VALUE MEASUREMENTS (Continued)

Debt. We measure debt at fair value for purposes of disclosure (see Note 9 for additional information) using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents-financial instruments
Non-U.S. government and agencies	$—	$266	$266	$—	$341	$341
Corporate debt	—	—	—	—	10	10
Total cash equivalents-financial instruments (a)	—	266	266	—	351	351
Marketable securities
U.S. government and agencies	298	1,169	1,467	17	1,251	1,268
Non-U.S. government and agencies	—	832	832	—	405	405
Corporate debt	—	384	384	—	1,555	1,555
Other marketable securities	—	40	40	—	30	30
Total marketable securities	298	2,425	2,723	17	3,241	3,258
Derivative financial instruments
Derivative financial instruments (b)	—	924	924	—	859	859
Total assets at fair value	$298	$3,615	$3,913	$17	$4,451	$4,468

Liabilities
Derivative financial instruments (b)	$—	$243	$243	$—	$167	$167
Total liabilities at fair value	$—	$243	$243	$—	$167	$167
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $6.3 billion and $3.8 billion at December 31, 2015 and 2014, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.3 billion and $2.0 billion at December 31, 2015 and 2014, respectively.

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

We review our business performance on a managed basis.  Receivables for the North America and International Segments are presented on a managed basis, as it closely approximates the customer's outstanding balance on the receivables, which is the basis for earning revenue. Our managed receivables equal net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

We measure the performance of our North America and International Segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in unallocated risk management and are excluded in assessing our North America and International segment performance, because they are carried out on a centralized basis at the corporate level. We also adjust segment performance to re-allocate interest expense between the North America and International segments reflecting debt and equity levels proportionate to their product risk.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
2015
Total revenue (b)	$8,048	$1,650	$(1)	$—	$(1)	$9,697
Income before income taxes	1,629	458	(1)	—	(1)	2,086
Other disclosures:
Depreciation on vehicles subject to operating leases	3,603	37	—	—	—	3,640
Interest expense	1,811	605	—	—	—	2,416
Provision for credit losses	294	53	—	—	—	347
Net finance receivables and net investment in operating leases	103,268	23,964	—	(5,330)	(5,330)	121,902
Total assets	109,339	28,109	—	—	—	137,448

2014
Total revenue (b)	$7,351	$1,651	$(6)	$—	$(6)	$8,996
Income before income taxes	1,399	461	(6)	—	(6)	1,854
Other disclosures:
Depreciation on vehicles subject to operating leases	3,045	43	—	—	—	3,088
Interest expense	2,010	646	—	—	—	2,656
Provision for credit losses	157	40	—	—	—	197
Net finance receivables and net investment in operating leases	91,021	21,762	—	(4,350)	(4,350)	108,433
Total assets	96,016	26,092	—	—	—	122,108

2013
Total revenue (b)	$6,708	$1,527	$(53)	$—	$(53)	$8,182
Income before income taxes	1,438	371	(53)	—	(53)	1,756
Other disclosures:
Depreciation on vehicles subject to operating leases	2,369	28	—	—	—	2,397
Interest expense	2,088	642	—	—	—	2,730
Provision for credit losses	114	32	—	—	—	146
Net finance receivables and net investment in operating leases	83,722	19,688	—	(3,497)	(3,497)	99,913
Total assets	90,720	24,888	—	—	—	115,608
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data for our geographic operations in the United States, Canada, Europe, and other foreign operations were as follows for the years ended or at December 31 (in millions):

	2015	2014	2013
Total revenue (a)
United States	$7,070	$6,377	$5,739
Canada	981	998	909
Europe	979	1,041	1,132
All other	667	580	402
Total revenue	$9,697	$8,996	$8,182

Income before income taxes
United States	$1,298	$1,199	$1,160
Canada	247	148	127
Europe	316	332	319
All other	225	175	150
Total income before income taxes	$2,086	$1,854	$1,756

Finance receivables, net and net investment in operating leases
United States	$88,237	$76,578	$70,513
Canada	10,037	10,449	10,085
Europe	18,657	16,708	15,674
All other	4,971	4,698	3,641
Total finance receivables, net and net investment in operating leases	$121,902	$108,433	$99,913
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Total revenue (a)	$2,282	$2,338	$2,478	$2,599	$9,697
Depreciation on vehicles subject to operating leases	(816)	(858)	(956)	(1,010)	(3,640)
Interest expense	(638)	(599)	(582)	(597)	(2,416)
Total financing margin and other revenue	828	881	940	992	3,641
Provision for credit losses	67	72	100	108	347
Net income	306	340	365	352	1,363

2014
Total revenue (a)	$2,159	$2,234	$2,312	$2,291	$8,996
Depreciation on vehicles subject to operating leases	(705)	(742)	(801)	(840)	(3,088)
Interest expense	(666)	(673)	(663)	(654)	(2,656)
Total financing margin and other revenue	788	819	848	797	3,252
Provision for credit losses	31	27	57	82	197
Net income (b)	312	264	718	411	1,705
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

(b)
The third quarter net income includes favorable tax items of approximately $360 million resulting from a change in our method for measuring currency gains and losses in computing earnings of our European operations under U.S. tax law. See Note 10 for additional information.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We have rental commitments for certain land, buildings, and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2015 were as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter
Minimum rentals on operating leases	$19	$16	$10	$6	$5	$7

Rental expense under cancelable and non-cancelable leases of $27 million, $26 million, and $25 million was recorded in Operating expenses for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The maximum potential payments under these guarantees and limited indemnities totaled $80 million and $107 million at December 31, 2015 and 2014, respectively. Of these values, $74 million and $101 million at December 31, 2015 and 2014, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2015 and 2014.

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