Form 10-Q
period 2016-03-31
FORD MOTOR CREDIT CO LLC
filed 2016-04-28
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

or

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

Exhibit Index begins on page 48

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended March 31,
	2016	2015
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,318	$1,120
Retail financing	736	685
Dealer financing	440	374
Other	12	18
Total financing revenue	2,506	2,197
Depreciation on vehicles subject to operating leases	(1,014)	(816)
Interest expense	(646)	(638)
Net financing margin	846	743
Other revenue
Insurance premiums earned	39	31
Other income, net (Note 12)	63	54
Total financing margin and other revenue	948	828
Expenses
Operating expenses	294	272
Provision for credit losses (Note 5)	128	67
Insurance expenses	12	6
Total expenses	434	345
Income before income taxes	514	483
Provision for income taxes	156	177
Net income	$358	$306

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2016	2015
	First Quarter
	(unaudited)
Net income	$358	$306
Other comprehensive income/(loss), net of tax (Note 11)
Foreign currency translation	172	(482)
Total other comprehensive income/(loss), net of tax	172	(482)
Comprehensive income/(loss)	530	(176)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	1
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$530	$(177)

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$10,350	$8,886
Marketable securities (Note 2)	4,872	2,723
Finance receivables, net (Note 3)	100,276	96,823
Net investment in operating leases (Note 4)	25,888	25,079
Notes and accounts receivable from affiliated companies	815	727
Derivative financial instruments (Note 8)	1,610	924
Other assets (Note 9)	2,363	2,286
Total assets	$146,174	$137,448

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,185	$1,104
Affiliated companies	460	313
Total accounts payable	1,645	1,417
Debt (Note 10)	127,434	119,601
Deferred income taxes	2,946	2,808
Derivative financial instruments (Note 8)	204	243
Other liabilities and deferred income (Note 9)	1,701	1,665
Total liabilities	133,930	125,734

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income/(loss) (Note 11)	(435)	(607)
Retained earnings	7,451	7,093
Total shareholder’s interest attributable to Ford Motor Credit Company	12,243	11,713
Shareholder’s interest attributable to noncontrolling interests	1	1
Total shareholder’s interest	12,244	11,714
Total liabilities and shareholder’s interest	$146,174	$137,448

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 6 and 7 for additional information on our VIEs.

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$2,602	$3,949
Finance receivables, net	50,035	45,902
Net investment in operating leases	13,273	13,309
Derivative financial instruments	51	85

LIABILITIES
Debt	$43,258	$43,086
Derivative financial instruments	26	19

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss) (Note 11)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2015	$5,227	$(607)	$7,093	$11,713	$1	$11,714
Net income	—	—	358	358	—	358
Other comprehensive income/(loss), net of tax	—	172	—	172	—	172
Distributions to parent	—	—	—	—	—	—
Balance at March 31, 2016	$5,227	$(435)	$7,451	$12,243	$1	$12,244

Balance at December 31, 2014	$5,227	$160	$5,980	$11,367	$—	$11,367
Net income	—	—	306	306	—	306
Other comprehensive income/(loss), net of tax	—	(483)	—	(483)	1	(482)
Distributions to parent	—	—	(28)	(28)	—	(28)
Balance at March 31, 2015	$5,227	$(323)	$6,258	$11,162	$1	$11,163

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2016	2015
	First Quarter
	(unaudited)
Cash flows from operating activities
Net income	$358	$306
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	128	67
Depreciation and amortization	1,209	1,029
Amortization of upfront interest supplements	(297)	(258)
Net change in deferred income taxes	107	366
Net change in other assets	(99)	45
Net change in other liabilities	281	67
All other operating activities	116	96
Net cash provided by/(used in) operating activities	1,803	1,718
Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(8,243)	(8,492)
Collections of finance receivables (excluding wholesale and other)	7,760	7,694
Purchases of operating lease vehicles	(3,558)	(3,109)
Liquidations of operating lease vehicles	1,913	1,557
Net change in wholesale receivables and other	(2,124)	(1,047)
Purchases of marketable securities	(2,582)	(4,550)
Proceeds from sales and maturities of marketable securities	453	1,542
Settlements of derivatives	(13)	43
All other investing activities	(60)	59
Net cash provided by/(used in) investing activities	(6,454)	(6,303)
Cash flows from financing activities
Proceeds from issuances of long-term debt	15,529	13,452
Principal payments on long-term debt	(9,216)	(7,908)
Change in short-term debt, net	(277)	519
Cash distributions to parent	—	(28)
All other financing activities	(44)	(36)
Net cash provided by/(used in) financing activities	5,992	5,999
Effect of exchange rate changes on cash and cash equivalents	123	(299)

Net increase/(decrease) in cash and cash equivalents	$1,464	$1,115

Cash and cash equivalents at January 1	$8,886	$6,179
Net increase/(decrease) in cash and cash equivalents	1,464	1,115
Cash and cash equivalents at March 31	$10,350	$7,294

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Adoption of New Accounting Standards

We adopted the following standards during 2016, none of which have a material impact to our financial statements or financial statement disclosures:

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

Accounting Standards Issued But Not Yet Adopted

Accounting Standard Update (“ASU”) 2016-02, Leases.  In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted.  We are assessing the potential impact to our financial statements and disclosures.

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards, as well as additional disclosures. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); and iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). The new accounting standard will impact the timing of when certain arrangements are recognized as revenue as we move from a risk and rewards model to a control model. The new accounting standard is expected to have an impact to our income statement, balance sheet, and financial statement disclosures and we are reviewing our arrangements to evaluate the impact and method of adoption.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash and cash equivalents and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

	Fair Value Level	March 31, 2016	December 31, 2015
Cash and cash equivalents
U.S. government	1	$450	$—
U.S. government agencies	2	25	—
Non-U.S. government and agencies	2	500	266
Corporate debt	2	50	—
Total marketable securities classified as cash equivalents		1,025	266
Cash, time deposits and money market funds		9,325	8,620
Total cash and cash equivalents		$10,350	$8,886

Marketable securities
U.S. government	1	$1,594	$298
U.S. government agencies	2	1,746	1,169
Non-U.S. government and agencies	2	1,194	832
Corporate debt	2	294	384
Other marketable securities	2	44	40
Total marketable securities		$4,872	$2,723

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES

We segment finance receivables into “consumer” and “non-consumer” receivables. The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	March 31, 2016	December 31, 2015
Consumer
Retail financing, gross	$63,185	$62,068
Unearned interest supplements from Ford and affiliated companies	(2,231)	(2,119)
Consumer finance receivables	60,954	59,949

Non-Consumer
Dealer financing	38,523	36,037
Other financing	1,209	1,210
Non-Consumer finance receivables	39,732	37,247
Total recorded investment	$100,686	$97,196

Recorded investment in finance receivables	$100,686	$97,196
Allowance for credit losses	(410)	(373)
Finance receivables, net	$100,276	$96,823

Net finance receivables subject to fair value (a)	$98,286	$95,008
Fair value	99,678	96,180
__________

(a)
At March 31, 2016 and December 31, 2015, excludes $2.0 billion and $1.8 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

Excluded from finance receivables at March 31, 2016 and December 31, 2015 was $219 million and $209 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at March 31, 2016 and December 31, 2015 were consumer receivables of $30.7 billion and $27.6 billion, respectively, and non-consumer receivables of $26.8 billion and $26.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 6 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $16 million at March 31, 2016 and December 31, 2015. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million at March 31, 2016 and December 31, 2015.

The aging analysis of finance receivables balances was as follows (in millions):

	March 31, 2016	December 31, 2015
Consumer
31-60 days past due	$611	$708
61-90 days past due	81	108
91-120 days past due	27	27
Greater than 120 days past due	40	38
Total past due	759	881
Current	60,195	59,068
Consumer finance receivables	60,954	59,949

Non-Consumer
Total past due	104	116
Current	39,628	37,131
Non-Consumer finance receivables	39,732	37,247
Total recorded investment	$100,686	$97,196

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	March 31, 2016	December 31, 2015
Dealer financing
Group I	$29,334	$27,054
Group II	7,204	7,185
Group III	1,857	1,687
Group IV	128	111
Total recorded investment	$38,523	$36,037

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at March 31, 2016 and December 31, 2015 was $373 million, or 0.6% of consumer receivables, and $375 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at March 31, 2016 and December 31, 2015 was $149 million, or 0.4% of non-consumer receivables, and $134 million, or 0.4% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	March 31, 2016	December 31, 2015
Vehicles, at cost (a)	$30,803	$29,673
Accumulated depreciation	(4,862)	(4,545)
Net investment in operating leases before allowance for credit losses	25,941	25,128
Allowance for credit losses	(53)	(49)
Net investment in operating leases	$25,888	$25,079
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At March 31, 2016 and December 31, 2015, net investment in operating leases before allowance for credit losses includes $13.3 billion of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 6 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended March 31 (in millions) was as follows:

	First Quarter 2016
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$357	$16	$373	$49	$422
Charge-offs	(102)	1	(101)	(40)	(141)
Recoveries	29	1	30	19	49
Provision for credit losses	102	1	103	25	128
Other (a)	4	1	5	—	5
Ending balance	$390	$20	$410	$53	$463

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$371	$13	$384	$53	$437
Specific impairment allowance	19	7	26	—	26
Ending balance	390	20	410	53	$463

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	60,581	39,583	100,164	25,941
Specifically evaluated for impairment	373	149	522	—
Recorded investment	60,954	39,732	100,686	25,941

Ending balance, net of allowance for credit losses	$60,564	$39,712	$100,276	$25,888
__________

(a)	Primarily represents amounts related to translation adjustments.

	First Quarter 2015
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$305	$16	$321	$38	$359
Charge-offs	(80)	1	(79)	(30)	(109)
Recoveries	30	2	32	15	47
Provision for credit losses	53	(4)	49	18	67
Other (a)	(7)	(2)	(9)	—	(9)
Ending balance	$301	$13	$314	$41	$355

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$280	$12	$292	$41	$333
Specific impairment allowance	21	1	22	—	22
Ending balance	301	13	314	41	$355

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	53,135	33,153	86,288	22,025
Specifically evaluated for impairment	396	128	524	—
Recorded investment	53,531	33,281	86,812	22,025

Ending balance, net of allowance for credit losses	$53,230	$33,268	$86,498	$21,984
__________

(a)	Primarily represents amounts related to translation adjustments.

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

Most of these securitization transactions utilize VIEs. See Note 7 for additional information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	March 31, 2016
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.6	$24.2	$0.2	$24.0	$21.3
Wholesale financing	0.3	26.0	—	26.0	13.3
Finance receivables	1.9	50.2	0.2	50.0	34.6
Net investment in operating leases	0.7	13.3	—	13.3	8.7
Total VIE	$2.6	$63.5	$0.2	$63.3	$43.3

Non-VIE
Retail financing	$0.4	$6.5	$—	$6.5	$6.0
Wholesale financing	—	0.8	—	0.8	0.6
Finance receivables	0.4	7.3	—	7.3	6.6
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$7.3	$—	$7.3	$6.6

Total securitization transactions
Retail financing	$2.0	$30.7	$0.2	$30.5	$27.3
Wholesale financing	0.3	26.8	—	26.8	13.9
Finance receivables	2.3	57.5	0.2	57.3	41.2
Net investment in operating leases	0.7	13.3	—	13.3	8.7
Total securitization transactions	$3.0	$70.8	$0.2	$70.6	$49.9
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

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

NOTE 7. VARIABLE INTEREST ENTITIES

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

See Note 6 for additional information on the financial position and financial performance of our VIEs.

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $70 million and $66 million at March 31, 2016 and December 31, 2015, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2015
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$99	$88
Ineffectiveness (a)	17	6
Derivatives not designated as hedging instruments
Interest rate contracts	(48)	(43)
Foreign currency exchange contracts	33	65
Cross-currency interest rate swap contracts	195	89
Total	$296	$205
__________

(a)
For the first quarter of 2016 and 2015, hedge ineffectiveness reflects the net change in fair value on derivatives of $610 million gain and $221 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $593 million loss and $215 million loss, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are recorded on the balance sheet at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposure in the event of default or breach of the counterparty agreement.

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	March 31, 2016			December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$32,843	$1,184	$—	$28,964	$670	$16
Derivatives not designated as hedging instruments
Interest rate contracts	65,538	182	159	62,638	159	112
Foreign currency exchange contracts (a)	2,138	49	8	1,713	22	4
Cross-currency interest rate swap contracts	3,701	195	37	3,137	73	111
Total derivative financial instruments, gross (b)	$104,220	1,610	204	$96,452	924	243
Counterparty netting and collateral (c)		(155)	(155)		(167)	(167)
Total derivative financial instruments, net		$1,455	$49		$757	$76
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	All derivatives are categorized within Level 2 of the fair value hierarchy.

(c)	As of March 31, 2016 and December 31, 2015, we did not receive or pledge any cash collateral.

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

Other assets were as follows (in millions):

	March 31, 2016	December 31, 2015
Accrued interest and other non-finance receivables	$753	$763
Collateral held for resale, at net realizable value	524	498
Prepaid reinsurance premiums and other reinsurance receivables	481	472
Property and equipment, net of accumulated depreciation (a)	150	142
Deferred charges – income taxes	142	135
Investment in non-consolidated affiliates	138	133
Restricted cash (b)	77	56
Deferred charges	72	63
Other	26	24
Total other assets	$2,363	$2,286
__________

(a)	Accumulated depreciation was $338 million and $335 million at March 31, 2016 and December 31, 2015, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income were as follows (in millions):

	March 31, 2016	December 31, 2015
Interest payable	$544	$553
Unearned insurance premiums	493	484
Tax related payables to Ford and affiliated companies	107	105
Unrecognized tax benefits	78	75
Other	479	448
Total other liabilities and deferred income	$1,701	$1,665

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	March 31, 2016	December 31, 2015	2016	2015	2016	2015
Short-term debt
Unsecured debt
Floating rate demand notes	$5,992	$5,926
Commercial paper	1,960	1,722
Other short-term debt	2,944	2,708
Asset-backed debt	1,064	1,855
Total short-term debt	11,960	12,211	1.8%	1.6%	1.8%	1.6%
Long-term debt
Unsecured debt
Notes payable within one year	13,668	10,254
Notes payable after one year	52,151	48,672
Asset-backed debt (a)
Notes payable within one year	20,231	18,855
Notes payable after one year	28,638	29,390
Unamortized discount	(22)	(25)
Unamortized issuance costs	(238)	(214)
Fair value adjustments (b)	1,046	458
Total long-term debt	115,474	107,390	2.4%	2.3%	2.5%	2.4%
Total debt	$127,434	$119,601	2.3%	2.2%	2.4%	2.3%

Fair value of debt (c)	$128,701	$120,546
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

(c)
The fair value of debt includes $10.9 billion and $10.4 billion of short-term debt at March 31, 2016 and December 31, 2015, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balance of Accumulated Other Comprehensive Income/(Loss) (“AOCI”) attributable to Ford Credit for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2015
Foreign currency translation
Beginning balance	$(607)	$160
Net gain/(loss) on foreign currency translation	172	(483)
Other comprehensive income/(loss), net of tax	172	(483)
Ending balance	$(435)	$(323)

Total AOCI ending balance at March 31	$(435)	$(323)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended March 31 (in millions):

	First Quarter
	2016	2015
Gains/(Losses) on derivatives	$199	$115
Currency revaluation gains/(losses)	(219)	(151)
Interest and investment income	28	25
Insurance fee income	21	16
Other	34	49
Total other income, net	$63	$54

NOTE 13. SEGMENT INFORMATION

We divide our business segments based on geographic regions: North America (“North America Segment”) and International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly.

Key operating data for our business segments for the periods ended or at March 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total

First Quarter 2016
Total revenue (b)	$2,202	$413	$(7)	$—	$(7)	$2,608
Income before income taxes	394	127	(7)	—	(7)	514
Other disclosures:
Depreciation on vehicles subject to operating leases	1,008	6	—	—	—	1,014
Interest expense	503	143	—	—	—	646
Provision for credit losses	109	19	—	—	—	128
Net finance receivables and net investment in operating leases	105,958	25,872	—	(5,666)	(5,666)	126,164
Total assets	116,092	30,082	—	—	—	146,174

First Quarter 2015
Total revenue (b)	$1,897	$410	$(25)	$—	$(25)	$2,282
Income before income taxes	379	129	(25)	—	(25)	483
Other disclosures:
Depreciation on vehicles subject to operating leases	811	5	—	—	—	816
Interest expense	482	156	—	—	—	638
Provision for credit losses	55	12	—	—	—	67
Net finance receivables and net investment in operating leases	91,203	21,658	—	(4,379)	(4,379)	108,482
Total assets	100,692	25,683	—	—	—	126,375
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

The maximum potential payments under these guarantees and limited indemnities totaled $46 million and $80 million at March 31, 2016 and December 31, 2015, respectively. Of these values, $40 million and $74 million at March 31, 2016 and December 31, 2015, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at March 31, 2016 and December 31, 2015.

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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2016 and 2015 and the consolidated statements of shareholder’s interest and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholder’s interest, and cash flows for the year then ended (not presented herein), and in our report dated February 11, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
April 28, 2016

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 2015 Form 10-K Report.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the number of vehicles that will be returned to us and sold, and changes in our estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2015 Form 10-K Report.

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

First Quarter 2016 Compared with First Quarter 2015

The following chart shows our key metrics:

# 1Q 2016 KEY METRICS

U.S. Retail and Lease
Contract Volume (000)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
482
480
-- %
$113
$132
17%
$483
$514
6%
739
732
7 pts
0.13%
0.14%
1 bps
0.33%
0.44%
11 bps
2015
2016

| 1Q | 2015 | 2016 |
|---|---|---|
| Debt (Bils) | $109 | $127 |
| Managed Leverage* (to 1) | 8.8 | 9.4 |

**Strong quarterly profit**

**Receivables growth in line with our guidance**

**Portfolio performance remains robust; higher LTR reflects higher severities**

**Consistent originations, servicing and collections**

* Reconciliation to GAAP provided in "Financial Condition" and "Leverage" sections

In the first quarter of 2016, the business continued to grow, while remaining strongly profitable. Our contract volumes were largely unchanged with lower volume in the United States and growth in all other markets. Managed receivables were higher, as our portfolio continues to grow in line with Ford’s growth.

Portfolio performance remains robust. Our U.S. retail and lease credit losses have been better than our expectations for an extended time period. Credit losses have been trending higher for the last few quarters, as they continue to normalize toward our expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On a pre-tax basis, we earned $514 million in the first quarter of 2016, compared with $483 million a year ago. The following chart shows the factors that contributed to the strong first quarter pre-tax profit:

# 1Q 2016 PRE-TAX RESULTS (MILS)

$31
$483
$514
$137
$36
$(65)
$(61)
$(33)
$17
1Q 2015
1Q 2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

**Strong profit**

**Growth in all products and regions**

**Credit losses and residual performance primarily driven by lower auction values**

The improvement of $31 million in pre-tax profit in the first quarter of 2016 compared with the first quarter of 2015 is more than explained by favorable volume and mix, driven by increases in consumer and non-consumer finance receivables in both geographic segments, as well as an increase in operating leases in North America.

Our credit losses were higher, as we increased the reserve and had higher charge-offs in North America, primarily reflecting higher severity. Unfavorable lease residual performance primarily reflects higher depreciation on our North America lease portfolio, as we expect lower auction values in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the periods ended March 31 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	First Quarter
	2015	2016	2016 Over/(Under) 2015
Income before income taxes
North America Segment	$379	$394	$15
International Segment	129	127	(2)
Unallocated risk management	(25)	(7)	18
Income before income taxes	$483	$514	$31

North America Segment

The North America Segment's pre-tax profit improved from a year ago reflecting primarily favorable volume and mix and higher financing margin offset by unfavorable lease residual performance and higher credit losses. The favorable volume and mix was driven by growth in all products and the higher financing margin is explained by lower borrowing costs. The unfavorable lease residual performance reflects higher depreciation as we expect lower auction values in the future, and the higher credit losses primarily reflect higher charge-offs and an increase in the reserve.

International Segment

The International Segment's pre-tax profit is largely unchanged from a year ago reflecting primarily favorable volume and mix offset by the adverse effect of the stronger U.S. dollar and lower margin driven by lower portfolio yield in Europe. The favorable volume and mix was driven by growth in consumer and non-consumer finance receivables.

Unallocated Risk Management

Unallocated risk management improved from a year ago reflecting lower net losses related to market valuation adjustments to derivatives. For additional information, see Notes 8 and 13 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financing Shares and Contract Placement Volume

Our focus is on supporting Ford and Lincoln dealers and customers. This includes going to market with Ford and our dealers to support vehicle sales with financing products and marketing programs. Ford’s marketing programs may encourage or require Ford Credit financing and influence the financing choices customers make. As a result, our financing share, volume, and contract characteristics vary from quarter to quarter as Ford’s marketing programs change.

The following chart shows our North America Segment’s retail installment and lease share of new Ford- and Lincoln-brand vehicles sold by dealers and wholesale financing share of new Ford- and Lincoln-brand vehicles acquired by dealers. Also shown is our North America Segment’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

# NORTH AMERICA FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

| | First Quarter | |
|---|---|---|
| | 2015 | 2016 |
| **Financing Shares (excl. Fleet)** | | |
| **Retail installment and lease share of Ford retail sales** | | |
| United States | 63 % | 57 % |
| Canada | 68 | 73 |
| **Wholesale share** | | |
| United States | 76 % | 75 % |
| Canada | 62 | 61 |
| **Contract Placement Volume -- New and used retail / lease (000)** | | |
| United States | 295 | 266 |
| Canada | 28 | 36 |
| Total North America Segment | 323 | 302 |

In the first quarter of 2016, Ford’s marketing programs resulted in lower share in the United States and higher share in Canada. In the United States, lease share was higher and retail financing share was lower.

North America contract volume in the first quarter decreased compared with the same period last year, primarily reflecting lower U.S. financing share. This was offset partially by higher industry volume and higher Ford automotive share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our International Segment’s retail installment and lease share of new Ford-brand vehicles sold by dealers and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is our International Segment’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

# INTERNATIONAL FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

| | First Quarter | |
|---|---|---|
| | 2015 | 2016 |
| **Financing Shares (incl. Fleet)** | | |
| **Retail installment and lease share of total Ford sales** | | |
| Europe | 35 % | 35 % |
| China | 12 | 13 |
| **Wholesale share** | | |
| Europe | 98 % | 98 % |
| China | 55 | 53 |
| **Contract Placement Volume -- New and used retail / lease (000)** | | |
| Europe | 128 | 135 |
| China | 26 | 33 |
| All Other International | 5 | 10 |
| Total International Segment | 159 | 178 |

In Europe and China, the first quarter retail, lease, and wholesale financing shares were largely unchanged from the same period last year.

Total contract volume in the first quarter of 2016 increased from a year ago, primarily due to higher industry volume in Europe and higher Ford sales in China.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

# RECEIVABLES

*(Bils)*

| | Mar. 31, 2015 | Dec. 31, 2015 | Mar. 31, 2016 |
|---|---|---|---|
| **Net Receivables*** | | | |
| Finance receivables – North America Segment | | | |
| Consumer retail financing | $43.7 | $49.2 | $49.4 |
| Non-consumer: Dealer financing** | 22.5 | 25.5 | 27.1 |
| Non-consumer: Other | 0.9 | 0.9 | 0.9 |
| Total finance receivables – North America Segment | $67.1 | $75.6 | $77.4 |
| Finance receivables – International Segment | | | |
| Consumer retail financing | $11.5 | $12.9 | $13.8 |
| Non-consumer: Dealer financing** | 9.5 | 10.5 | 11.4 |
| Non-consumer: Other | 0.4 | 0.3 | 0.3 |
| Total finance receivables – International Segment | $21.4 | $23.7 | $25.5 |
| Unearned interest supplements | (1.7) | (2.1) | (2.2) |
| Allowance for credit losses | (0.3) | (0.4) | (0.4) |
| Finance receivables, net | $86.5 | $96.8 | $100.3 |
| Net investment in operating leases | 22.0 | 25.1 | 25.9 |
| **Total net receivables** | $108.5 | $121.9 | $126.2 |
| **Managed Receivables** | | | |
| Total net receivables | $108.5 | $121.9 | $126.2 |
| Unearned interest supplements and residual support | 3.8 | 4.5 | 4.6 |
| Allowance for credit losses | 0.4 | 0.4 | 0.5 |
| Other, primarily accumulated supplemental depreciation | 0.2 | 0.4 | 0.5 |
| **Total managed receivables** | $112.9 | $127.2 | $131.8 |

__________

*
At March 31, 2015, December 31, 2015, and March 31, 2016, includes consumer receivables before allowance for credit losses of $25.9 billion, $27.6 billion, and $30.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.3 billion, $26.1 billion, and $26.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2015, December 31, 2015, and March 31, 2016, includes net investment in operating leases before allowance for credit losses of $10.1 billion, $13.3 billion, and $13.3 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2015 Form 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended March 31, 2016.

**	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

Managed receivables at March 31, 2016 increased from year-end 2015, driven by growth in all products in both geographic segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables and operating leases as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2015 Form 10-K Report.

Most of our charge-offs are related to retail finance and operating lease contracts. Charge-offs are affected by the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail finance and operating lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2015 Form 10-K Report.

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), contract characteristics, and customer characteristics, including employment history, financial stability, and capacity to pay. While FICO is a part of our scoring system, our models enable us to more effectively determine the probability that a customer will pay than using credit scores alone. When we originate business, our models project expected losses and we price accordingly. We ensure the business fits our risk appetite. For additional information on the quality of our receivables, see Note 3 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Origination Metrics

We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 5%-6% of our portfolio and has been stable for over 10 years.

The following charts show quarterly trends for FICO and higher risk mix and retail contract terms:

# U.S. ORIGINATION METRICS

## FICO and Higher Risk Mix

Retail and Lease Average Placement FICO
Higher Risk Portfolio Mix
739
740
741
741
732
6%
6%
6%
6%
6%
1Q15
2Q15
3Q15
4Q15
1Q16

## Retail Contract Terms

Average Retail Term
Retail ≥73 Months Mix
63 mo.
64 mo.
67 mo.
63 mo.
64 mo.
3%
4%
3%
4%
3%
1Q15
2Q15
3Q15
4Q15
1Q16

The average FICO score in the first quarter of 2016 reflected the mix of customers attracted by Ford’s marketing programs. These levels are consistent with our experience over the last five years and reflect normal quarterly variances.

Our average retail term has remained largely consistent with recent periods and lower than the industry, and retail contracts of 73 months and longer remain a relatively small part of our business. We remain focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want.

Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 73% of our worldwide consumer portfolio at March 31, 2016:

# U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies*
0.13%
0.10%
0.13%
0.13%
0.14%
1Q15
2Q15
3Q15
4Q15
1Q16

Repossessions (000)
Repo. Ratio
1.00%
0.89%
1.01%
1.00%
1.04%
7
6
7
8
8
1Q15
2Q15
3Q15
4Q15
1Q16

Severity
$8,300
$8,600
$9,000
$9,600
$9,800
1Q15
2Q15
3Q15
4Q15
1Q16

Charge-Offs (Mils) and LTR (%)
LTR
0.33%
0.22%
0.34%
0.43%
0.44%
$47
$33
$54
$72
$74
1Q15
2Q15
3Q15
4Q15
1Q16

* Excluding bankruptcies

Our U.S. credit losses have been better than our expectations in recent years and have trended higher in the last few quarters as they continue to normalize toward our expectations. Delinquencies remained at historically low levels in the first quarter of 2016 and the repossession ratio was up slightly.

Our severity increase in the first quarter primarily reflected lower auction values, higher balances at repossession, and higher amounts financed. Charge-offs and the LTR ratio were up year-over-year, primarily reflecting higher severities and repossessions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Credit Losses

The following charts show quarterly trends of charge-offs (credit losses, net of recoveries), LTR ratios (charge-offs on an annualized basis divided by average managed receivables), credit loss reserve, and our credit loss reserve as a percentage of end-of-period (“EOP”) managed receivables:

# WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils) and Loss-to-Receivables (LTR) Ratio (%)

LTR
0.22%
0.17%
0.24%
0.27%
0.29%
$62
$50
$73
$86
$92
1Q15
2Q15
3Q15
4Q15
1Q16

Credit Loss Reserve (Mils) and Reserve as a Pct. of EOP Managed Receivables

Reserve as %
of EOP Rec.
0.31%
0.32%
0.33%
0.33%
0.35%
$355
$380
$403
$422
$463
1Q15
2Q15
3Q15
4Q15
1Q16

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio is higher, reflecting primarily the U.S. retail and lease business covered above. Our credit loss reserve, based on such factors as historical loss performance, portfolio quality, and receivable levels, increased in the first quarter reflecting credit losses normalizing and higher volume. The reserve as a percent of managed receivables was up from the first quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

Leasing is an important product that many customers want and value, and lease customers also are more likely to buy or lease another Ford or Lincoln vehicle. We manage our lease mix with an enterprise view to support sales, protect residual values, and manage the trade cycle. Ford Credit and Ford work together under a One Ford Lease Strategy that considers share, term, model mix, geography, and other factors.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2015 Form 10-K Report.

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford- and Lincoln-brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for about 89% of our total net investment in operating leases at March 31, 2016.

# U.S. LEASE ORIGINATION METRICS

Lease Placement Volume (000)
24-Month
36-Month
39-Month / Other
92
103
111
101
107
22
28
26
16
18
61
65
75
75
79
9
10
10
10
10
1Q15
2Q15
3Q15
4Q15
1Q16

Lease Share of Retail Sales
Industry*
28%
27%
28%
29%
32%
22%
22%
22%
22%
26%
Ford
1Q15
2Q15
3Q15
4Q15
1Q16

* Source: JD Power PIN

Industry leasing continues to grow. Ford’s lease share also has grown reflecting Ford’s marketing programs, but remains below the industry. We expect full-year lease share to be lower than the first quarter of 2016, reflecting the parameters of our One Ford Lease Strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes and auction values at constant first quarter 2016 vehicle mix for vehicles returned in the respective periods:

# U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)
24-Month
36-Month
39-Month / Other
44
42
43
51
59
23
21
20
20
20
15
16
19
26
33
6
5
4
5
6
1Q15
2Q15
3Q15
4Q15
1Q16

Auction Values (At 1Q 2016 Mix)
24-Month
$20,495
$20,635
$19,895
$19,100
$19,290
$18,540
$18,740
$18,160
$17,605
$17,860
36-Month
1Q15
2Q15
3Q15
4Q15
1Q16

U.S. Return Rates

| 1Q15 | 2Q15 | 3Q15 | 4Q15 | 1Q16 |
|---|---|---|---|---|
| 77% | 70% | 71% | 79% | 78% |

Lease return volume in the first quarter was up, reflecting higher lease placements in recent years. The higher mix of 36-month leases returning in 2016 reflects the shift toward longer term leasing made in 2013. The return rate was about equal to a year ago and the prior quarter.

Our used vehicle auction prices in the first quarter were lower than a year ago but up from the fourth quarter, although not as high as expected.

We have been planning for lower auction values, reflecting the growth in leasing and returns. We continue to see good demand at auction, and we do not expect a rapid decline in auction values.

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

The following rating actions have been taken by these NRSROs since the filing of our 2015 Form 10-K Report:

•On February 16, 2016, Moody’s upgraded Ford Credit’s long-term rating to Baa2 from Baa3 with a stable outlook.
•On February 17, 2016, DBRS upgraded Ford Credit’s long-term rating to BBB from BBB (low) with a stable trend.
•On March 11, 2016, S&P upgraded Ford Credit’s long-term rating to BBB from BBB- with a stable outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	R-2M	Stable	BBB (low)
Fitch	BBB-	F3	Positive	BBB-
Moody’s	Baa2	P-2	Stable	Baa3
S&P	BBB	A-2	Stable	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity

Our primary funding and liquidity objective is to maintain a strong investment grade balance sheet with ample liquidity to support our financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions.

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

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

# FUNDING STRUCTURE – MANAGED RECEIVABLES

(Bils)
Commercial Paper
Ford Interest Advantage
Term Asset-Backed Securities*
Term Debt (incl Bank Borrowings)
Other
Equity
Cash**
$113
$2
$6
$43
$55
$5
$11
$9
$127
$2
$6
$50
$62
$6
$12
$11
$132
$2
$6
$50
$69
$8
$12
$15
$134-139
~$3
~$6
$50-53
$66-68
$7-8
~$13
$11-12
Year-End 2014
Year-End 2015
1Q 2016
Year-End 2016 Fcst.
Securitized Funding as Pct. of Managed Receivables
38%
39%
38%
36-39%

* Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements
** Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities)

Our higher cash balance at the end of the first quarter of 2016 reflects pre-funding of near-term debt maturities. We project year-end 2016 managed receivables to be in the range of $134 billion to $139 billion, and securitized funding as a percent of managed receivables to be between 36% and 39%.

We expect the percentage of securitization to trend lower over time. The calendarization of the funding plan may result in quarterly fluctuations of the securitization percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full-year 2014 and 2015, planned issuances for full-year 2016, and our global public term funding issuances through April 27, 2016, excluding short-term funding programs:

# PUBLIC TERM FUNDING PLAN

| *(Bils)* | 2014 Actual | 2015 Actual | 2016 Forecast | 2016 Through April 27 |
|---|---|---|---|---|
| **Unsecured** | | | | |
| - Ford Motor Credit | $ 8 | $ 11 | $ 9 - 12 | $ 5 |
| - Ford Credit Canada | 2 | 1 | 1 - 2 | 1 |
| - FCE Bank | 3 | 4 | 3 - 4 | 1 |
| - Rest of World* | 0 | 0 | 1 | - |
| Total Unsecured** | $ 13 | $ 17 | $ 14 - 19 | $ 7 |
| Securitizations*** | 15 | 13 | 12 - 15 | 7 |
| Total Public | $ 28 | $ 30 | $ 26 - 34 | $ 14 |

**Strong start to our public term funding plan**

**YTD issuance evenly weighted**

**Remain diversified across platforms and markets**

* Includes issuance from Ford Automotive Finance (China), Ford Credit Mexico, Banco Ford (Brazil) and Ford Credit India

** Numbers may not sum due to rounding

*** Includes public securitization transactions and Rule 144A offerings sponsored by Ford Motor Credit, Ford Credit Canada, FCE Bank and Ford Automotive Finance (China)

For 2016, we project full-year public term funding in the range of $26 billion to $34 billion. Both the amount and composition of our full-year funding plan are consistent with our issuance in 2015. Through April 27, 2016, we have completed $14 billion of public term issuance, representing about half of our full-year public term funding plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity Sources

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and committed capacity (which includes our credit and asset-backed facilities and bank lines), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund). Net liquidity available for use is defined as gross liquidity less certain adjustments for asset-backed capacity in excess of eligible receivables and cash related to the Ford Credit Revolving Extended Variable-utilization program (”FordREV”), which can be accessed through future sales of receivables. While not included in available liquidity, these adjustments represent additional funding sources for future originations.

The following chart shows our liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	Mar. 31, 2015	Dec. 31, 2015	Mar. 31, 2016	
Liquidity Sources				
Cash*	$ 13.0	$ 11.2	$ 14.9	
Committed ABS facilities**	31.9	33.2	36.4	Committed Capacity $41.9 billion
Other unsecured credit facilities	1.6	2.3	2.5	
Ford revolving credit facility allocation	2.0	3.0	3.0	
Total liquidity sources	$ 48.5	$ 49.7	$ 56.8	
Utilization of Liquidity				
Securitization cash***	$ (2.6)	$ (4.3)	$ (3.0)	
Committed ABS facilities	(15.8)	(20.6)	(18.2)	
Other unsecured credit facilities	(0.4)	(0.8)	(0.5)	
Ford revolving credit facility allocation	-	-	-	
Total utilization of liquidity	$ (18.8)	$ (25.7)	$ (21.7)	
Gross liquidity	$ 29.7	$ 24.0	$ 35.1	
Adjustments****	(1.8)	(0.5)	-	
Net liquidity available for use	$ 27.9	$ 23.5	$ 35.1	

* Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities)

** Committed asset-backed security ("ABS") facilities are subject to availability of sufficient assets, ability to obtain derivatives to manage interest rate risk, and exclude FCE access to the Bank of England's Discount Window Facility

*** Used only to support on-balance sheet securitization transactions

**** Adjustments include other committed ABS facilities in excess of eligible receivables and certain cash within FordREV available through future sales of receivables

We target liquidity of at least $25 billion. As of March 31, 2016, liquidity available for use was up $11.6 billion from year-end 2015, reflecting new committed ABS facilities and higher cash balances to meet our near-term debt maturities.

As of March 31, 2016, our liquidity remained strong at $35.1 billion. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate revolver allocation. As of March 31, our liquidity sources including cash totaled $56.8 billion, up $7.1 billion from year-end.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2016, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $14.9 billion, compared with $11.2 billion at year-end 2015.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.0 billion and $4.3 billion at March 31, 2016 and December 31, 2015, respectively.

Committed Capacity. At March 31, 2016, our committed capacity totaled $41.9 billion, up about $3.4 billion from December 31, 2015. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under Ford’s revolving credit facility (as defined below).

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $36.4 billion ($20.2 billion of retail financing, $6.5 billion of wholesale financing, and $9.7 billion of operating leases) at March 31, 2016. These committed facilities have varying maturity dates, with $15.2 billion having maturities within the next twelve months and the remaining balance having maturities through 2017. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2016, $18.2 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At March 31, 2016, we and our majority-owned subsidiaries had $5.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s revolving credit facility (as defined below). At March 31, 2016, $5.0 billion was available for use.

FCE’s £830 million (equivalent to $1.2 billion at March 31, 2016) syndicated credit facility (the “FCE Credit Agreement”) matures in 2018. At March 31, 2016, £730 million (equivalent to $1.1 billion) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Lenders under Ford’s Third Amended and Restated Credit Agreement dated as of April 30, 2015 and as further amended (“Ford’s revolving credit facility”) have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2020 and 25% of the commitments maturing on April 30, 2018. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At March 31, 2016, all $3.0 billion was available for use.

Although not yet complete, Ford is in the process of amending its revolving credit facility. When complete, Ford expects to maintain total commitments of $13.4 billion, extend the respective maturity dates by one year, and maintain the $3.0 billion allocation to Ford Credit. The closing will occur during the second quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity Risks

Refer to the “Funding and Liquidity” section of Item 7 of Part II of our 2015 Form 10-K Report for a list of factors that could affect our liquidity and information on our stress testing.

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following chart shows the calculation of our financial statement leverage and managed leverage (in billions, except for ratios):

LEVERAGE

(Bils)	Mar. 31, 2015	Dec. 31, 2015	Mar. 31, 2016
Leverage Calculation			
Total debt*	$109.1	$119.6	$127.4
Adjustments for cash**	(13.0)	(11.2)	(14.9)
Adjustments for derivative accounting***	(0.7)	(0.5)	(1.0)
Total adjusted debt	$95.4	$107.9	$111.5
Equity*****	$11.2	$11.7	$12.2
Adjustments for derivative accounting***	(0.4)	(0.3)	(0.3)
Total adjusted equity	$10.8	$11.4	$11.9
Financial statement leverage (to 1)	9.8	10.2	10.4
Managed leverage (to 1)	8.8	9.5	9.4

** Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities)

*** Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings

**** Shareholder's interest reported on Ford Credit's balance sheet

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. We target managed leverage in the range of 8:1 to 9:1. Managed leverage at March 31, 2016 was above the targeted range, reflecting growth in managed receivables and the impact of a strong U.S. dollar. For information on our planned distributions, refer to the “Outlook” section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

# 2016 GUIDANCE

| | 2015 FY Results | 2016 FY Guidance |
|---|---|---|
| **Pre-Tax Profit** | **$2.1B** | **≥ 2015** |
| **Managed Receivables*** | **$127B** | **$134B - $139B** |
| **Distributions** | **$250M** | **$0** |
| **Managed Leverage* (to 1)** | **9.5** | **~ 9** |

* Reconciliation to GAAP provided in "Financial Condition" and "Leverage" sections

Our guidance for pre-tax profit and managed receivables is unchanged.

We do not expect to pay distributions in 2016 to support returning managed leverage to the upper end of our targeted range.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2015 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following standards, most of which are not expected to have a material impact (with the exception of standards 2014-09 and 2016-02) to our financial statements or financial statement disclosures.

Standard		Effective Date (a)
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2016-09	Stock Compensation - Improvements to Employee Share-Based Payment Accounting	January 1, 2017
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2015-17	Income Taxes - Balance Sheet Classification of Deferred Taxes	January 1, 2017
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2014-09	Revenue - Revenue from Contracts with Customers	January 1, 2018 (b), (c)
2016-02	Leases	January 1, 2019 (b)
__________

(a)	Early adoption for each of the standards, except standard 2016-01, is permitted.

(b)	For additional information, see Note 1 of our Notes to the Financial Statements.

(c)
The FASB has issued the following updates to the Revenue standard: ASU 2015-14 (Deferral of the Effective Date), ASU 2016-08 (Principal versus Agent Considerations (Reporting Revenue Gross versus Net)), and ASU 2016-10 (Identifying Performance Obligations and Licensing).

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended March 31, 2016 and 2015 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2015 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2016, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $7 million over the next 12 months, compared with an increase of $7 million at December 31, 2015. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Marion B. Harris, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2016, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibits: please refer to the Exhibit Index on page 48.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Marion B. Harris
Marion B. Harris
Chief Financial Officer and Treasurer

Date:	April 28, 2016

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated April 28, 2016, relating to financial information.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Items 2 - 4 of Part I and Item 2 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.