Form 10-Q
period 2016-06-30
FORD MOTOR CREDIT CO LLC
filed 2016-07-28
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

or

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
For the Quarter Ended June 30, 2016

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended June 30,
	2016	2015	2016	2015
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,388	$1,184	$2,706	$2,304
Retail financing	757	685	1,493	1,370
Dealer financing	443	374	883	748
Other	7	14	19	32
Total financing revenue	2,595	2,257	5,101	4,454
Depreciation on vehicles subject to operating leases	(1,075)	(858)	(2,089)	(1,674)
Interest expense	(687)	(599)	(1,333)	(1,237)
Net financing margin	833	800	1,679	1,543
Other revenue
Insurance premiums earned	41	34	80	65
Other income, net (Note 12)	52	47	115	101
Total financing margin and other revenue	926	881	1,874	1,709
Expenses
Operating expenses	310	269	604	541
Provision for credit losses (Note 5)	137	72	265	139
Insurance expenses	79	34	91	40
Total expenses	526	375	960	720
Income before income taxes	400	506	914	989
Provision for income taxes	104	166	260	343
Net income	$296	$340	$654	$646

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2016	2015	2016	2015
	Second Quarter		First Half
	(unaudited)
Net income	$296	$340	$654	$646
Other comprehensive income/(loss), net of tax (Note 11)
Foreign currency translation	(141)	196	31	(286)
Total other comprehensive income/(loss), net of tax	(141)	196	31	(286)
Comprehensive income/(loss)	155	536	685	360
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	1
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$155	$536	$685	$359

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$7,570	$8,886
Marketable securities (Note 2)	4,517	2,723
Finance receivables, net (Note 3)	101,336	96,823
Net investment in operating leases (Note 4)	26,761	25,079
Notes and accounts receivable from affiliated companies	899	727
Derivative financial instruments (Note 8)	2,087	924
Other assets (Note 9)	2,397	2,286
Total assets	$145,567	$137,448

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,173	$1,104
Affiliated companies	631	313
Total accounts payable	1,804	1,417
Debt (Note 10)	126,349	119,601
Deferred income taxes	3,014	2,808
Derivative financial instruments (Note 8)	201	243
Other liabilities and deferred income (Note 9)	1,801	1,665
Total liabilities	133,169	125,734

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income/(loss) (Note 11)	(576)	(607)
Retained earnings	7,747	7,093
Total shareholder’s interest attributable to Ford Motor Credit Company	12,398	11,713
Shareholder’s interest attributable to noncontrolling interests	—	1
Total shareholder’s interest	12,398	11,714
Total liabilities and shareholder’s interest	$145,567	$137,448

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 6 and 7 for additional information on our VIEs.

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$2,418	$3,949
Finance receivables, net	49,844	45,902
Net investment in operating leases	11,714	13,309
Derivative financial instruments	2	85

LIABILITIES
Debt	$41,515	$43,086
Derivative financial instruments	25	19

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss) (Note 11)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2015	$5,227	$(607)	$7,093	$11,713	$1	$11,714
Net income	—	—	654	654	—	654
Other comprehensive income/(loss), net of tax	—	31	—	31	—	31
Distributions declared	—	—	—	—	(1)	(1)
Balance at June 30, 2016	$5,227	$(576)	$7,747	$12,398	$—	$12,398

Balance at December 31, 2014	$5,227	$160	$5,980	$11,367	$—	$11,367
Net income	—	—	646	646	—	646
Other comprehensive income/(loss), net of tax	—	(287)	—	(287)	1	(286)
Distributions declared	—	—	(28)	(28)	—	(28)
Balance at June 30, 2015	$5,227	$(127)	$6,598	$11,698	$1	$11,699

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2016	2015
	First Half
	(unaudited)
Cash flows from operating activities
Net income	$654	$646
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	265	139
Depreciation and amortization	2,481	2,088
Amortization of upfront interest supplements	(618)	(515)
Net change in deferred income taxes	168	696
Net change in other assets	(284)	(67)
Net change in other liabilities	587	(147)
All other operating activities	56	29
Net cash provided by/(used in) operating activities	3,309	2,869
Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(17,939)	(18,208)
Collections of finance receivables (excluding wholesale and other)	15,692	15,625
Purchases of operating lease vehicles	(7,590)	(6,882)
Liquidations of operating lease vehicles	4,050	3,219
Net change in wholesale receivables and other	(2,453)	(1,251)
Net change in notes receivable from affiliated companies	—	(1)
Purchases of marketable securities	(3,965)	(6,699)
Proceeds from sales and maturities of marketable securities	2,197	6,143
Settlements of derivatives	35	163
All other investing activities	(85)	40
Net cash provided by/(used in) investing activities	(10,058)	(7,851)
Cash flows from financing activities
Proceeds from issuances of long-term debt	25,624	24,331
Principal payments on long-term debt	(20,800)	(18,781)
Change in short-term debt, net	717	288
Cash distributions to parent	—	(28)
All other financing activities	(78)	(56)
Net cash provided by/(used in) financing activities	5,463	5,754
Effect of exchange rate changes on cash and cash equivalents	(30)	(184)

Net increase/(decrease) in cash and cash equivalents	$(1,316)	$588

Cash and cash equivalents at January 1	$8,886	$6,179
Net increase/(decrease) in cash and cash equivalents	(1,316)	588
Cash and cash equivalents at June 30	$7,570	$6,767

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

Accounting Standards Issued But Not Yet Adopted

Accounting Standard Update (“ASU”) 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We are assessing the potential impact to our financial statements and disclosures.

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted.  We are assessing the potential impact to our financial statements and disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. We plan to adopt the new revenue guidance effective January 1, 2017 and do not expect a material impact to our financial statements or disclosures.

NOTE 2. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash and cash equivalents and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

	Fair Value Level	June 30, 2016	December 31, 2015
Cash and cash equivalents
U.S. government	1	$974	$—
U.S. government agencies	2	55	—
Non-U.S. government and agencies	2	353	266
Corporate debt	2	65	—
Total marketable securities classified as cash equivalents		1,447	266
Cash, time deposits and money market funds		6,123	8,620
Total cash and cash equivalents		$7,570	$8,886

Marketable securities
U.S. government	1	$1,888	$298
U.S. government agencies	2	1,556	1,169
Non-U.S. government and agencies	2	739	832
Corporate debt	2	290	384
Other marketable securities	2	44	40
Total marketable securities		$4,517	$2,723

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES

We segment finance receivables into “consumer” and “non-consumer” receivables. The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	June 30, 2016	December 31, 2015
Consumer
Retail financing, gross	$64,601	$62,068
Unearned interest supplements from Ford and affiliated companies	(2,416)	(2,119)
Consumer finance receivables	62,185	59,949

Non-Consumer
Dealer financing	38,581	36,037
Other financing	1,019	1,210
Non-Consumer finance receivables	39,600	37,247
Total recorded investment	$101,785	$97,196

Recorded investment in finance receivables	$101,785	$97,196
Allowance for credit losses	(449)	(373)
Finance receivables, net	$101,336	$96,823

Net finance receivables subject to fair value (a)	$99,283	$95,008
Fair value	100,769	96,180
__________

(a)
At June 30, 2016 and December 31, 2015, excludes $2.1 billion and $1.8 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

Excluded from finance receivables at June 30, 2016 and December 31, 2015 was $214 million and $209 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at June 30, 2016 and December 31, 2015 were consumer receivables of $30.8 billion and $27.6 billion, respectively, and non-consumer receivables of $25.7 billion and $26.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 6 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $20 million and $16 million at June 30, 2016 and December 31, 2015, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $3 million and $1 million at June 30, 2016 and December 31, 2015, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	June 30, 2016	December 31, 2015
Consumer
31-60 days past due	$633	$708
61-90 days past due	107	108
91-120 days past due	30	27
Greater than 120 days past due	40	38
Total past due	810	881
Current	61,375	59,068
Consumer finance receivables	62,185	59,949

Non-Consumer
Total past due	91	116
Current	39,509	37,131
Non-Consumer finance receivables	39,600	37,247
Total recorded investment	$101,785	$97,196

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	June 30, 2016	December 31, 2015
Dealer financing
Group I	$29,879	$27,054
Group II	6,849	7,185
Group III	1,743	1,687
Group IV	110	111
Total recorded investment	$38,581	$36,037

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at June 30, 2016 and December 31, 2015 was $366 million, or 0.6% of consumer receivables, and $375 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at June 30, 2016 and December 31, 2015 was $126 million, or 0.3% of non-consumer receivables, and $134 million, or 0.4% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	June 30, 2016	December 31, 2015
Vehicles, at cost (a)	$31,865	$29,673
Accumulated depreciation	(5,041)	(4,545)
Net investment in operating leases before allowance for credit losses	26,824	25,128
Allowance for credit losses	(63)	(49)
Net investment in operating leases	$26,761	$25,079
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At June 30, 2016 and December 31, 2015, net investment in operating leases before allowance for credit losses includes $11.7 billion and $13.3 billion of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 6 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended June 30 (in millions) was as follows:

	Second Quarter 2016
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$390	$20	$410	$53	$463
Charge-offs	(94)	(3)	(97)	(41)	(138)
Recoveries	31	2	33	21	54
Provision for credit losses	109	(1)	108	29	137
Other (a)	(4)	(1)	(5)	1	(4)
Ending balance	$432	$17	$449	$63	$512

	First Half 2016
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$357	$16	$373	$49	$422
Charge-offs	(196)	(2)	(198)	(81)	(279)
Recoveries	60	3	63	40	103
Provision for credit losses	211	—	211	54	265
Other (a)	—	—	—	1	1
Ending balance	$432	$17	$449	$63	$512

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$414	$13	$427	$63	$490
Specific impairment allowance	18	4	22	—	22
Ending balance	432	17	449	63	$512

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	61,819	39,474	101,293	26,824
Specifically evaluated for impairment	366	126	492	—
Recorded investment	62,185	39,600	101,785	26,824

Ending balance, net of allowance for credit losses	$61,753	$39,583	$101,336	$26,761
__________

(a)	Primarily represents amounts related to translation adjustments.

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

Most of these securitization transactions utilize VIEs. See Note 7 for additional information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	June 30, 2016
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.5	$25.1	$0.2	$24.9	$22.0
Wholesale financing	0.3	24.9	—	24.9	12.0
Finance receivables	1.8	50.0	0.2	49.8	34.0
Net investment in operating leases	0.6	11.7	—	11.7	7.5
Total VIE	$2.4	$61.7	$0.2	$61.5	$41.5

Non-VIE
Retail financing	$0.3	$5.7	$—	$5.7	$5.3
Wholesale financing	—	0.8	—	0.8	0.6
Finance receivables	0.3	6.5	—	6.5	5.9
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.5	$—	$6.5	$5.9

Total securitization transactions
Retail financing	$1.8	$30.8	$0.2	$30.6	$27.3
Wholesale financing	0.3	25.7	—	25.7	12.6
Finance receivables	2.1	56.5	0.2	56.3	39.9
Net investment in operating leases	0.6	11.7	—	11.7	7.5
Total securitization transactions	$2.7	$68.2	$0.2	$68.0	$47.4
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. VARIABLE INTEREST ENTITIES (Continued)

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $68 million and $66 million at June 30, 2016 and December 31, 2015, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2015	2016	2015
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$98	$89	$197	$177
Ineffectiveness (a)	5	(10)	22	(4)
Derivatives not designated as hedging instruments
Interest rate contracts	(43)	(18)	(91)	(61)
Foreign currency exchange contracts	59	(65)	92	—
Cross-currency interest rate swap contracts	140	(77)	335	12
Total	$259	$(81)	$555	$124
__________

(a)
For the second quarter and first half of 2016, hedge ineffectiveness reflects the net change in fair value on derivatives of $273 million gain and $883 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $268 million loss and $861 million loss, respectively. For the second quarter and first half of 2015, hedge ineffectiveness reflects the net change in fair value on derivatives of $249 million loss and $28 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $239 million gain and $24 million gain, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	June 30, 2016			December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$35,581	$1,572	$—	$28,964	$670	$16
Derivatives not designated as hedging instruments
Interest rate contracts	62,637	173	185	62,638	159	112
Foreign currency exchange contracts (a)	1,302	84	1	1,713	22	4
Cross-currency interest rate swap contracts	3,550	258	15	3,137	73	111
Total derivative financial instruments, gross (b) (c)	$103,070	2,087	201	$96,452	924	243
Counterparty netting		(147)	(147)		(167)	(167)
Total derivative financial instruments, net		$1,940	$54		$757	$76
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	As of June 30, 2016 and December 31, 2015, pledged collateral was $2 million and $0, respectively.

(c)	All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	June 30, 2016	December 31, 2015
Accrued interest and other non-finance receivables	$796	$763
Prepaid reinsurance premiums and other reinsurance receivables	511	472
Collateral held for resale, at net realizable value	466	498
Deferred charges – income taxes	150	135
Property and equipment, net of accumulated depreciation (a)	148	142
Investment in non-consolidated affiliates	142	133
Restricted cash (b)	88	56
Deferred charges	66	63
Other	30	24
Total other assets	$2,397	$2,286
__________

(a)	Accumulated depreciation was $344 million and $335 million at June 30, 2016 and December 31, 2015, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income were as follows (in millions):

	June 30, 2016	December 31, 2015
Interest payable	$640	$553
Unearned insurance premiums	522	484
Tax related payables to Ford and affiliated companies	105	105
Unrecognized tax benefits	65	75
Other	469	448
Total other liabilities and deferred income	$1,801	$1,665

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	June 30, 2016	December 31, 2015	2016	2015	2016	2015
Short-term debt
Unsecured debt
Floating rate demand notes	$6,051	$5,926
Commercial paper	3,472	1,722
Other short-term debt	2,634	2,708
Asset-backed debt	669	1,855
Total short-term debt	12,826	12,211	1.7%	1.6%	1.7%	1.6%
Long-term debt
Unsecured debt
Notes payable within one year	10,395	10,254
Notes payable after one year	55,323	48,672
Asset-backed debt (a)
Notes payable within one year	19,349	18,855
Notes payable after one year	27,420	29,390
Unamortized discount	(15)	(25)
Unamortized issuance costs	(243)	(214)
Fair value adjustments (b)	1,294	458
Total long-term debt	113,523	107,390	2.4%	2.3%	2.5%	2.4%
Total debt	$126,349	$119,601	2.3%	2.2%	2.4%	2.3%

Fair value of debt (c)	$128,262	$120,546
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

(c)
The fair value of debt includes $12.2 billion and $10.4 billion of short-term debt at June 30, 2016 and December 31, 2015, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balance of Accumulated Other Comprehensive Income/(Loss) (“AOCI”) attributable to Ford Credit for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2015	2016	2015
Foreign currency translation
Beginning balance	$(435)	$(323)	$(607)	$160
Net gain/(loss) on foreign currency translation	(141)	196	31	(287)
Other comprehensive income/(loss), net of tax	(141)	196	31	(287)
Ending balance	$(576)	$(127)	$(576)	$(127)

Total AOCI ending balance at June 30	$(576)	$(127)	$(576)	$(127)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2016	2015	2016	2015
Gains/(Losses) on derivatives	$160	$(170)	$359	$(55)
Currency revaluation gains/(losses)	(209)	140	(428)	(11)
Interest and investment income	24	20	52	45
Insurance fee income	26	22	47	38
Other	51	35	85	84
Total other income, net	$52	$47	$115	$101

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

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
Second Quarter 2016
Total revenue (b)	$2,288	$428	$(28)	$—	$(28)	$2,688
Income before income taxes	297	131	(28)	—	(28)	400
Other disclosures:
Depreciation on vehicles subject to operating leases	1,069	6	—	—	—	1,075
Interest expense	538	149	—	—	—	687
Provision for credit losses	125	12	—	—	—	137

Second Quarter 2015
Total revenue (b)	$1,951	$400	$(13)	$—	$(13)	$2,338
Income before income taxes	406	113	(13)	—	(13)	506
Other disclosures:
Depreciation on vehicles subject to operating leases	849	9	—	—	—	858
Interest expense	448	151	—	—	—	599
Provision for credit losses	60	12	—	—	—	72

First Half 2016
Total revenue (b)	$4,490	$841	$(35)	$—	$(35)	$5,296
Income before income taxes	691	258	(35)	—	(35)	914
Other disclosures:
Depreciation on vehicles subject to operating leases	2,077	12	—	—	—	2,089
Interest expense	1,041	292	—	—	—	1,333
Provision for credit losses	234	31	—	—	—	265
Net finance receivables and net investment in operating leases	108,431	25,773	—	(6,107)	(6,107)	128,097
Total assets	116,050	29,517	—	—	—	145,567

First Half 2015
Total revenue (b)	$3,848	$810	$(38)	$—	$(38)	$4,620
Income before income taxes	785	242	(38)	—	(38)	989
Other disclosures:
Depreciation on vehicles subject to operating leases	1,660	14	—	—	—	1,674
Interest expense	930	307	—	—	—	1,237
Provision for credit losses	115	24	—	—	—	139
Net finance receivables and net investment in operating leases	94,831	22,726	—	(4,631)	(4,631)	112,926
Total assets	100,475	27,124	—	—	—	127,599
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

The maximum potential payments under these guarantees and limited indemnities totaled $44 million and $80 million at June 30, 2016 and December 31, 2015, respectively. Of these values, $38 million and $74 million at June 30, 2016 and December 31, 2015, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at June 30, 2016 and December 31, 2015.

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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of June 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015 and the consolidated statements of shareholder’s interest and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholder’s interest, and cash flows for the year then ended (not presented herein), and in our report dated February 11, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
July 28, 2016

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

In general, we measure period-to-period changes in pre-tax results using the causal factors listed below:

•	Volume and Mix – Volume and Mix are primarily reflected within Net financing margin on the income statement.

◦
Volume primarily measures changes in net financing margin driven by changes in average managed receivables at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which we purchase retail installment sale and lease contracts, the extent to which we provide wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through us, and the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

◦	Mix primarily measures changes in net financing margin driven by period over period changes in the composition of our average managed receivables by product and by country or region.

•	Financing Margin – Financing Margin is reflected within Net financing margin on the income statement.

◦
Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average managed receivables at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average managed receivables for the same period.

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

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses.

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

Second Quarter 2016 Compared with Second Quarter 2015

The following chart shows our key metrics:

2Q 2016 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$113
$128
$118
$134
$506
$400
740
741
0.10%
0.12%
0.22%
0.37%
13%
14%
21%
1 pt
2 bps
15 bps
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016
YTD: $989 $914
739 737
0.11% 0.13%
0.27% 0.41%
8%
2 pts
2 bps
14 bps

Receivables growth as expected

2Q profit solid, but lower YOY; 1H profit of $914M lower by $75M

Portfolio performance robust despite higher LTRs

Disciplined and consistent originations, servicing and collections

* Reconciliation to GAAP provided in the "Financial Condition" section

In the second quarter of 2016, pre-tax profit remained solid but lower than a year ago. Receivables were up from last year, as the portfolio continued to grow in line with expectations.

Our portfolio performance remained robust, despite higher LTRs.

Our originations, servicing, and collections practices remained disciplined and consistent.

As shown below the chart, our first half key metrics were unfavorable compared with a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On a pre-tax basis, we earned $400 million in the second quarter of 2016, compared with $506 million a year ago. The following chart shows the factors that contributed to the solid second quarter pre-tax profit:

2Q 2016 PRE-TAX RESULTS (MILS)

$506
$400
$(106)
$139
$(27)
$(65)
$(81)
$(15)
$(57)
Charge-offs $(34)
Reserve (31)
Residual Gains / (Losses) $(16)
Supplemental Depreciation (65)
Insurance $(34)
Derivatives Market Valuation (15)
Other (8)
2Q 2015
2Q 2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Receivables growth drove volume and mix

Credit losses normalizing with higher charge-offs; reserve increased

Auction values outlook on smaller vehicles drove unfavorable lease residual performance

Ford Credit’s lower pre-tax profit this quarter compared to a year ago is primarily explained by unfavorable lease residual performance, higher credit losses, and other, partially offset by favorable volume and mix.

Lease residual performance primarily reflects higher depreciation in North America related to lower expected auction values on smaller vehicles in the lease portfolio.

Credit losses were higher reflecting higher charge-offs in North America and an increase in the reserve. The higher charge-offs reflect increased defaults and severity, as well as growth in receivables.

Other primarily reflects higher storm-related insurance losses and market valuation adjustments to derivatives following the Brexit vote.

The favorable volume and mix was driven by growth in consumer and non-consumer finance receivables in both geographic segments and operating leases in North America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the periods ended June 30 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	Second Quarter			First Half
	2015	2016	2016 Over/(Under) 2015	2015	2016	2016 Over/(Under) 2015
Income before income taxes
North America Segment	$406	$297	$(109)	$785	$691	$(94)
International Segment	113	131	18	242	258	16
Unallocated risk management	(13)	(28)	(15)	(38)	(35)	3
Income before income taxes	$506	$400	$(106)	$989	$914	$(75)

North America Segment

The North America Segment’s lower pre-tax profit for the second quarter and first half of 2016 is explained by unfavorable lease residual performance and higher credit losses, partially offset by favorable volume and mix. The unfavorable lease residual performance primarily reflects higher depreciation related to lower expected auction values on smaller vehicles in the lease portfolio. The favorable volume and mix was driven by growth in all products.

International Segment

The International Segment’s higher pre-tax profit for the second quarter and first half of 2016 is more than explained by favorable volume and mix driven by growth in consumer and non-consumer finance receivables. The adverse effect of the stronger U.S. dollar and lower margin driven by lower portfolio yield were partial offsets.

Unallocated Risk Management

The change in unallocated risk management for the second quarter of 2016 reflects higher net losses related to market valuation adjustments to derivatives following the Brexit vote. Unallocated risk management is largely unchanged for the first half of 2016. For additional information, see Notes 8 and 13 of our Notes to the Financial Statements.

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

The following chart shows our North America Segment’s retail installment and lease share of new Ford- and Lincoln-brand vehicles sold by dealers and wholesale financing share of new Ford- and Lincoln-brand vehicles acquired by dealers. Also shown is our North America Segment’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

NORTH AMERICA FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	Second Quarter		Year-to-Date	
	2015	2016	2015	2016
Financing Shares (excl. Fleet)				
Retail installment and lease share of Ford retail sales				
United States	64 %	60 %	63 %	59 %
Canada	81	76	75	75
Wholesale share				
United States	76 %	75 %	76 %	75 %
Canada	67	61	65	61
Contract Placement Volume -- New and used retail / lease (000)				
United States	334	312	629	578
Canada	47	48	75	84
Total North America Segment	381	360	704	662

The second quarter and first half of 2016 retail, lease, and wholesale financing shares are down from the same periods last year. The lower retail and lease financing shares were driven by Ford’s marketing programs.

The decrease in total contract volume for the second quarter and first half of 2016 is more than explained by the lower retail installment and lease financing share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our International Segment’s retail installment and lease share of new Ford-brand vehicles sold by dealers and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is our International Segment’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

INTERNATIONAL FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	Second Quarter		Year-to-Date	
	2015	2016	2015	2016
Financing Shares (incl. Fleet)				
Retail installment and lease share of total Ford sales				
Europe	38 %	37 %	36 %	36 %
China	10	16	11	14
Wholesale share				
Europe	98 %	98 %	98 %	98 %
China	53	61	54	57
Contract Placement Volume -- New and used retail / lease (000)				
Europe	134	138	262	273
China	21	32	47	65
All Other International	5	10	10	20
Total International Segment	160	180	319	358

In Europe, the second quarter and first half of 2016 financing shares were largely unchanged from the same periods last year.

In China, the second quarter and first half of 2016 financing shares were higher than the same periods last year, driven by Ford Credit and Ford marketing programs.

Total contract volume in the second quarter and first half of 2016 increased from a year ago, primarily due to higher financing share in China and industry volume in Europe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

RECEIVABLES

(Bils)	Dec. 31, 2014	Jun. 30, 2015	Dec. 31, 2015	Jun. 30, 2016
Net Receivables*				
Finance receivables – North America Segment				
Consumer retail financing	$44.1	$45.2	$49.2	$50.8
Non-consumer: Dealer financing**	22.5	23.1	25.5	27.2
Non-consumer: Other	1.0	0.9	0.9	0.9
Total finance receivables – North America Segment	$67.6	$69.2	$75.6	$78.9
Finance receivables – International Segment				
Consumer retail financing	$11.8	$12.4	$12.9	$13.8
Non-consumer: Dealer financing**	9.3	9.6	10.5	11.4
Non-consumer: Other	0.3	0.4	0.3	0.1
Total finance receivables – International Segment	$21.4	$22.4	$23.7	$25.3
Unearned interest supplements	(1.8)	(1.7)	(2.1)	(2.4)
Allowance for credit losses	(0.3)	(0.4)	(0.4)	(0.5)
Finance receivables, net	$86.9	$89.5	$96.8	$101.3
Net investment in operating leases	21.5	23.4	25.1	26.8
Total net receivables	$108.4	$112.9	$121.9	$128.1
Managed Receivables				
Total net receivables (GAAP)	$108.4	$112.9	$121.9	$128.1
Unearned interest supplements and residual support	3.9	4.0	4.5	5.0
Allowance for credit losses	0.4	0.4	0.4	0.5
Other, primarily accumulated supplemental depreciation	0.1	0.3	0.4	0.6
Total managed receivables (Non-GAAP)	$112.8	$117.6	$127.2	$134.2

__________

*
At December 31, 2014, June 30, 2015, December 31, 2015, and June 30, 2016, includes consumer receivables before allowance for credit losses of $24.4 billion, $26.9 billion, $27.6 billion, and $30.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.8 billion, $23.1 billion, $26.1 billion, and $25.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2014, June 30, 2015, December 31, 2015, and June 30, 2016, includes net investment in operating leases before allowance for credit losses of $9.6 billion, $11.9 billion, $13.3 billion, and $11.7 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2015 Form 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended June 30, 2016.

**	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

Receivables at June 30, 2016 increased from year-end 2015, driven by growth in all products in both geographic segments.

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

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that measures credit quality using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), contract characteristics, and customer characteristics, including employment history, financial stability, and capacity to pay. While FICO is a part of our scoring system, our models enable us to more effectively determine the probability that a customer will pay than using credit scores alone. When we originate business, our models project expected losses and we price accordingly. We ensure the business fits our risk appetite. For additional information on the quality of our receivables, see Note 3 of our Notes to the Financial Statements.

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

The following charts show quarterly trends for FICO and higher risk mix and retail contract terms:

U.S. ORIGINATION METRICS

FICO and Higher Risk Mix
Retail and Lease Average Placement FICO
Higher Risk Portfolio Mix
739
740
741
741
732
741
6%
6%
6%
6%
6%
6%
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

Retail Contract Terms
Average Retail Term
Retail ≥73 Months Mix
63 mo.
64 mo.
67 mo.
63 mo.
64 mo.
64 mo.
3%
4%
3%
4%
3%
5%
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

The average placement FICO score was up from the first quarter of 2016 and remained consistent with recent periods.

Our average retail term remains largely consistent with recent periods and lower than the industry, and retail contracts of 73 months and longer remain a relatively small part of our business. We remain focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want.

Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 73% of our worldwide consumer portfolio at June 30, 2016. Loss-to-Receivables (“LTR”) ratios are charge-offs on an annualized basis divided by average managed receivables.

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies*
0.13%
0.10%
0.13%
0.13%
0.14%
0.12%
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

Repossessions (000)
Repo. Ratio
1.00%
0.89%
1.01%
1.00%
1.04%
0.96%
7
6
7
8
8
7
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

Severity
$8,300
$8,600
$9,000
$9,600
$9,800
$9,900
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

Charge-Offs (Mils) and LTR Ratio (%)
LTR
0.33%
0.22%
0.34%
0.43%
0.44%
0.37%
$47
$33
$54
$72
$74
$63
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

* Excluding bankruptcies

Delinquencies remained at historically low levels in the second quarter of 2016 and the repossession ratio was up slightly from the same period last year.

Severities have increased over the last number of quarters. These increases include factors such as higher average amount financed, longer-term financing, shorter average time to repossession, lower auction values, and higher principal outstanding at repossession.

The factors that drove the severity increase in the second quarter of 2016 from the prior year were primarily lower auction values, higher balances at repossession, and higher amounts financed.

Charge-offs and the LTR ratio were up year-over-year, primarily reflecting higher defaults and higher severities. The higher defaults reflect an increased default frequency as well as a larger balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Credit Losses

The following charts show quarterly trends of charge-offs (credit losses, net of recoveries), LTR ratios, credit loss reserve, and our credit loss reserve as a percentage of end-of-period (“EOP”) managed receivables:

WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils) and LTR Ratio (%)

LTR
0.22%
0.17%
0.24%
0.27%
0.29%
0.25%
$62
$50
$73
$86
$92
$84
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

Credit Loss Reserve (Mils) and Reserve as a Pct. of EOP Managed Receivables

Reserve as % of
EOP Rec.
0.31%
0.32%
0.33%
0.33%
0.35%
0.38%
$355
$380
$403
$422
$463
$512
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio for the second quarter of 2016 is higher than last year, primarily reflecting the U.S. retail and lease business covered above. Our credit loss reserve, based on such factors as historical loss performance, portfolio quality, and receivable levels, increased in the second quarter of 2016 primarily reflecting credit loss performance trends. The reserve as a percent of managed receivables was up from the second quarter of 2015.

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

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford- and Lincoln-brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for about 88% of our total net investment in operating leases at June 30, 2016.

U.S. LEASE ORIGINATION METRICS

Lease Placement Volume (000)

24-Month
36-Month
39-Month / Other
92
103
111
101
107
106
22
28
26
16
18
16
61
65
75
75
79
80
9
10
10
10
10
10
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

Lease Share of Retail Sales

Industry*
28%
27%
28%
29%
32%
31%
22%
22%
22%
22%
26%
23%
Ford
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

* Source: JD Power PIN

Lease placement volume in the second quarter of 2016 was about flat compared to the same period last year but with a higher mix of 36-month contracts. We continue to expect full-year lease share to be lower than the first quarter of 2016, reflecting the parameters of our One Ford lease strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes and auction values at constant second quarter 2016 vehicle mix for vehicles returned in the respective periods:

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)
24-Month
36-Month
39-Month / Other
44
42
43
51
59
62
23
21
20
20
20
19
15
16
19
26
33
36
6
5
4
5
6
7
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

Off-Lease Auction Values (At 2Q16 Mix)
24-Month
$20,165
$20,280
$19,655
$18,835
$19,010
$19,020
$18,340
$18,530
$17,965
$17,420
$17,700
$17,600
36-Month
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16

U.S. Return Rates

77%	70%	71%	79%	78%	77%

Lease return volume in the second quarter of 2016 was up from the prior year, reflecting higher lease placements in recent years and an increased return rate. The higher mix of 36-month leases returning in 2016 reflects the shift toward longer term leasing made in 2013.

Our used vehicle auction values in the second quarter of 2016 were lower than a year ago and about flat versus the prior quarter. Manheim reported increases in used vehicle prices in the quarter. Manheim is a proxy for industrywide used vehicles prices, and its index covers a very broad range of used vehicles. Ford Credit’s mix of vehicles is only a subset. Our results reflect a larger mix of two- and three-year-old smaller vehicles, which have had lower auction values.

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

The following rating actions have been taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016:

•On May 27, 2016, Fitch upgraded Ford Credit’s long-term rating to BBB from BBB- and short-term rating to F2 from F3, with a stable outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook / Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	R-2M	Stable	BBB (low)
Fitch	BBB	F2	Stable	BBB-
Moody’s	Baa2	P-2	Stable	Baa3
S&P	BBB	A-2	Stable	BBB-

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

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES*

(Bils)

Commercial Paper
Ford Interest Advantage
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
$113
$2
$6
$43
$55
$5
$11
$9
$127
$2
$6
$50
$62
$6
$12
$11
$134
$3
$6
$47
$70
$8
$12
$12
Year-End 2014
Year-End 2015
2Q 2016

	Year-End 2014	Year-End 2015	2Q 2016
Securitized Funding as Pct. of Managed Receivables	38%	39%	35%

* Reconciliation to GAAP provided in the "Financial Condition" section
** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements
*** Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities)

Managed receivables of $134 billion at the end of the second quarter of 2016 were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 35%.

We expect the mix of securitized funding to trend lower over time. The calendarization of the funding plan may result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full-year 2014 and 2015, planned issuances for full-year 2016, and our global public term funding issuances through July 27, 2016, excluding short-term funding programs:

PUBLIC TERM FUNDING PLAN

(Bils)	2014 Actual	2015 Actual	2016 Forecast	2016 Through July 27
Unsecured				
- Ford Motor Credit	$8	$ $11	$10 - 12	$8
- Ford Credit Canada	2	1	1 - 2	1
- FCE Bank	3	4	3 - 4	3
- Rest of World*	0	0	1	-
Total Unsecured**	$13	$17	$15 - 19	$13
Securitizations***	15	13	12 - 14	9
Total Public	$28	$30	$27 - 33	$22

Outstanding first half of public term issuance

YTD issuance weighted toward unsecured

Remain diversified across platforms and markets

* Includes issuance from Ford Automotive Finance (China), Ford Credit Mexico, Banco Ford (Brazil) and Ford Credit India

** Numbers may not sum due to rounding

*** Includes public securitization transactions and Rule 144A offerings sponsored by Ford Motor Credit, Ford Credit Canada, FCE Bank and Ford Automotive Finance (China)

For 2016, we project full-year public term funding in the range of $27 billion to $33 billion. Both the amount and composition of our full-year funding plan are consistent with our issuance in 2015. Through July 27, 2016, we have completed $22 billion of public term issuance.

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

The following chart shows our liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016	
Liquidity Sources				
Cash*	$11.2	$14.9	$11.6	
Committed ABS facilities**	33.2	36.4	36.0	Committed Capacity $41.7 billion
Other unsecured credit facilities	2.3	2.5	2.7	
Ford revolving credit facility allocation	3.0	3.0	3.0	
Total liquidity sources	$49.7	$56.8	$53.3	
Utilization of Liquidity				
Securitization cash***	$(4.3)	$(3.0)	$(2.7)	
Committed ABS facilities	(20.6)	(18.2)	(16.2)	
Other unsecured credit facilities	(0.8)	(0.5)	(0.7)	
Ford revolving credit facility allocation	-	-	-	
Total utilization of liquidity	$(25.7)	$(21.7)	$(19.6)	
Gross liquidity	$24.0	$35.1	$33.7	
Adjustments****	(0.5)	-	0.1	
Net liquidity available for use	$23.5	$35.1	$33.8	

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

**** Adjustments include other committed ABS facilities in excess of eligible receivables and certain cash within FordREV available through future sales of receivables

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We have a target of at least $25 billion. As of June 30, 2016, liquidity available for use was up $10.3 billion from year-end 2015 and down $1.3 billion from first quarter of 2016.

As of June 30, 2016, our liquidity remained strong at $33.8 billion. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate revolver allocation. As of June 30, 2016 our liquidity sources including cash totaled $53.3 billion, up $3.6 billion from year-end.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2016, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $11.6 billion, compared with $11.2 billion at year-end 2015.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $2.7 billion and $4.3 billion at June 30, 2016 and December 31, 2015, respectively.

Committed Capacity. At June 30, 2016, our committed capacity totaled $41.7 billion, up about $3.2 billion from December 31, 2015. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under Ford’s revolving credit facility (as defined below).

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $36.0 billion ($19.5 billion of retail financing, $6.2 billion of wholesale financing, and $10.3 billion of operating leases) at June 30, 2016. These committed facilities have varying maturity dates, with $19.5 billion having maturities within the next twelve months and the remaining balance having maturities through 2018. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2016, $16.2 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At June 30, 2016, we and our majority-owned subsidiaries had $5.7 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s revolving credit facility (as defined below). At June 30, 2016, $5.0 billion was available for use.

Effective June 17, 2016, FCE and the lenders under its syndicated credit facility extended the maturity date of the facility (the “FCE Credit Agreement”) from October 25, 2018 to October 25, 2019 and increased total commitments to £990 million (equivalent to $1.3 billion at June 30, 2016). At June 30, 2016, £740 million (equivalent to $1.0 billion) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

Lenders under Ford’s Third Amended and Restated Credit Agreement dated as of April 30, 2015 and as further amended as of April 29, 2016 (“Ford’s revolving credit facility”) have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2021 and 25% of the commitments maturing on April 30, 2019. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At June 30, 2016, all $3.0 billion was available for use.

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

The following chart shows the calculation of our financial statement leverage and managed leverage (in billions, except for ratios):

LEVERAGE

(Bils)	Dec. 31, 2015	Mar. 31, 2016	Jun. 30, 2016
<u>Leverage Calculation</u>			
Total debt*	**$119.6**	**$127.4**	**$126.3**
Adjustments for cash**	**(11.2)**	**(14.9)**	**(11.6)**
Adjustments for derivative accounting***	**(0.5)**	**(1.0)**	**(1.3)**
Total adjusted debt	**$107.9**	**$111.5**	**$113.4**
Equity****	**$11.7**	**$12.2**	**$12.4**
Adjustments for derivative accounting***	**(0.3)**	**(0.3)**	**(0.4)**
Total adjusted equity	**$11.4**	**$11.9**	**$12.0**
Financial statement leverage (to 1) (GAAP)	**10.2**	**10.4**	**10.2**
Managed leverage (to 1) (Non-GAAP)	**9.5**	**9.4**	**9.4**

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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2016, financial statement leverage was 10.2:1, and managed leverage was 9.4:1. We target managed leverage in the range of 8:1 to 9:1. Managed leverage is above the targeted range reflecting recent growth in receivables and the continued impact of a strong U.S. dollar. For information on our planned distributions, refer to the “Outlook” section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

2016 GUIDANCE

	2015 FY	2016 FY		Memo:
	Results	Guidance	Status	2016 1H Results
Pre-Tax Profit	**$2,086M**	**≥ 2015**	**Lower**	**$914M**
Distributions	**$250M**	**$0**	**On Track**	**$0**

We now expect our full-year pre-tax results to be lower than 2015, primarily reflecting our expectation of continued lower auction values on smaller vehicles. We expect second half pre-tax results to be about the same as the first half results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02 and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2016-09	Stock Compensation - Improvements to Employee Share-Based Payment Accounting	January 1, 2017
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2014-09	Revenue - Revenue from Contracts with Customers	January 1, 2018 (b) (c)
2016-02	Leases	January 1, 2019 (b)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________

(a)	Early adoption for each of the standards, except standard 2016-01, is permitted.

(b)	For additional information, see Note 1 of our Notes to the Financial Statements.

(c)
The FASB has issued the following updates to the Revenue from Contracts with Customers standard: Accounting Standard Update (“ASU”) 2015-14 (Deferral of the Effective Date), ASU 2016-08 (Principal versus Agent Considerations (Reporting Revenue Gross versus Net)), ASU 2016-10 (Identifying Performance Obligations and Licensing), and ASU 2016-12 (Narrow-Scope Improvements and Practical Expedients).

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended June 30, 2016 and 2015 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2015 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2016, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $53 million over the next 12 months, compared with an increase of $7 million at December 31, 2015. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer (“CEO”), and Marion B. Harris, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2016, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors.

The risk factor “Adverse effects resulting from economic, geopolitical, or other events” included in Item 1A of our 2015 Form 10-K Report is revised as follows:

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

Concerns regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual European currency area (“euro area”) countries, have been exacerbated by the decision by the U.K. electorate on June 23, 2016 to leave the European Union. The exit process and future relationship between the United Kingdom and the European Union, including trade relations, will have to be negotiated within a two-year window following an official declaration of intent to exit by the U.K. government. The U.K. vote to leave the European Union resulted in a weaker sterling versus U.S. dollar and euro. Ford has a sterling revenue exposure and a euro cost exposure; a sustained weakening of sterling against euro may have an adverse effect on Ford’s profitability. Further, the United Kingdom may be at risk of losing access to free trade agreements with the European Union and other countries, such as Turkey and South Africa, with which the European Union currently has free trade agreements. Such loss may result in increased tariffs on U.K. imports and exports, which could also have an adverse effect on Ford’s profitability.

In addition, these developments have introduced an elevated level of economic and policy uncertainty, which could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business. It also could cause a substantial dip in consumer and business confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on Ford’s and/or Ford Credit’s financial condition and results of operations.

These recent events highlight potential longer-term risks regarding the sustainability of the euro area. If a country within the euro area were to default on its debt or withdraw from the euro currency, or-in a more extreme circumstance-the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford’s global business, could be immediate and significant.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Marion B. Harris
Marion B. Harris
Chief Financial Officer and Treasurer

Date:	July 28, 2016

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated July 28, 2016, relating to financial information.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Items 2 - 4 of Part I and Item 1A of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.