Form 10-Q
period 2016-09-30
FORD MOTOR CREDIT CO LLC
filed 2016-10-27
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

or

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

Exhibit Index begins on page 50

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended September 30,
	2016	2015	2016	2015
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,409	$1,256	$4,115	$3,560
Retail financing	780	717	2,273	2,087
Dealer financing	450	383	1,333	1,131
Other	10	12	29	44
Total financing revenue	2,649	2,368	7,750	6,822
Depreciation on vehicles subject to operating leases	(1,085)	(956)	(3,174)	(2,630)
Interest expense	(697)	(582)	(2,030)	(1,819)
Net financing margin	867	830	2,546	2,373
Other revenue
Insurance premiums earned	38	32	118	97
Other income, net (Note 12)	109	78	224	179
Total financing margin and other revenue	1,014	940	2,888	2,649
Expenses
Operating expenses	287	279	891	820
Provision for credit losses (Note 5)	138	100	403	239
Insurance expenses	22	20	113	60
Total expenses	447	399	1,407	1,119
Income before income taxes	567	541	1,481	1,530
Provision for income taxes	181	176	441	519
Net income	$386	$365	$1,040	$1,011

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2016	2015	2016	2015
	Third Quarter		First Nine Months
	(unaudited)
Net income	$386	$365	$1,040	$1,011
Other comprehensive income/(loss), net of tax (Note 11)
Foreign currency translation	(72)	(275)	(41)	(561)
Total other comprehensive income/(loss), net of tax	(72)	(275)	(41)	(561)
Comprehensive income/(loss)	314	90	999	450
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	1
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$314	$90	$999	$449

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$5,675	$8,886
Marketable securities (Note 2)	4,180	2,723
Finance receivables, net (Note 3)	100,891	96,823
Net investment in operating leases (Note 4)	26,961	25,079
Notes and accounts receivable from affiliated companies	913	727
Derivative financial instruments (Note 8)	1,857	924
Other assets (Note 9)	2,515	2,286
Total assets	$142,992	$137,448

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,200	$1,104
Affiliated companies	587	313
Total accounts payable	1,787	1,417
Debt (Note 10)	123,537	119,601
Deferred income taxes	3,146	2,808
Derivative financial instruments (Note 8)	123	243
Other liabilities and deferred income (Note 9)	1,687	1,665
Total liabilities	130,280	125,734

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income/(loss) (Note 11)	(648)	(607)
Retained earnings	8,133	7,093
Total shareholder’s interest attributable to Ford Motor Credit Company	12,712	11,713
Shareholder’s interest attributable to noncontrolling interests	—	1
Total shareholder’s interest	12,712	11,714
Total liabilities and shareholder’s interest	$142,992	$137,448

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 6 and 7 for additional information on our VIEs.

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$2,318	$3,949
Finance receivables, net	47,627	45,902
Net investment in operating leases	9,951	13,309
Derivative financial instruments	7	85

LIABILITIES
Debt	$39,123	$43,086
Derivative financial instruments	10	19

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss) (Note 11)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2015	$5,227	$(607)	$7,093	$11,713	$1	$11,714
Net income	—	—	1,040	1,040	—	1,040
Other comprehensive income/(loss), net of tax	—	(41)	—	(41)	—	(41)
Distributions declared	—	—	—	—	(1)	(1)
Balance at September 30, 2016	$5,227	$(648)	$8,133	$12,712	$—	$12,712

Balance at December 31, 2014	$5,227	$160	$5,980	$11,367	$—	$11,367
Net income	—	—	1,011	1,011	—	1,011
Other comprehensive income/(loss), net of tax	—	(562)	—	(562)	1	(561)
Distributions declared	—	—	(56)	(56)	—	(56)
Balance at September 30, 2015	$5,227	$(402)	$6,935	$11,760	$1	$11,761

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2016	2015
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income	$1,040	$1,011
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	403	239
Depreciation and amortization	3,763	3,256
Amortization of upfront interest supplements	(968)	(786)
Net change in deferred income taxes	315	860
Net change in other assets	(373)	(280)
Net change in other liabilities	480	(88)
All other operating activities	147	110
Net cash provided by/(used in) operating activities	4,807	4,322
Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(29,605)	(30,275)
Collections of finance receivables (excluding wholesale and other)	24,174	23,745
Purchases of operating lease vehicles	(10,974)	(10,902)
Liquidations of operating lease vehicles	6,090	4,887
Net change in wholesale receivables and other	836	(1,521)
Purchases of marketable securities	(5,794)	(7,745)
Proceeds from sales and maturities of marketable securities	4,368	8,238
Settlements of derivatives	8	116
All other investing activities	(152)	21
Net cash provided by/(used in) investing activities	(11,049)	(13,436)
Cash flows from financing activities
Proceeds from issuances of long-term debt	31,789	35,366
Principal payments on long-term debt	(29,499)	(25,693)
Change in short-term debt, net	905	634
Cash distributions to parent	—	(56)
All other financing activities	(90)	(84)
Net cash provided by/(used in) financing activities	3,105	10,167
Effect of exchange rate changes on cash and cash equivalents	(74)	(319)

Net increase/(decrease) in cash and cash equivalents	$(3,211)	$734

Cash and cash equivalents at January 1	$8,886	$6,179
Net increase/(decrease) in cash and cash equivalents	(3,211)	734
Cash and cash equivalents at September 30	$5,675	$6,913

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

Accounting Standards Issued But Not Yet Adopted

Accounting Standard Update (“ASU”) 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We are assessing the potential impact to our financial statements and disclosures.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. We plan to adopt the new revenue guidance effective January 1, 2017 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. We do not expect a material impact to our financial statements or disclosures.

NOTE 2. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

	Fair Value Level	September 30, 2016	December 31, 2015
Cash and cash equivalents
U.S. government	1	$—	$—
U.S. government agencies	2	4	—
Non-U.S. government and agencies	2	280	266
Corporate debt	2	50	—
Total marketable securities classified as cash equivalents		334	266
Cash, time deposits and money market funds		5,341	8,620
Total cash and cash equivalents		$5,675	$8,886

Marketable securities
U.S. government	1	$1,724	$298
U.S. government agencies	2	1,354	1,169
Non-U.S. government and agencies	2	520	832
Corporate debt	2	540	384
Other marketable securities	2	42	40
Total marketable securities		$4,180	$2,723

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES

We segment finance receivables into “consumer” and “non-consumer” receivables. The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	September 30, 2016	December 31, 2015
Consumer
Retail financing, gross	$67,894	$62,068
Unearned interest supplements from Ford and affiliated companies	(2,785)	(2,119)
Consumer finance receivables	65,109	59,949

Non-Consumer
Dealer financing	35,226	36,037
Other financing	1,034	1,210
Non-Consumer finance receivables	36,260	37,247
Total recorded investment	$101,369	$97,196

Recorded investment in finance receivables	$101,369	$97,196
Allowance for credit losses	(478)	(373)
Finance receivables, net	$100,891	$96,823

Net finance receivables subject to fair value (a)	$98,760	$95,008
Fair value	100,054	96,180
__________

(a)
At September 30, 2016 and December 31, 2015, excludes $2.1 billion and $1.8 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at September 30, 2016 and December 31, 2015 was $207 million and $209 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at September 30, 2016 and December 31, 2015 were consumer receivables of $29.9 billion and $27.6 billion, respectively, and non-consumer receivables of $23.3 billion and $26.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 6 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $24 million and $16 million at September 30, 2016 and December 31, 2015, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis and $1 million at September 30, 2016 and December 31, 2015, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	September 30, 2016	December 31, 2015
Consumer
31-60 days past due	$652	$708
61-90 days past due	112	108
91-120 days past due	36	27
Greater than 120 days past due	39	38
Total past due	839	881
Current	64,270	59,068
Consumer finance receivables	65,109	59,949

Non-Consumer
Total past due	71	116
Current	36,189	37,131
Non-Consumer finance receivables	36,260	37,247
Total recorded investment	$101,369	$97,196

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	September 30, 2016	December 31, 2015
Dealer financing
Group I	$27,851	$27,054
Group II	5,847	7,185
Group III	1,403	1,687
Group IV	125	111
Total recorded investment	$35,226	$36,037

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at September 30, 2016 and December 31, 2015 was $366 million, or 0.6% of consumer receivables, and $375 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at September 30, 2016 and December 31, 2015 was $140 million, or 0.4% of non-consumer receivables, and $134 million, or 0.4% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	September 30, 2016	December 31, 2015
Vehicles, at cost (a)	$32,278	$29,673
Accumulated depreciation	(5,254)	(4,545)
Net investment in operating leases before allowance for credit losses	27,024	25,128
Allowance for credit losses	(63)	(49)
Net investment in operating leases	$26,961	$25,079
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At September 30, 2016 and December 31, 2015, net investment in operating leases before allowance for credit losses includes $10.0 billion and $13.3 billion of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 6 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended September 30 was as follows (in millions):

	Third Quarter 2016
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$432	$17	$449	$63	$512
Charge-offs	(108)	(5)	(113)	(44)	(157)
Recoveries	29	1	30	20	50
Provision for credit losses	112	1	113	25	138
Other (a)	(1)	—	(1)	(1)	(2)
Ending balance	$464	$14	$478	$63	$541

	First Nine Months 2016
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$357	$16	$373	$49	$422
Charge-offs	(304)	(7)	(311)	(125)	(436)
Recoveries	89	4	93	60	153
Provision for credit losses	323	1	324	79	403
Other (a)	(1)	—	(1)	—	(1)
Ending balance	$464	$14	$478	$63	$541

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$445	$12	$457	$63	$520
Specific impairment allowance	19	2	21	—	21
Ending balance	464	14	478	63	$541

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	64,743	36,120	100,863	27,024
Specifically evaluated for impairment	366	140	506	—
Recorded investment	65,109	36,260	101,369	27,024

Ending balance, net of allowance for credit losses	$64,645	$36,246	$100,891	$26,961
__________

(a)	Primarily represents amounts related to translation adjustments.

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

Most of these securitization transactions utilize VIEs. See Note 7 for additional information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	September 30, 2016
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.5	$25.2	$0.2	$25.0	$21.8
Wholesale financing	0.3	22.6	—	22.6	11.1
Finance receivables	1.8	47.8	0.2	47.6	32.9
Net investment in operating leases	0.5	10.0	—	10.0	6.2
Total VIE	$2.3	$57.8	$0.2	$57.6	$39.1

Non-VIE
Retail financing	$0.3	$4.7	$—	$4.7	$4.4
Wholesale financing	—	0.7	—	0.7	0.6
Finance receivables	0.3	5.4	—	5.4	5.0
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$5.4	$—	$5.4	$5.0

Total securitization transactions
Retail financing	$1.8	$29.9	$0.2	$29.7	$26.2
Wholesale financing	0.3	23.3	—	23.3	11.7
Finance receivables	2.1	53.2	0.2	53.0	37.9
Net investment in operating leases	0.5	10.0	—	10.0	6.2
Total securitization transactions	$2.6	$63.2	$0.2	$63.0	$44.1
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. VARIABLE INTEREST ENTITIES (Continued)

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $70 million and $66 million at September 30, 2016 and December 31, 2015, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$95	$94	$292	$271
Ineffectiveness (a)	(1)	10	21	6
Derivatives not designated as hedging instruments
Interest rate contracts	21	(22)	(70)	(83)
Foreign currency exchange contracts	37	40	129	40
Cross-currency interest rate swap contracts	128	63	463	75
Total	$280	$185	$835	$309
__________

(a)
For the third quarter and first nine months of 2016, hedge ineffectiveness reflects the net change in fair value on derivatives of $228 million loss and $655 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $227 million gain and $634 million loss, respectively. For the third quarter and first nine months of 2015, hedge ineffectiveness reflects the net change in fair value on derivatives of $373 million gain and $345 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $363 million loss and $339 million loss, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	September 30, 2016			December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$36,215	$1,217	$—	$28,964	$670	$16
Derivatives not designated as hedging instruments
Interest rate contracts	61,650	142	122	62,638	159	112
Foreign currency exchange contracts (a)	1,474	115	1	1,713	22	4
Cross-currency interest rate swap contracts	3,765	383	—	3,137	73	111
Total derivative financial instruments, gross (b) (c)	$103,104	1,857	123	$96,452	924	243
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	At September 30, 2016 and December 31, 2015, the net obligation to return cash collateral was $10 million and $0, respectively.

(c)
At September 30, 2016 and December 31, 2015, the fair value of assets and liabilities available for counterparty netting was $87 million and $167 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	September 30, 2016	December 31, 2015
Accrued interest and other non-finance receivables	$856	$763
Prepaid reinsurance premiums and other reinsurance receivables	531	472
Collateral held for resale, at net realizable value	477	498
Property and equipment, net of accumulated depreciation (a)	152	142
Investment in non-consolidated affiliates	151	133
Deferred charges – income taxes	141	135
Restricted cash (b)	116	56
Deferred charges	67	63
Other	24	24
Total other assets	$2,515	$2,286
__________

(a)	Accumulated depreciation was $347 million and $335 million at September 30, 2016 and December 31, 2015, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income were as follows (in millions):

	September 30, 2016	December 31, 2015
Unearned insurance premiums	$543	$484
Interest payable	530	553
Tax related payables to Ford and affiliated companies	89	105
Unrecognized tax benefits	85	75
Other	440	448
Total other liabilities and deferred income	$1,687	$1,665

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	September 30, 2016	December 31, 2015	2016	2015	2016	2015
Short-term debt
Unsecured debt
Floating rate demand notes	$6,016	$5,926
Commercial paper	4,507	1,722
Other short-term debt	2,068	2,708
Asset-backed debt	407	1,855
Total short-term debt	12,998	12,211	1.9%	1.6%	1.9%	1.6%
Long-term debt
Unsecured debt
Notes payable within one year	12,599	10,254
Notes payable after one year	53,381	48,672
Asset-backed debt (a)
Notes payable within one year	19,263	18,855
Notes payable after one year	24,477	29,390
Unamortized discount	(5)	(25)
Unamortized issuance costs	(231)	(214)
Fair value adjustments (b)	1,055	458
Total long-term debt	110,539	107,390	2.5%	2.3%	2.5%	2.4%
Total debt	$123,537	$119,601	2.4%	2.2%	2.5%	2.3%

Fair value of debt (c)	$125,409	$120,546
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

(c)
The fair value of debt includes $12.6 billion and $10.4 billion of short-term debt at September 30, 2016 and December 31, 2015, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balance of Accumulated Other Comprehensive Income/(Loss) (“AOCI”) attributable to Ford Credit for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Foreign currency translation
Beginning balance	$(576)	$(127)	$(607)	$160
Net gain/(loss) on foreign currency translation	(72)	(275)	(41)	(562)
Other comprehensive income/(loss), net of tax	(72)	(275)	(41)	(562)
Ending balance	$(648)	$(402)	$(648)	$(402)

Total AOCI ending balance at September 30	$(648)	$(402)	$(648)	$(402)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Gains/(Losses) on derivatives	$186	$92	$545	$37
Currency revaluation gains/(losses)	(157)	(106)	(585)	(117)
Interest and investment income	19	30	71	75
Insurance fee income	21	25	68	63
Other	40	37	125	121
Total other income, net	$109	$78	$224	$179

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

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
Third Quarter 2016
Total revenue (b)	$2,340	$411	$45	$—	$45	$2,796
Income before income taxes	398	124	45	—	45	567
Other disclosures:
Depreciation on vehicles subject to operating leases	1,072	13	—	—	—	1,085
Interest expense	552	145	—	—	—	697
Provision for credit losses	122	16	—	—	—	138

Third Quarter 2015
Total revenue (b)	$2,054	$421	$3	$—	$3	$2,478
Income before income taxes	415	123	3	—	3	541
Other disclosures:
Depreciation on vehicles subject to operating leases	947	9	—	—	—	956
Interest expense	431	151	—	—	—	582
Provision for credit losses	84	16	—	—	—	100

First Nine Months 2016
Total revenue (b)	$6,830	$1,252	$10	$—	$10	$8,092
Income before income taxes	1,089	382	10	—	10	1,481
Other disclosures:
Depreciation on vehicles subject to operating leases	3,149	25	—	—	—	3,174
Interest expense	1,593	437	—	—	—	2,030
Provision for credit losses	356	47	—	—	—	403
Net finance receivables and net investment in operating leases	109,664	24,761	—	(6,573)	(6,573)	127,852
Total assets	114,461	28,531	—	—	—	142,992

First Nine Months 2015
Total revenue (b)	$5,902	$1,231	$(35)	$—	$(35)	$7,098
Income before income taxes	1,200	365	(35)	—	(35)	1,530
Other disclosures:
Depreciation on vehicles subject to operating leases	2,607	23	—	—	—	2,630
Interest expense	1,361	458	—	—	—	1,819
Provision for credit losses	199	40	—	—	—	239
Net finance receivables and net investment in operating leases	99,241	23,139	—	(5,190)	(5,190)	117,190
Total assets	104,067	27,423	—	—	—	131,490
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

The maximum potential payments under these guarantees and limited indemnities totaled $41 million and $80 million at September 30, 2016 and December 31, 2015, respectively. Of these values, $37 million and $74 million at September 30, 2016 and December 31, 2015, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at September 30, 2016 and December 31, 2015.

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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015 and the consolidated statements of shareholder’s interest and cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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
October 27, 2016

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

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. For additional information on accumulated supplemental depreciation, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2015 Form 10-K Report.

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

Third Quarter 2016 Compared with Third Quarter 2015

The following chart shows our key metrics:

3Q 2016 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$117
$128
9%
$122
$134
10%
$541
$567
5%
741
743
2 pts
0.13%
0.16%
3 bps
0.34%
0.45%
11 bps
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
YTD: $1,530 $1,481
3%
740 739
1 pt
0.12% 0.14%
2 bps
0.30% 0.42%
12 bps

Best quarterly PBT since 2011 and up YOY; YTD profit of $1.5 billion

Receivables up YOY, in line with expectations

Portfolio performance robust despite higher LTRs

Disciplined and consistent originations, servicing and collections

* Reconciliation to GAAP provided in the “Financial Condition” section

In the third quarter of 2016, pre-tax profit was strong - the best quarterly profit since 2011 -- and receivables were higher than a year ago, in line with expectations.

Our portfolio performance remained robust, despite higher LTRs.

Our originations, servicing, and collections practices remained disciplined and consistent.

As shown below the chart, year-to-date key metrics were unfavorable compared with a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On a pre-tax basis, we earned $567 million in the third quarter of 2016, compared with $541 million a year ago. The following chart shows the factors that contributed to the strong third quarter pre-tax profit:

3Q 2016 PRE-TAX RESULTS (MILS)

$26
$541
$567
$128
Charge-offs $(35)
Reserve (4)
Residual Gains / (Losses) $4
Supplemental Depreciation (48)
Derivatives Market Valuation $41
Other (9)
$32
$(33)
$(39)
$(44)
$(18)
3Q 2015
3Q 2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Higher profit driven by receivables growth -- volume and mix

Credit losses normalizing with higher charge-offs

Outlook for lower auction values drove unfavorable lease residual performance

Ford Credit’s pre-tax profit improvement is explained primarily by favorable volume, mix, and market valuation adjustments to derivatives. Partial offsets include unfavorable lease residual performance and higher credit losses.

The favorable volume and mix was driven by growth in all products globally.

Lease residual performance reflects higher depreciation in North America related to expected lower auction values in the lease portfolio.

Credit loss performance primarily reflects higher charge-offs as a result of higher defaults and severities in North America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the periods ended September 30 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	Third Quarter			First Nine Months
	2015	2016	2016 Over/(Under) 2015	2015	2016	2016 Over/(Under) 2015
Income before income taxes
North America Segment	$415	$398	$(17)	$1,200	$1,089	$(111)
International Segment	123	124	1	365	382	17
Unallocated risk management	3	45	42	(35)	10	45
Income before income taxes	$541	$567	$26	$1,530	$1,481	$(49)

North America Segment

The North America Segment’s lower pre-tax profit for the third quarter and first nine months of 2016 is primarily explained by unfavorable lease residual performance and higher credit losses, partially offset by favorable volume and mix. The unfavorable lease residual performance reflects higher depreciation related to expected lower auction values in the lease portfolio and credit loss performance reflects higher charge-offs as a result of higher defaults and severities. The favorable volume and mix was driven by growth in all products.

International Segment

The International Segment’s pre-tax profit for the third quarter and first nine months of 2016 is largely unchanged. The result is explained by favorable volume and mix driven by growth in all products, offset by the adverse effect of the stronger U.S. dollar and lower margin driven by lower portfolio yield.

Unallocated Risk Management

The improvement in unallocated risk management for the third quarter and first nine months of 2016 primarily reflects higher net gains related to market valuation adjustments to derivatives. For additional information, see Notes 8 and 13 of our Notes to the Financial Statements.

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

The following chart shows our North America Segment’s retail installment and lease share of new Ford- and Lincoln-brand vehicles sold by dealers and wholesale financing share of new Ford- and Lincoln-brand vehicles acquired by dealers. Also shown is our North America Segment’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended September 30:

NORTH AMERICA FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	Third Quarter		Year-to-Date	
	2015	2016	2015	2016
Financing Shares (excl. Fleet)				
Retail installment and lease share of Ford retail sales				
United States	72 %	61 %	67 %	59 %
Canada	68	72	73	74
Wholesale share				
United States	75 %	76 %	76 %	76 %
Canada	64	61	65	61
Contract Placement Volume -- New and used retail / lease (000)				
United States	411	330	1,040	908
Canada	46	54	121	138
Total North America Segment	457	384	1,161	1,046

The decrease in total contract volume for the third quarter and first nine months of 2016 reflects lower retail installment and lease financing share in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our International Segment’s retail installment and lease share of new Ford-brand vehicles sold by dealers and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is our International Segment’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended September 30:

INTERNATIONAL FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	Third Quarter		Year-to-Date	
	2015	2016	2015	2016
Financing Shares (incl. Fleet)				
Retail installment and lease share of total Ford sales				
Europe	37 %	37 %	37 %	36 %
China	12	19	11	16
Wholesale share				
Europe	99 %	97 %	98 %	98 %
China	58	57	55	57
Contract Placement Volume -- New and used retail / lease (000)				
Europe	124	127	386	400
China	23	46	70	111
All Other International	7	15	17	35
Total International Segment	154	188	473	546

Total contract volume in the third quarter and first nine months of 2016 increased from a year ago, primarily reflecting growth in China and Mexico.

Our operations in China achieved record contract volume in the third quarter, as more consumers are choosing to finance the purchase of vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

RECEIVABLES

(Bils)	Dec. 31, 2014	Sep. 30, 2015	Dec. 31, 2015	Sep. 30, 2016
Net Receivables*				
Finance receivables – North America Segment				
Consumer retail financing	$44.1	$48.6	$49.2	$53.5
Non-consumer: Dealer financing**	22.5	22.9	25.5	25.3
Non-consumer: Other	1.0	0.9	0.9	0.9
Total finance receivables -- North America Segment	$67.6	$72.4	$75.6	$79.7
Finance receivables – International Segment				
Consumer retail financing	$11.8	$12.7	$12.9	$14.4
Non-consumer: Dealer financing**	9.3	9.8	10.5	9.9
Non-consumer: Other	0.3	0.3	0.3	0.1
Total finance receivables -- International Segment	$21.4	$22.8	$23.7	$24.4
Unearned interest supplements	(1.8)	(2.1)	(2.1)	(2.8)
Allowance for credit losses	(0.3)	(0.4)	(0.4)	(0.4)
Finance receivables, net	$86.9	$92.7	$96.8	$100.9
Net investment in operating leases	21.5	24.5	25.1	27.0
Total net receivables	$108.4	$117.2	$121.9	$127.9
Managed Receivables				
Total net receivables (GAAP)	$108.4	$117.2	$121.9	$127.9
Unearned interest supplements and residual support	3.9	4.5	4.5	5.3
Allowance for credit losses	0.4	0.4	0.4	0.5
Other, primarily accumulated supplemental depreciation	0.1	0.3	0.4	0.7
Total managed receivables (Non-GAAP)	$112.8	$122.4	$127.2	$134.4

__________

*
At December 31, 2014, September 30, 2015, December 31, 2015, and September 30, 2016, includes consumer receivables before allowance for credit losses of $24.4 billion, $27.7 billion, $27.6 billion, and $29.9 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.8 billion, $23.1 billion, $26.1 billion, and $23.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2014, September 30, 2015, December 31, 2015, and September 30, 2016, includes net investment in operating leases before allowance for credit losses of $9.6 billion, $11.3 billion, $13.3 billion, and $10.0 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2015 Form 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended September 30, 2016.

**	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

Receivables at September 30, 2016 increased from year-end 2015, driven by growth in consumer finance receivables and operating leases globally.

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

The following charts show quarterly trends for FICO and higher risk mix and retail contract terms:

U.S. ORIGINATION METRICS

FICO and Higher Risk Mix
Retail and Lease Average Placement FICO
Higher Risk Portfolio Mix
740
741
741
732
741
743
6%
6%
6%
6%
6%
6%
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Retail Contract Terms
Average Retail Term
Retail ≥73 Months Mix
64 mo.
67 mo.
63 mo.
64 mo.
64 mo.
66 mo.
4%
3%
4%
3%
5%
3%
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

The average placement FICO score remained consistent with the second quarter of 2016 and the same period last year.

Our average retail term remains largely unchanged from last year, and retail contracts of 73 months and longer continued to be a relatively small part of our business. We remain focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want.

Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 73% of our worldwide consumer portfolio at September 30, 2016. Loss-to-Receivables (“LTR”) ratios are charge-offs on an annualized basis divided by average managed receivables.

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies*

0.10%
0.13%
0.13%
0.14%
0.12%
0.16%
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Repossessions (000)

Repo. Ratio
0.89%
1.01%
1.00%
1.04%
0.96%
1.06%
6
7
8
8
7
8
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Severity

$8,600
$9,000
$9,600
$9,800
$9,900
$10,000
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Charge-Offs (Mils) and LTR Ratio (%)

LTR
0.22%
0.34%
0.43%
0.44%
0.37%
0.45%
$33
$54
$72
$74
$63
$79
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

* Excluding bankruptcies

Credit losses have been at historically low levels for quite some time, and we continue to see credit losses increase toward more normal levels.

Delinquencies and the repossession ratio were up from the same period last year.

Severities have increased over the last number of quarters. These increases include factors such as higher average amount financed, longer-term financing, shorter average time to repossession, lower auction values, and higher principal outstanding at repossession.

Lower auction values accounted for about half of the severity increase in the third quarter from the prior year, with the other half explained by the other factors.

Charge-offs and the LTR ratio were up year-over-year, primarily reflecting higher defaults and higher severities. The higher defaults reflect an increased default frequency as well as growth in receivables.

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
0.17%
0.24%
0.27%
0.29%
0.25%
0.32%
$50
$73
$86
$92
$84
$107
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Credit Loss Reserve (Mils) and Reserve as a Pct. of EOP Managed Receivables

Reserve as % of EOP Rec.
0.32%
0.33%
0.33%
0.35%
0.38%
0.40%
$380
$403
$422
$463
$512
$541
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio for the third quarter of 2016 is higher than last year, primarily reflecting the U.S. retail and lease business covered above.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivable levels.

The credit loss reserve was higher at September 30, 2016, compared to June 30, 2016, reflecting credit loss performance trends and growth in retail receivables.

The reserve as a percent of managed receivables was up from the third quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

Leasing is an important product that many customers want and value, and lease customers also are more likely to buy or lease another Ford or Lincoln vehicle. We manage our lease share with an enterprise view to support sales, protect residual values, and manage the trade cycle. Ford Credit and Ford work together under a One Ford lease strategy that considers share, term, model mix, geography, and other factors.

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

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford- and Lincoln-brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for about 88% of our total net investment in operating leases at September 30, 2016.

U.S. LEASE ORIGINATION METRICS

Lease Placement Volume (000)
24-Month
36-Month
39-Month / Other
103
111
101
107
106
89
28
26
16
18
16
11
65
75
75
79
80
69
10
10
10
10
10
9
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Lease Share of Retail Sales
Industry*
27%
28%
29%
32%
31%
29%
22%
22%
22%
26%
23%
18%
Ford Credit
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

* Source: JD Power PIN

Given significant industry growth in leasing and higher new vehicle incentives, we lowered our projection on residual values which makes the relative cost of leasing higher. As a result, lease share and lease placement volume in the third quarter were lower compared to a year ago. We continue to expect full-year lease share to be lower than the first quarter of 2016, reflecting the parameters of our lease strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes and auction values at constant third quarter 2016 vehicle mix for vehicles returned in the respective periods:

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
42
43
51
59
62
60
21
20
20
20
19
17
16
19
26
33
36
37
5
4
5
6
7
6
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

U.S. Return Rates

2Q15	3Q15	4Q15	1Q16	2Q16	3Q16
70%	71%	79%	78%	77%	77%

Off-Lease Auction Values (At 3Q16 Mix)

24-Month
$20,540
$20,080
$19,180
$19,320
$19,345
$19,110
$18,390
$17,830
$17,300
$17,600
$17,490
$17,255
36-Month
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16

Lease return volume in the third quarter of 2016 was up from the prior year, reflecting higher lease placements in recent years and an increased return rate. The higher mix of 36-month leases returning in 2016 reflects the shift toward longer term leasing made in 2013.

Our off-lease vehicle auction values in the third quarter of 2016 were lower than a year ago and slightly lower than the prior quarter, with 36-month off-lease auction values about $600 lower year-over-year. Our auction performance has been consistent with the industry when comparing similar vehicle age and segment.

Over the last several years, we have seen industry lease share grow with rising industry volumes. As a result, the supply of off-lease vehicles is higher and will continue to grow for the next several years. The increased supply of used vehicles, along with higher new vehicle incentives, is resulting in lower auction values, particularly in smaller, more fuel efficient vehicles given low fuel prices. We expect this trend to continue, and we are planning for lower auction values going forward.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES*

(Bils)
Commercial Paper
Ford Interest Advantage
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
$113
$2
$6
$43
$55
$5
$11
$9
$127
$2
$6
$50
$62
$6
$12
$11
$134
$5
$6
$44
$69
$6
$13
$9
Year-End 2014
Year-End 2015
3Q 2016
Securitized Funding as Pct. of Managed Receivables
38%
39%
33%

* Reconciliation to GAAP provided in the "Financial Condition" section
** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements
*** Cash, cash equivalents, and marketable securities (excludes amounts related to insurance activities)

Managed receivables of $134 billion at the end of the third quarter of 2016 were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 33%.

We expect the mix of securitized funding to trend lower over time. The calendarization of the funding plan may result in quarterly fluctuations of the securitized funding percentage. We expect this mix to be higher in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full-year 2014 and 2015, planned issuances for full-year 2016, and our global public term funding issuances through October 26, 2016, excluding short-term funding programs:

PUBLIC TERM FUNDING PLAN

(Bils)	2014 Actual	2015 Actual	2016 Forecast	2016 Through October 26
Unsecured				
- Ford Motor Credit	$8	$11	$9 - 10	$9
- Ford Credit Canada	2	1	1 - 2	1
- FCE Bank	3	4	3 - 4	3
- Rest of World*	0	0	1	0
Total Unsecured**	$13	$17	$14 - 16	$14
Securitizations***	15	13	12 - 13	12
Total Public**	$28	$30	$26 - 29	$26

Public term issuance nearly complete

YTD issuance weighted toward unsecured

Remain diversified across platforms and markets

* Includes issuance from Ford Automotive Finance (China), Ford Credit Mexico, Banco Ford (Brazil) and Ford Credit India

** Numbers may not sum due to rounding

*** Includes public securitization transactions and Rule 144A offerings sponsored by Ford Motor Credit, Ford Credit Canada, FCE Bank and Ford Automotive Finance (China)

For 2016, we now project full-year public term funding in the range of $26 billion to $29 billion. Through October 26, 2016, we have completed $26 billion of public term issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity Sources

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) and committed capacity (which includes our credit and asset-backed facilities and bank lines), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund). Net liquidity available for use is defined as gross liquidity less certain adjustments for asset-backed capacity in excess of eligible receivables and cash related to the Ford Credit Revolving Extended Variable-utilization program (”FordREV”), which can be accessed through future sales of receivables. While not included in available liquidity, these adjustments represent additional funding sources for future originations.

The following chart shows our liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	Dec. 31, 2015	Jun. 30, 2016	Sep. 30, 2016	
Liquidity Sources				
Cash*	$11.2	$11.6	$9.2	
Committed ABS facilities**	33.2	36.0	35.6	Committed Capacity $41.0 billion
Other unsecured credit facilities	2.3	2.7	2.4	
Ford corporate credit facility allocation	3.0	3.0	3.0	
Total liquidity sources	$49.7	$53.3	$50.2	
Utilization of Liquidity				
Securitization cash***	$(4.3)	$(2.7)	$(2.6)	
Committed ABS facilities	(20.6)	(16.2)	(14.3)	
Other unsecured credit facilities	(0.8)	(0.7)	(0.1)	
Ford corporate credit facility allocation	-	-	-	
Total utilization of liquidity	$(25.7)	$(19.6)	$(17.0)	
Gross liquidity	$24.0	$33.7	$33.2	
Adjustments****	(0.5)	0.1	0.1	
Net liquidity available for use	$23.5	$33.8	$33.3	

* Cash, cash equivalents, and marketable securities (excludes amounts related to insurance activities)

** Committed asset-backed security ("ABS") facilities are subject to availability of sufficient assets, ability to obtain derivatives to manage interest rate risk, and exclude FCE access to the Bank of England's Discount Window Facility

*** Used only to support on-balance sheet securitization transactions

**** Adjustments include other committed ABS facilities in excess of eligible receivables and certain cash within FordREV available through future sales of receivables

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We have a target of at least $25 billion. As of September 30, 2016, liquidity available for use was up $9.8 billion from year-end 2015 and down $500 million from second quarter 2016.

As of September 30, 2016, our liquidity remained strong at $33.3 billion. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. As of September 30, 2016 our liquidity sources including cash totaled $50.2 billion, up $500 million from year-end.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2016, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $9.2 billion, compared with $11.2 billion at year-end 2015.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The maturity of these investments ranges from about 90 days to up to about one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $2.6 billion and $4.3 billion at September 30, 2016 and December 31, 2015, respectively.

Committed Capacity. At September 30, 2016, our committed capacity totaled $41.0 billion, up $2.5 billion from December 31, 2015. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $35.6 billion ($19.2 billion of retail financing, $6.1 billion of wholesale financing, and $10.3 billion of operating leases) at September 30, 2016. These committed facilities have varying maturity dates, with $18.0 billion having maturities within the next twelve months and the remaining balance having maturities through 2018. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2016, $14.3 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At September 30, 2016, we and our majority-owned subsidiaries had $5.4 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At September 30, 2016, $5.3 billion was available for use.

FCE’s £990 million (equivalent to $1.3 billion at September 30, 2016) syndicated credit facility (the “FCE Credit Agreement”) matures in 2019. At September 30, 2016, £990 million (equivalent to $1.3 billion) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other FCE debt.

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2021 and 25% of the commitments maturing on April 30, 2019. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. During the third quarter of 2016, the Chinese renminbi sub-facility was utilized for the first time, with approximately $60 million drawn and repaid during the quarter. At September 30, 2016, all $3.0 billion was available for use.

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

The following chart shows the calculation of our financial statement leverage and managed leverage (in billions, except for ratios):

LEVERAGE

(Bils)	Dec. 31, 2015	Jun. 30, 2016	Sep. 30, 2016
Leverage Calculation			
Total debt*	$ 119.6	$ 126.3	$ 123.5
Adjustments for cash**	(11.2)	(11.6)	(9.2)
Adjustments for derivative accounting***	(0.5)	(1.3)	(1.0)
Total adjusted debt	$ 107.9	$ 113.4	$ 113.3
Equity****	$ 11.7	$ 12.4	$ 12.7
Adjustments for derivative accounting***	(0.3)	(0.4)	(0.3)
Total adjusted equity	$ 11.4	$ 12.0	$ 12.4
Financial statement leverage (to 1) (GAAP)	10.2	10.2	9.7
Managed leverage (to 1) (Non-GAAP)	9.5	9.4	9.2

** Cash, cash equivalents, and marketable securities (excludes amounts related to insurance activities)

*** Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings

**** Shareholder's interest reported on Ford Credit's balance sheet

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2016, financial statement leverage was 9.7:1, and managed leverage was 9.2:1. We target managed leverage in the range of 8:1 to 9:1. Managed leverage is above the targeted range reflecting growth in receivables and the continued impact of a strong U.S. dollar, but continues to trend toward our target range. For information on our planned distributions, refer to the “Outlook” section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

2016 GUIDANCE

	2015 FY	2016 FY		Memo:
	Results	Plan	Outlook	2016 YTD Results
Pre-Tax Profit	$2,086M	≥ 2015	Lower	$1,481M
Distributions	$250M	$0	On Track	$0

We continue to expect our full-year 2016 pre-tax profit to be about $1.8 billion.

In the fourth quarter, we expect higher supplemental depreciation in our lease portfolio, reflecting expected lower auction values.

Additionally, FCE Bank expects a one-time charge of approximately $80 million related to the settlement of a deficit in a Ford-sponsored retirement plan. The offset will be reflected in Ford of Europe’s results.

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

•
A change in requirements under long term supply arrangements committing Ford to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller (“take-or-pay” contracts);

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02 and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2014-15	Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	December 31, 2016
2016-09	Stock Compensation - Improvements to Employee Share-Based Payment Accounting	January 1, 2017
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2014-09	Revenue - Revenue from Contracts with Customers	January 1, 2018 (b) (c)
2016-02	Leases	January 1, 2019 (b)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________

(a)	Early adoption for each of the standards, except standard 2016-01, is permitted.

(b)	For additional information, see Note 1 of our Notes to the Financial Statements.

(c)
The FASB has issued the following updates to the Revenue from Contracts with Customers standard: Accounting Standard Update (“ASU”) 2015-14 (Deferral of the Effective Date), ASU 2016-08 (Principal versus Agent Considerations (Reporting Revenue Gross versus Net)), ASU 2016-10 (Identifying Performance Obligations and Licensing), and ASU 2016-12 (Narrow-Scope Improvements and Practical Expedients). We plan to adopt the new revenue guidance effective January 1, 2017.

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended September 30, 2016 and 2015 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2015 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2016, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $5 million over the next 12 months, compared with an increase of $7 million at December 31, 2015. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. N. Joy Falotico, our Chairman of the Board and Chief Executive Officer (“CEO”), and Marion B. Harris, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2016, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Ford Motor Credit Company v. Sudesh Agrawal. On January 18, 2011, a state trial court judge in Cuyahoga County, Ohio certified a nationwide class action with an Ohio subclass in a counterclaim arising out of a collection action.  Class claimants allege breach of contract, fraud, and statutory violations for Ford Credit’s lease-end wear and use charges. Class claimants allege that the standard applied by Ford Credit in determining the condition of vehicles at lease-end is different than the standard set forth in claimants’ leases. The Court of Appeals of Ohio, Eighth Appellate District, affirmed nationwide class certification and certification of an Ohio subclass. We appealed, and on December 17, 2013, the Supreme Court of Ohio reversed the Court of Appeals and remanded the case for further proceedings. On March 13, 2014, the Court of Appeals reversed the trial court order certifying the classes and remanded the case for further proceedings.  On September 28, 2015, the trial court re-certified a nationwide class action with an Ohio subclass.  We appealed, and on September 22, 2016, the Court of Appeals reversed the trial court order certifying the classes and remanded the case for further proceedings.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Marion B. Harris
Marion B. Harris
Chief Financial Officer and Treasurer

Date:	October 27, 2016

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated October 27, 2016, relating to financial information.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Items 2 - 4 of Part I of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.