Form 10-K
period 2016-12-31
FORD MOTOR CREDIT CO LLC
filed 2017-02-09
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware	38-1612444
(State of organization)	(I.R.S. employer identification no.)
One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
4.050% Notes due December 10, 2018	New York Stock Exchange
3.700% Notes due March 11, 2019	New York Stock Exchange
3.588% Notes due June 2, 2020	New York Stock Exchange
3.350% Notes Due Nine Months or More from the Date of Issue due August 20, 2026	New York Stock Exchange

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

Exhibit Index begins on page 64

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

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

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K Report” or “Report”) nor filed with the SEC.

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

Finance receivables in the non-consumer segment include products offered to automotive dealers and receivables purchased from Ford and its affiliates. We make wholesale loans to dealers to finance the purchase of vehicle inventory (floorplan financing), as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer vehicle programs. We also purchase receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers, Ford-related loans, and certain used vehicles from daily rental fleet companies.

We also service the finance receivables and leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs.

Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: North America (“North America Segment”) and International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. For additional financial information regarding our operations by business segment and operations by geographic region, see Note 17 of our Notes to the Financial Statements.

In the first quarter of 2017, we plan to begin reporting our business segments as follows: the Americas, Europe, and Asia Pacific. Below is a description of our business segments as of December 31, 2016.

Item 1. Business (Continued)

North America Segment

Our United States operations accounted for 73% and 72% of our total managed receivables at year-end 2015 and 2016, respectively, and our Canadian operations accounted for 8% and 9% at year-end 2015 and 2016, respectively. Managed receivables equal net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). For additional information on how we review our business performance, including on a managed basis, refer to the “Overview” section of Item 7 below. Managed receivables are discussed further in the “Financial Condition” section of Item 7 below.

In the United States and Canada, under the Ford Credit and Lincoln Automotive Financial Services brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles.

International Segment

Our International Segment includes operations in three main regions: Europe, Asia Pacific, and Latin America. Our Europe region is our largest international operation, accounting for 15% and 14% of our total managed receivables at year-end 2015 and 2016, respectively. Within the International Segment our Europe region accounted for 79% and 75% of our managed receivables at year-end 2015 and 2016, respectively. Our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and has branches in 11 other European countries. FCE also has operating subsidiaries in Switzerland, the Czech Republic, and Hungary that provide a variety of retail and dealer financing. The United Kingdom and Germany are our largest markets in Europe, representing 65% of FCE’s finance receivables and operating leases at year-end 2016. Customers and dealers in Italy, France, and Spain are 22% of FCE’s finance receivables and operating leases at year-end 2016. FCE, through its Worldwide Trade Financing (“WWTF”) division, provides financing to distributors and importers in about 70 countries where Ford has no national sales company presence. In the Asia Pacific region, we operate in China and India. In the Latin America region, we operate in Mexico, Brazil, and Argentina. Our operations include joint ventures with local financial institutions and other third parties in various locations around the world. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Ford’s 2016 Form 10-K Report”), filed separately with the SEC and incorporated by reference as an exhibit to our 2016 Form 10-K Report (without financial statements and exhibits).

Ford has sponsored special financing programs available only through us. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford and Lincoln vehicles. Similar programs may be offered in the future. For additional information regarding interest supplements and other support costs received from affiliated companies, see Notes 4 and 5 of our Notes to the Financial Statements.

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

In general, we purchase from dealers retail installment sale contracts and lease contracts that meet our purchase standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically. We automatically obtain information on the applicant including a credit bureau score, if available. We use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information we obtain. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations. Purchase decisions are made within a framework of Ford Credit’s purchase quality and risk factor guidelines. Credit applications are typically evaluated by our electronic decisioning process, which may approve or reject applications.

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

Item 1. Business (Continued)

We offer a variety of retail installment sale financing products. The average original term of our retail installment sale contracts in the United States was 64 months and 65 months for contracts purchased in 2015 and 2016, respectively. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product in Europe under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for excess mileage as well as excess wear and use, if any. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions.

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

In the United States, operating lease terms for new vehicles range primarily from 24 to 39 months. In 2015 and 2016, the average original lease term for contracts purchased was 34 months and 35 months, respectively.

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

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 60 days in 2015 compared with 70 days in 2016. Our wholesale financing program includes financing of large multi-brand dealer groups.

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

Insurance

We conduct insurance underwriting operations primarily through TARIC in the United States and Canada. TARIC offers a variety of products and services, including:

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

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenues in 2015 and 2016.

Item 1. Business (Continued)

Employee Relations

We employed approximately 6,800 and 7,300 full-time employees worldwide at year-end 2015 and 2016, respectively. Most employees are salaried and are not represented by a union. We consider employee relations to be satisfactory.

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

•
Allocates to us $2 billion plus any commitments under the Chinese renminbi sub-facility as the amount we may borrow as a Subsidiary Borrower under Ford’s corporate credit facility and requires us to reimburse Ford for a proportionate amount of Ford’s costs under that credit facility; and

•
Prohibits Ford from terminating Ford’s corporate credit facility prior to its maturity, or taking any other action that would impair our ability to borrow under that credit facility, without our prior written consent.

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2016 periods.

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

ITEM 1A. Risk Factors.

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to Ford or Ford Credit:

Decline in industry sales volume, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors. Because Ford, like other manufacturers, has a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and profitability. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors, the decline could have a substantial adverse effect on Ford’s financial condition, results of operations, and cash flow.

Lower-than-anticipated market acceptance of Ford’s new or existing products or services, or failure to achieve expected growth. Although Ford conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Further, Ford’s ability to successfully grow through investments in the area of emerging opportunities depends on many factors, including advancements in technology, regulatory changes, and other factors that are difficult to predict that may significantly affect the future of electrification, autonomy, and mobility.

Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles at levels beyond Ford’s current planning assumption—whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons—could result in an immediate and substantial adverse effect on Ford’s financial condition and results of operations.

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the December 2016 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of about 32 million units in 2016. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity could have a substantial adverse effect on Ford’s financial condition and results of operations.

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

Adverse effects resulting from economic, geopolitical, protectionist trade policies, or other events. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world.

Item 1A. Risk Factors (Continued)

Concerns persist regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual European currency area (“euro area”) countries. These concerns have been exacerbated by Brexit, which, among other things, has resulted in a weaker sterling versus U.S. dollar and euro. Ford has a sterling revenue exposure and a euro cost exposure; a sustained weakening of sterling against euro may have an adverse effect on Ford’s profitability. Further, the United Kingdom may be at risk of losing access to free trade agreements for goods and services with the European Union and other countries, which may result in increased tariffs on U.K. imports and exports that could have an adverse effect on Ford’s profitability.

FCE is a bank authorized by the U.K. government to carry on a range of regulated activities within the United Kingdom and through a branch network in 11 other European countries through a passporting system, which allows it to establish or provide its services in the EU27 without further authorization requirements. If passporting arrangements cease to be effective as a result of Brexit, FCE could be required to reconsider its structure or seek additional authorizations to continue to do business in the EU27, which may be time-consuming and costly.

The economic and policy uncertainty on-going in the euro area highlights potential longer-term risks regarding its sustainability. This uncertainty could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, or, if a country within the euro area were to default on its debt or withdraw from the euro currency, or--in a more extreme circumstance--the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford’s global business, could be immediate and significant.

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

Item 1A. Risk Factors (Continued)

Substantial pension and other postretirement liabilities impairing liquidity or financial condition. Ford has defined benefit retirement plans in the United States that cover many of its hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford and certain of its subsidiaries sponsor plans to provide other postretirement benefits (“OPEB”) for retired employees (primarily health care and life insurance benefits). These benefit plans impose significant liabilities on Ford and could require Ford to make additional cash contributions, which could impair Ford’s liquidity. If Ford’s cash flows and capital resources were insufficient to meet any pension or OPEB obligations, Ford could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance its indebtedness.

Worse-than-assumed economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns). The measurement of Ford’s obligations, costs, and liabilities associated with benefits pursuant to its pension and other postretirement benefit plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). Ford generally remeasures these estimates at each year end, and recognizes any gains or losses associated with changes to its plan assets and liabilities in the year incurred. To the extent actual results are less favorable than Ford’s assumptions, Ford may recognize a substantial remeasurement loss in its results.

Restriction on use of tax attributes from tax law “ownership change.”  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits (“Tax Attributes”).  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. At December 31, 2016, Ford had Tax Attributes that would offset more than $15 billion of taxable income.  In 2015, Ford renewed for an additional three-year period its tax benefit preservation plan (the “Plan”) to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of Ford’s Board of Directors, beneficial ownership of 4.99% or more of Ford’s outstanding Common Stock could be subject to significant dilution. Ford’s shareholders approved the renewal at Ford’s annual meeting in May 2016.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. The National Highway Traffic Safety Administration’s (“NHTSA”) enforcement strategy has shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. Such recall and customer satisfaction actions may relate to defective components Ford receives from suppliers. The cost to complete a recall or customer satisfaction action could be exacerbated to the extent such action relates to a global platform. Furthermore, launch delays or recall actions could adversely affect Ford’s reputation or market acceptance of its products as discussed above under “Lower-than-anticipated market acceptance of Ford’s new or existing products or services, or failure to achieve expected growth.”

Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact), vehicle safety, and energy independence. For example, as discussed under “Item 1. Business - Governmental Standards” in Ford’s 2016 Form 10-K Report, in the United States the CAFE standards for light duty vehicles increase sharply to 51.4 mpg by the 2025 model year; EPA’s parallel CO2 emission regulations impose similar standards. California’s ZEV rules also mandate steep increases in the sale of electric vehicles and other advanced technology vehicles beginning in the 2018 model year. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments.

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

The U.S. government has pursued an enforcement action against a major competitor of Ford in connection with its alleged use of “defeat devices” in hundreds of thousands of light duty diesel vehicles, collecting billions of dollars for environmental remediation projects and civil penalties. Several of the competitor’s employees have been indicted on charges of committing federal crimes. The competitor also faces various class action suits, as well as numerous claims and investigations by various U.S. states and other nations. The emergence of this issue has led to increased scrutiny of automaker emission testing by regulators around the world, which in turn has triggered investigations of other manufacturers. These events may lead to new regulations, more stringent enforcement programs, requests for field actions, and/or delays in regulatory approvals. The cost to comply with existing government regulations is substantial and additional regulations or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on Ford’s financial condition and results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales.

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

Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of Ford’s manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations has been impacted favorably by government incentives to a substantial extent. In Brazil, however, the federal government has levied assessments against Ford concerning Ford’s calculation of federal incentives it received, and certain states have challenged the grant to Ford of tax incentives by the state of Bahia, including a constitutional challenge of state incentives that is pending in Brazil’s Supreme Court. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition and results of operations. See “Item 3. Legal Proceedings” in Ford’s 2016 Form 10-K Report for a discussion of tax proceedings in Brazil and the potential requirement for Ford to post collateral.

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

Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities. Under Ford’s corporate credit facility, Ford is able to borrow, repay, and then re-borrow up to $13.4 billion. Certain of Ford’s subsidiaries have standby or revolving credit facilities on which they depend for liquidity. If the financial institutions that provide commitments under Ford’s corporate credit facility, Ford’s subsidiaries’ standby or revolving credit facilities, or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to Ford, which could substantially adversely affect Ford’s liquidity and financial condition. At December 31, 2016, Ford Credit had $19.5 billion of committed asset-backed security (“ABS”) and credit facilities available for use for which Ford Credit pays commitment fees. To the extent the financial institutions that provide these commitments were to default on their obligation to fund the commitments, these funds would not be available to Ford Credit.

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

Increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. Also, direct on-line or large dealer group financing options provide consumers with alternative finance sources and/or increased pricing transparency. All of these financing alternatives drive greater competition based on financing rates and terms. Competition from such institutions and alternative finance sources could adversely affect Ford Credit’s profitability and the volume of its retail business. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers.

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

The Dodd-Frank Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and gives the CFPB broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. Exercise of these powers by the CFPB may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies in the automotive finance business. The CFPB has authority to supervise and examine the largest nonbank automotive finance companies, such as Ford Credit, for compliance with consumer financial protection laws.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2016, our total future rental commitment under leases of real property was $47 million.

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

In Europe, we have a service center in Manchester, England that services our U.K. dealers and customers and dealers from multiple European countries. We also have a service center in Cologne, Germany to service our German dealers and customers. In other countries, we provide servicing through our local branches and subsidiaries.

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

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2016, with respect to litigation matters cannot be ascertained, we believe that any resulting liability would not materially affect our operations, financial condition, or liquidity.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2016 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2016, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2016, and there is no market for our Shares. We paid cash distributions to our parent of $250 million and $0 in 2015 and 2016, respectively.

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

We measure the performance of our North America and International Segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in unallocated risk management and are excluded in assessing our North America and International Segment performance because they are carried out on a centralized basis at the corporate level. We also adjust segment performance to re-allocate interest expense between the North America and International Segments reflecting debt and equity levels proportionate to their product risk. For additional information regarding our segments, see Note 17 of our Notes to the Financial Statements.

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information, refer to the “Critical Accounting Estimates” section below.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. For additional information, refer to the “Critical Accounting Estimates” section below.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations - 2016

The following chart shows our key metrics:

FY 2016 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$122
$130
7%
$127
$137
8%
$2,086
$1,879
10%
740
739
1 pt
0.12%
0.15%
3 bps
0.33%
0.47%
14 bps
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016
2015 2016

* Reconciliation to GAAP provided in the “Financial Condition” section

Our year-end 2016 receivables were higher than a year ago, in line with expectations. While full year pre-tax profit was lower, it remained solid at $1,879 million.

Our portfolio performance remained robust, despite higher LTRs.

Our origination, servicing and collection practices remained disciplined and consistent.

Our net income was $1.4 billion in 2016, about the same as 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the decrease in pre-tax profit by causal factor:

FY 2016 PRE-TAX RESULTS (MILS)

$2,086
$1,879
$505
Charge-offs $(150)
Reserve (58)
Operating Cost $(100)
Pension Settlement (77)
Derivatives Market Valuation 70
Other 31
$(207)
$(86)
$(208)
$(258)
$(84)
$(76)
2015
2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Lower PBT driven by unfavorable lease residual performance and higher credit losses

Credit losses normalizing with higher charge-offs

Volume and mix driven by receivables growth

Ford Credit’s lower full year pre-tax profit is primarily explained by unfavorable lease residual performance and credit losses. Favorable volume and mix, driven by growth in consumer and non-consumer finance receivables globally and operating leases in North America, was a partial offset.

Lease residual performance primarily reflects higher depreciation in North America as we expect lower auction values in the future.

Credit loss performance primarily reflects higher charge-offs in North America.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by business segment and unallocated risk management for the years ended December 31 are shown below (in millions). For additional information, see Note 17 of our Notes to the Financial Statements.

	2015	2016	2016 Over/(Under) 2015
Income before income taxes
North America Segment	$1,629	$1,408	$(221)
International Segment	458	402	(56)
Unallocated risk management	(1)	69	70
Income before income taxes	$2,086	$1,879	$(207)

North America Segment

The North America Segment’s lower full year pre-tax profit for 2016 is primarily explained by unfavorable lease residual performance and higher credit losses, partially offset by favorable volume and mix. The unfavorable lease residual performance reflects higher depreciation related to expected lower auction values in the lease portfolio and credit loss performance reflects higher charge-offs. The favorable volume and mix was driven by growth in all products.

International Segment

The International Segment’s lower full year pre-tax profit for 2016 is primarily explained by the adverse effect of the stronger U.S. dollar and lower financing margin driven by lower portfolio yield in Europe. The favorable volume and mix, driven by growth in consumer and non-consumer finance receivables, was a partial offset.

Unallocated Risk Management

The improvement in unallocated risk management primarily reflects favorable performance in market valuation adjustments to derivatives. For additional information, see Notes 9 and 17 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations - 2015

The following chart shows our key metrics:

FY 2015 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
$108
$122
13%
Managed Receivables* (Bils)
$113
$127
12%
Pre-Tax Results (Mils)
$1,854
$2,086
13%
Average Placement FICO®
741
740
1 pt
Over-60-Day Delinquencies (Pct)
0.14%
0.12%
2 bps
Loss-to-Receivables (LTR) (Pct)
0.27%
0.33%
6 bps
2014 2015
2014 2015
2014 2015
2014 2015
2014 2015
2014 2015

* Reconciliation to GAAP provided in the "Financial Condition" section

Our receivables were higher than year-end 2014.

On a pre-tax basis we earned $2.1 billion in 2015, up $232 million from 2014. Our net income was $1.4 billion in 2015, compared with $1.7 billion in 2014. The decrease in net income reflects the nonrecurrence of favorable tax items recorded in 2014. For additional information, see Note 12 of our Notes to the Financial Statements. In 2015, we paid distributions of $250 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the increase in pre-tax profit by causal factor:

FY 2015 PRE-TAX RESULTS (MILS)

$232
$1,854
$2,086
2014
2015
$474
$28
$(163)
$(21)
$(115)
$29
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of our operations by business segment and unallocated risk management for the years ended December 31 are shown below (in millions). For additional information, see Note 17 of our Notes to the Financial Statements.

	2014	2015	2015 Over/(Under) 2014
Income before income taxes
North America Segment	$1,399	$1,629	$230
International Segment	461	458	(3)
Unallocated risk management	(6)	(1)	5
Income before income taxes	$1,854	$2,086	$232

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

Unallocated Risk Management

Unallocated risk management is largely unchanged. For additional information, see Notes 9 and 17 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financing Shares and Contract Placement Volume

Our focus is on supporting Ford and Lincoln dealers and customers. This includes going to market with Ford and our dealers to support vehicle sales with financing products and marketing programs. Ford’s marketing programs may encourage or require Ford Credit financing and influence the financing choices customers make. As a result, our financing share, volume, and contract characteristics vary from period to period as Ford’s marketing programs change.

The following chart shows our North America Segment’s retail installment and lease share of new Ford- and Lincoln-brand vehicle retail sales and wholesale financing share of new Ford- and Lincoln-brand vehicles acquired by dealers. Also shown is our North America Segment’s consumer financing contract placement volume for new and used vehicles. All data is for the years ended December 31:

NORTH AMERICA FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	2012	2013	2014	2015	2016
Financing Shares (excl. Fleet)					
Retail installment and lease share of Ford retail sales					
United States	54 %	56 %	63 %	65 %	56 %
Canada	55	65	67	73	75
Wholesale share					
United States	78 %	77 %	77 %	76 %	76 %
Canada	66	65	64	64	61
Contract Placement Volume -- New and used retail / lease (000)					
United States	978	1,122	1,231	1,342	1,159
Canada	114	140	149	160	181
Total North America Segment	1,092	1,262	1,380	1,502	1,340

The decrease in 2016 full year total contract volume is more than explained by lower retail installment and lease financing share in the United States.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our International Segment’s retail installment and lease share of new Ford-brand vehicles sold and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is our International Segment’s consumer financing contract placement volume for new and used vehicles. All data is for the years ended December 31:

INTERNATIONAL FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	2012	2013	2014	2015	2016
Financing Shares (incl. Fleet)					
Retail installment and lease share of total Ford sales					
Europe	32 %	34 %	36 %	37 %	37 %
China	14	13	13	12	19
Wholesale share					
Europe	98 %	98 %	98 %	98 %	98 %
China	58	59	62	56	58
Contract Placement Volume -- New and used retail / lease (000)					
Europe	392	404	460	505	527
China	58	92	109	108	192
All Other International	-	4	25	26	52
Total International Segment	450	500	594	639	771

Total contract volume in 2016 increased from a year ago, primarily reflecting growth in China.

Our operations in China achieved record 2016 full year contract volume, as more consumers choose to finance the purchase of vehicles. The increased China volume was a result of higher retail installment financing share driven by Ford’s marketing programs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

RECEIVABLES

(Bils)	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016
Net Receivables*			
Finance receivables -- North America Segment			
Consumer retail financing	$44.1	$49.2	$53.4
Non-consumer: Dealer financing**	22.5	25.5	26.8
Non-consumer: Other	1.0	0.9	1.2
Total finance receivables -- North America Segment	$67.6	$75.6	$81.4
Finance receivables -- International Segment			
Consumer retail financing	$11.8	$12.9	$14.7
Non-consumer: Dealer financing**	9.3	10.5	10.2
Non-consumer: Other	0.3	0.3	-
Total finance receivables -- International Segment	$21.4	$23.7	$24.9
Unearned interest supplements	(1.8)	(2.1)	(2.8)
Allowance for credit losses	(0.3)	(0.4)	(0.5)
Finance receivables, net	$86.9	$96.8	$103.0
Net investment in operating leases	21.5	25.1	27.2
Total net receivables	$108.4	$121.9	$130.2
Managed Receivables			
Total net receivables (GAAP)	$108.4	$121.9	$130.2
Unearned interest supplements and residual support	3.9	4.5	5.3
Allowance for credit losses	0.4	0.4	0.5
Other, primarily accumulated supplemental depreciation	0.1	0.4	0.9
Total managed receivables (Non-GAAP)	$112.8	$127.2	$136.9

__________
* At December 31, 2014, 2015, and 2016, includes consumer receivables before allowance for credit losses of $24.4 billion, $27.6 billion, and $32.5 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.8 billion, $26.1 billion, and $26.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2014, 2015, 2016, includes net investment in operating leases before allowance for credit losses of $9.6 billion, $13.3 billion, and $11.8 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections below and Note 7 of our Notes to the Financial Statements.
** Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory.

Receivables at December 31, 2016 increased from year-end 2015, driven by growth in consumer finance receivables globally and operating leases in North America.

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

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information we obtain. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations. While FICO is a part of our scoring system, our models enable us to more effectively determine the probability that a customer will pay than using credit scores alone. When we originate business, our models project expected losses and we price accordingly. We ensure the business fits our risk appetite. For additional information on the quality of our receivables, see Note 4 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Origination Metrics

We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 5%-6% of our portfolio and has been stable for over 10 years.

The following charts show annual trends for FICO and higher risk mix and retail contract terms:

U.S. ORIGINATION METRICS

FICO and Higher Risk Mix

Retail and Lease Average Placement FICO
Higher Risk Portfolio Mix
737
738
741
740
739
6%
5%
5%
6%
6%
2012
2013
2014
2015
2016

Retail Contract Terms

Average Retail Placement Term
Retail ≥73 Months Mix
60 mo.
60 mo.
62 mo.
64 mo.
65 mo.
0%
0%
1%
4%
4%
2012
2013
2014
2015
2016

The average placement FICO score remained consistent.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 73% of our worldwide consumer portfolio at December 31, 2016. Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average managed receivables.

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies (Excl. Bankruptcies)

0.15%
0.15%
0.14%
0.12%
0.15%
2012
2013
2014
2015
2016

Repossessions (000)

Repo. Ratio
1.35%
1.18%
1.06%
0.98%
1.05%
32
29
28
28
33
2012
2013
2014
2015
2016

Severity

$6,900
$7,600
$7,900
$8,900
$10,100
2012
2013
2014
2015
2016

Charge-Offs (Mils) and LTR Ratio (%)

LTR
0.23%
0.26%
0.27%
0.33%
0.47%
$100
$127
$146
$206
$324
2012
2013
2014
2015
2016

Credit losses have been at historically low levels for quite some time, and we continue to see credit losses increase toward more normal levels.

Delinquencies and the repossession ratio were up from last year.

Severities have increased over the last number of years. These increases include factors such as higher average amount financed, longer-term financing, shorter average time to repossession, lower auction values, and higher principal outstanding at repossession.

Lower auction values accounted for about half of the severity increase in 2016 from the prior year, with the other half explained by the other factors.

Charge-offs and the LTR ratio were up year-over-year, primarily reflecting higher defaults and higher severities. The higher defaults reflect an increased default frequency as well as growth in receivables.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Credit Losses

The following charts show annual trends of charge-offs (credit losses, net of recoveries), LTR ratios, credit loss reserve, and our credit loss reserve as a percentage of end-of-period (“EOP”) managed receivables:

WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils) and LTR Ratio (%)

LTR
0.16%
0.18%
0.19%
0.23%
0.31%
$136
$176
$209
$271
$415
2012
2013
2014
2015
2016

Credit Loss Reserve (Mils) and Reserve as a Pct. of EOP Managed Receivables

Reserve as % of EOP Rec.
0.44%
0.37%
0.32%
0.33%
0.40%
$408
$380
$359
$422
$548
2012
2013
2014
2015
2016

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio is higher than last year, primarily reflecting the U.S. retail and lease business as covered above.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality and receivable levels. The credit loss reserve was higher at December 31, 2016, compared to December 31, 2015, reflecting credit loss performance trends and growth in retail receivables.

The reserve as a percent of managed receivables was up from 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

Leasing is an important product that many customers want and value, and lease customers also are more likely to buy or lease another Ford or Lincoln vehicle. We manage our lease share with an enterprise view to support sales, protect residual values, and manage the trade cycle. Ford Credit and Ford work together under a leasing strategy that considers share, term, model mix, geography, and other factors.

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industrywide used vehicle prices, marketing incentive plans, and vehicle quality data. For operating leases, changes in expected residual values impact the depreciation expense, which is recognized on a straight-line basis over the life of the lease.

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” below and Note 5 “Net Investment in Operating Leases.”

North America Retail Operating Lease Experience

The North America Segment accounted for 99% of Ford Credit’s total operating leases at December 31, 2016. The following table shows operating lease placement, termination, and return volumes for this segment for the years ended December 31 (in thousands, except for percentages):

	2014	2015	2016
Placements (a)	408	461	445
Terminations (b)	261	273	358
Returns (c)	193	187	255

Memo:
Return rates	74%	68%	71%
__________

(a)	Placement volume measures the number of leases we purchase in a given period.

(b)	Termination volume measures the number of vehicles for which the lease has ended in a given period.

(c)	Return volume reflects the number of vehicles returned to us by customers at lease end.

In 2016, placement volume was down about 16,000 units compared with 2015, primarily reflecting changes in Ford’s marketing programs. Termination volume increased by about 85,000 units compared with 2015, reflecting higher lease placements relative to prior years. Return volume increased about 68,000 units compared with 2015, reflecting higher termination volumes and an increased return rate.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford- and Lincoln-brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for 89% of our total net investment in operating leases at December 31, 2016.

U.S. LEASE ORIGINATION METRICS

Lease Placement Volume (000)
24-Month
36-Month
39-Month / Other
236
113
91
32
324
94
189
41
357
87
230
40
407
92
276
39
393
56
298
39
2012
2013
2014
2015
2016

Lease Share of Retail Sales
Industry*
21%
24%
26%
28%
30%
15%
18%
20%
22%
22%
Ford
Credit
2012
2013
2014
2015
2016

* Source: JD Power PIN

Our 2016 full year lease placement volume was down slightly compared with 2015. Industry leasing continued to grow in 2016; however, our 2016 full year lease share was flat compared to last year and remains below the industry, reflecting the parameters of our leasing strategy.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes and auction values at incurred vehicle mix for vehicles returned in the respective periods.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
62
33
17
12
114
71
26
17
189
114
46
29
180
84
75
21
246
73
148
25
2012
2013
2014
2015
2016

U.S. Return Rates

62%	71%	78%	74%	78%

Off-Lease Auction Values (At Incurred Mix)

24-Month
$19,875
$19,000
$18,765
$19,785
$19,085
$17,535
$17,385
$17,865
$17,975
$17,210
36-Month
2012
2013
2014
2015
2016

Our 2016 lease return volume was higher than 2015, reflecting higher lease placements in recent years and an increased return rate. The higher mix of 36-month leases returning in 2016 reflects the shift toward longer term leasing made in 2013.

In 2016, our off-lease auction values were lower than 2015, primarily reflecting higher return volume and lower auction values on smaller vehicles.

Over the last several years, we have seen industry lease share grow with rising industry volumes. As a result, the supply of off-lease vehicles is higher and will continue to grow for the next several years. We expect the increased supply of used vehicles to continue to put downward pressure on auction values.

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

In the first half of 2016, Ford Credit received rating upgrades from each of these NRSROs. The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

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

Our liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet our business and funding requirements. We annually stress test our balance sheet and liquidity to ensure that we continue to meet our financial obligations through economic cycles.

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

We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States and other international markets. At December 31, 2016, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $6.0 billion. At December 31, 2016, the principal amount outstanding of our unsecured commercial paper was $4.5 billion, which primarily represents issuance under our commercial paper program in the United States.

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

During 2016, the weighted average spread of the triple-A rated notes offered in our U.S. public retail securitization transactions ranged from 17 to 45 basis points over the relevant benchmark rates and our U.S. institutional unsecured long-term debt transaction spreads ranged from 83 to 224 basis points over the relevant benchmark rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES*

(Bils)
Commercial Paper
Ford Interest Advantage
Term Asset-Backed Securities**
Term Debt (incl Bank Borrowings)
Other
Equity
Cash***
$113
$2
$6
$43
$55
$5
$11
$9
$127
$2
$6
$50
$62
$6
$12
$11
$137
$4
$6
$50
$66
$9
$13
$11
Year-End 2014
Year-End 2015
Year-End 2016
Securitized Funding as Pct. of Managed Receivables
38%
39%
37%

* Reconciliation to GAAP provided in the “Financial Condition” section

** Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

*** Cash, cash equivalents, and marketable securities (excludes amounts related to insurance activities)

Managed receivables of $137 billion at the end of 2016 were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 37%.

We expect the mix of securitized funding to trend lower over time. However, the calendarization of the funding plan may result in quarterly fluctuations of the securitized funding percentage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for 2014, 2015, and 2016, and our planned issuances for 2017, excluding short-term funding programs:

PUBLIC TERM FUNDING PLAN

(Bils)	2014 Actual	2015 Actual	2016 Actual	2017 Forecast
Unsecured				
- Ford Motor Credit	$8	$11	$10	$8 - 10
- Ford Credit Canada	2	1	1	1 - 2
- FCE Bank	3	4	3	2 - 3
- Rest of World	0	0	0	1
Total Unsecured*	$13	$17	$14	$12 - 16
Securitizations**	15	13	13	12 - 14
Total Public*	$28	$30	$28	$24 - 30

Issuance plans are consistent with prior years

Issuances remain diversified across platforms and markets

* Numbers may not sum due to rounding

** Includes public securitization transactions and Rule 144A offerings sponsored by Ford Motor Credit, Ford Credit Canada, FCE Bank and Ford Automotive Finance (China)

In 2016, we completed $28 billion of public term funding.

For 2017, we project full-year public term funding in the range of $24 billion to $30 billion. Through February 8, 2017, we have completed over $5 billion of public term issuances.

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

The following chart shows our liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	
Liquidity Sources				
Cash*	$8.9	$11.2	$10.8	
Committed ABS facilities**	33.7	33.2	34.6	Committed Capacity $40.1 billion
Other unsecured credit facilities	1.6	2.3	2.5	
Ford corporate credit facility allocation	2.0	3.0	3.0	
Total liquidity sources	$46.2	$49.7	$50.9	
Utilization of Liquidity				
Securitization cash***	$(2.4)	$(4.3)	$(3.4)	
Committed ABS facilities	(15.3)	(20.6)	(19.9)	
Other unsecured credit facilities	(0.4)	(0.8)	(0.7)	
Ford corporate credit facility allocation	-	-	-	
Total utilization of liquidity	$(18.1)	$(25.7)	$(24.0)	
Gross liquidity	$28.1	$24.0	$26.9	
Adjustments****	(1.6)	(0.5)	0.1	
Net liquidity available for use	$26.5	$23.5	$27.0	

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

**** Adjustments include other committed ABS facilities in excess of eligible receivables and certain cash within FordREV available through future sales of receivables

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of at least $25 billion. At December 31, 2016, our liquidity available for use was $27 billion, $3.5 billion higher than year-end 2015.

Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the corporate credit facility allocation.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2016, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $10.8 billion, compared with $11.2 billion at year-end 2015.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.4 billion and $4.3 billion at December 31, 2016 and 2015, respectively.

Committed Capacity. At December 31, 2016, our committed capacity totaled $40.1 billion, compared with $38.5 billion at December 31, 2015. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $34.6 billion ($18.2 billion of retail financing, $6.1 billion of wholesale financing, and $10.3 billion of operating leases) at December 31, 2016. These committed facilities have varying maturity dates, with $17.5 billion having maturities within the next twelve months and the remaining balance having maturities through 2018. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2016, $19.9 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources chart above.

Unsecured Credit Facilities. At December 31, 2016, we and our majority-owned subsidiaries had $5.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At December 31, 2016, $4.8 billion was available for use.

FCE’s £990 million (equivalent to $1.2 billion at December 31, 2016) syndicated credit facility (the “FCE Credit Agreement”) matures in 2019. At December 31, 2016, £690 million (equivalent to $850 million) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million).

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2021 and 25% of the commitments maturing on April 30, 2019. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At December 31, 2016, all $3.0 billion was available for use.

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

Stress Tests

We annually conduct stress testing on our funding and liquidity sources to ensure we can continue to meet our financial obligations and support the sale of Ford vehicles during firm-specific and market-wide stress events. Stress tests are intended to quantify the potential impact of various adverse scenarios on the balance sheet and liquidity. These scenarios include assumptions on access to unsecured and secured debt markets, runoff of short-term funding, and ability to renew expiring liquidity commitments and are measured over various time periods, including 30 days, 90 days, and longer term. We target a sufficient amount and composition of liquidity to withstand such stresses. Our stress test does not assume any additional funding, liquidity, or capital support from Ford. We routinely develop contingency funding plans as part of our liquidity stress testing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Liquidity Profile

We define our balance sheet liquidity profile as the cumulative maturities, including the impact of expected prepayments, of our finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases, and cash. We ensure our cumulative debt maturities have a longer tenor than our cumulative asset maturities. This positive maturity profile is intended to provide additional liquidity after all assets have been funded and is in addition to our liquidity stress test.

The following chart shows our cumulative maturities for the periods presented:

BALANCE SHEET LIQUIDITY PROFILE

Cumulative Maturities at December 31, 2016 (Bils)

Assets *
Debt **
$85
$59 ***
$115
$81
$135
$98
$147
$126
2017
2018
2019
2020 & Beyond

Unsecured Long-Term Debt Maturities

2017	2018	2019	2020 & Beyond
$12.4	$12.4	$11.1	$25.8

* Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excluding amounts related to insurance activities)

** Retail and lease ABS are treated as amortizing to match the underlying assets

*** Includes all of the wholesale ABS term maturities of $9.1 billion that otherwise contractually extend to 2018 and beyond

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 4 and 11 of our Notes to the Financial Statements. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for our retail installment sale contracts and investment in operating leases. The 2017 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise shown in Note 4 as extending beyond 2017. The chart above also reflects the following adjustments to debt maturities in Note 11 to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2017 maturities include all of the wholesale securitization transactions, even if the maturities extend beyond 2017; and

•	Retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period.

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

We retain interests in our securitization transactions, including subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors, and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. We retain credit risk in securitization transactions because our retained interests include the most subordinated interests in the securitized assets and are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors. Based on past experience, we expect that any losses in the pool of securitized assets would likely be limited to our retained interests. Our retention of credit risk is legally required in most jurisdictions to be at least 5% of the credit risk of the securitized assets and is typically required to be retained for at least two years.

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

For certain public offerings of asset-backed securities, we have obligations to report certain information, including asset-level data on the securitized assets, ensure the engagement of an independent asset representations reviewer, cooperate and provide access to information necessary for an asset representations review, and participate in dispute resolution proceedings for unresolved asset repurchase requests.

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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2015			2016
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)
Finance Receivables
North America Segment
Retail financing	$1.4	$22.4	$20.7	$1.5	$26.8	$24.1
Wholesale financing	2.0	22.0	13.8	1.0	22.1	12.7
Total North America Segment	3.4	44.4	34.5	2.5	48.9	36.8
International Segment
Retail financing	0.4	5.2	4.3	0.4	5.7	4.7
Wholesale financing	—	4.1	2.3	—	3.9	1.5
Total International Segment	0.4	9.3	6.6	0.4	9.6	6.2
Total finance receivables	3.8	53.7	41.1	2.9	58.5	43.0
Net investment in operating leases	0.5	13.3	8.9	0.5	11.8	7.4
Total on-balance sheet arrangements	$4.3	$67.0	$50.0	$3.4	$70.3	$50.4
__________

(a)	Before allowances for credit losses. Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes unamortized discount and debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following chart shows the calculation of our financial statement leverage and managed leverage:

LEVERAGE

(Bils)	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016
<u>Leverage Calculation</u>			
Total debt*	**$ 105.0**	**$ 119.6**	**$ 126.5**
Adjustments for cash**	**(8.9)**	**(11.2)**	**(10.8)**
Adjustments for derivative accounting***	**(0.4)**	**(0.5)**	**(0.3)**
Total adjusted debt	**$ 95.7**	**$ 107.9**	**$ 115.4**
Equity******	**$ 11.4**	**$ 11.7**	**$ 12.8**
Adjustments for derivative accounting***	**(0.4)**	**(0.3)**	**(0.3)**
Total adjusted equity	**$ 11.0**	**$ 11.4**	**$ 12.5**
Financial statement leverage (to 1) (GAAP)	**9.2**	**10.2**	**9.9**
Managed leverage (to 1) (Non-GAAP)	**8.7**	**9.5**	**9.2**

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

We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We deduct cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) because they generally correspond to excess debt beyond the amount required to support our operations and amounts to support on-balance sheet securitization transactions. We make derivative accounting adjustments to our assets, debt, and equity positions to reflect the impact of interest rate instruments we use in connection with our term-debt issuances and securitization transactions. The derivative accounting adjustments related to these instruments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For additional information on our use of interest rate instruments and other derivatives, refer to Item 7A.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2016, our financial statement leverage was 9.9:1, and managed leverage was 9.2:1. We target managed leverage in the range of 8:1 to 9:1. Managed leverage is above the targeted range reflecting growth in receivables and the continued impact of a strong U.S. dollar, but it continues to trend toward our target range. For information on our planned distributions, refer to the “Outlook” section.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2016 are shown below (in millions):

	Payments Due by Period
	2017	2018 - 2019	2020 - 2021	2022 and Thereafter	Total
Long-term debt (a)	$31,655	$45,363	$23,176	$10,881	$111,075
Interest payments relating to long-term debt	2,487	3,282	1,636	942	8,347
Operating lease	18	19	10	8	55
Purchase obligations	13	9	2	—	24
Total	$34,173	$48,673	$24,824	$11,831	$119,501
__________

(a)	Excludes unamortized discounts, unamortized issuance costs, and fair value adjustments.

Liabilities recognized for unrecognized tax benefits of $80 million are excluded from the table above. Due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on income taxes, see Note 12 of our Notes to the Financial Statements.

For additional information on our long-term debt and operating lease obligations, see Notes 11 and 19, respectively, of our Notes to the Financial Statements.

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

Assumptions Used. Our allowance for credit losses is based on our assumption regarding:

•
Frequency. The number of finance receivables and operating lease contracts that are expected to default over the loss emergence period, measured as repossessions; repossession ratio reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time divided by the average number of contracts outstanding; and

•	Loss severity. The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.

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

The loss emergence period (“LEP”) is an assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

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

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford- and Lincoln-brand retail financing and operating lease portfolio is as follows (in millions, except for percentages):

Assumption	Change	Increase / (Decrease)
Frequency - repossession ratio	+/- 0.1 pct. pt.	$49 / $(49)
Loss severity per unit	+/- 1.0%	5 / (5)

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

Assumptions Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions regarding:

•Auction value. Our projection of the market value of the vehicles when sold at the end of the lease; and
•Return volume. Our projection of the number of vehicles that will be returned at lease end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford- and Lincoln-brand operating lease portfolio is as follows (in millions, except for percentages):

Assumption	Percentage Change	Increase/(Decrease)
Future auction values	+/- 1.0	$(120) / $120
Return volumes	+/- 1.0	15 / (15)

The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases. Adjustments to the amount of accumulated supplemental depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standard 2016-02 and 2016-13) to our financial statements or financial statement disclosures.

Standard		Effective Date (a)
2017-03	Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures	January 1, 2017
2016-17	Consolidation - Interests Held through Related Parties That Are Under Common Control	January 1, 2017
2016-09	Stock Compensation - Improvements to Employee Share-Based Payment Accounting	January 1, 2017
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2017-01	Business Combinations - Clarifying the Definition of a Business	January 1, 2018
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2014-09	Revenue - Revenue from Contracts with Customers	January 1, 2018 (b) (c)
2016-02	Leases	January 1, 2019 (b)
2017-04	Goodwill and Other - Simplifying the Test for Goodwill Impairment	January 1, 2020
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________

(a)	Early adoption for each of the standards, except standard 2016-01, is permitted.

(b)	For additional information see Note 2 of our Notes to the Financial Statements.

(c)
The FASB has issued the following updates to the Revenue from Contracts with Customers standard: Accounting Standard Update (“ASU”) 2015-14 (Deferral of the Effective Date), ASU 2016-08 (Principal versus Agent Considerations (Reporting Revenue Gross versus Net)), ASU 2016-10 (Identifying Performance Obligations and Licensing), and ASU 2016-12 (Narrow-Scope Improvements and Practical Expedients). We will adopt the new revenue guidance effective January 1, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

2017 GUIDANCE

	2015 FY	2016 FY		2017 FY
	Results	Outlook	Results	Plan
Pre-Tax Profit	$2,086M	< 2015	$1,879	~ $1,500M
Distributions	$250M	$0	$0	Resuming with leverage in target range

For 2017, we continue to expect full year pre-tax profit to be about $1.5 billion, which is lower compared with 2016 due to the impact of increased accumulated depreciation driven by expected lower residual values for our lease portfolio in North America.

We plan to resume distributions to our parent in 2017, as managed leverage returns to target range.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States, Europe, or China, due to financial crisis, recession, geopolitical events, or other factors;

•	Lower-than-anticipated market acceptance of Ford’s new or existing products or services, or failure to achieve expected growth;

•	Market shift away from sales of larger, more profitable vehicles beyond Ford’s current planning assumption, particularly in the United States;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects resulting from economic, geopolitical, protectionist trade policies, or other events;

•
Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, production constraints or difficulties, or other factors);

•	Single-source supply of components or materials;

•	Labor or other constraints on Ford’s ability to maintain competitive cost structure;

•	Substantial pension and other postretirement liabilities impairing liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns);

•	Restriction on use of tax attributes from tax law “ownership change;”

•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;

•	Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•	Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments;

•	Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier;

•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;

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

•
Operating risk - the possibility of: errors relating to transaction processing and systems; actions that could result in compliance deficiencies with regulatory standards or contractual obligations; and fraud by our employees or third parties.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Debt consists primarily of short-term and long-term unsecured debt and securitization debt. In the case of unsecured term debt, to support our positive maturity profile, we may borrow at terms longer than the terms of our assets, in most instances with maturities up to ten years. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

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

Our pre-tax cash flow sensitivity at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2015	2016
One percentage point instantaneous increase in interest rates	$7	$21
One percentage point instantaneous decrease in interest rates (a)	(7)	(21)
___________

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk

Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2016 is insignificant. For additional information on our derivatives, see Note 9 of our Notes to the Financial Statements.

Derivative Notional Values. The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2015	2016
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$20	$23
Pay-floating, receive-fixed, excluding securitization swaps	40	40
Securitization swaps	31	32
Total interest rate derivatives	91	95

Other derivatives
Cross-currency swaps	3	3
Foreign currency forwards	2	2
Total notional value	$96	$100

Derivative Fair Values. The net fair value of Ford Credit’s derivative financial instruments at December 31, 2015 was an asset of $681 million, compared to an asset of $743 million at December 31, 2016. For additional information regarding our derivatives, see Note 9 of our Notes to the Financial Statements.

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

Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. Exposure limits are established based on our overall risk tolerance and estimated loss projections, which are calculated from ratings-based historical default probabilities and market-based credit default swap (“CDS”) spreads. The exposure limits are lower for lower-rated counterparties, counterparties that have relatively higher CDS spreads, and for longer-dated exposures. Our exposures are monitored on a regular basis and are included in periodic reports to Ford’s Treasurer and our Chief Financial Officer.

Substantially all of our counterparty exposures are with counterparties that have an investment grade rating. Investment grade is our guideline for counterparty minimum long-term ratings. For additional information on our derivatives, see Note 9 of our Notes to the Financial Statements.

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

Selected quarterly financial data for 2015 and 2016 are provided in Note 18 of our Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. N. Joy Falotico, our Chairman of the Board and Chief Executive Officer (“CEO”), and Marion B. Harris, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Not required.

ITEM 11. Executive Compensation.

Not required.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Not required.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2015	2016
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$11.5	$11.2
Audit-related fees - for support of funding transactions, due diligence for mergers, acquisitions and divestitures, attestation services, internal control reviews, and assistance with interpretation of accounting standards	1.9	2.2
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to mergers, acquisitions and divestitures	0.7	1.2
All other fees - for support in business and regulatory reviews and research analysis regarding new strategies	—	0.4
Total fees	$14.1	$15.0

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statement for the Years Ended December 31, 2014, 2015, and 2016

•Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2014, 2015, and 2016

•Consolidated Balance Sheet at December 31, 2015 and 2016

•Consolidated Statement of Shareholder’s Interest for the Years Ended December 31, 2014, 2015, and 2016

•Consolidated Statement of Cash Flows for the Years Ended December 31, 2014, 2015, and 2016

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

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-B	Form of Indenture dated as of March 16, 2015 between Ford Motor Credit Company LLC and The Bank of New York Mellon relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company LLC Registration Statement No. 333-202789 and incorporated by reference herein.

Exhibit 10-A	Copy of Amended and Restated Relationship Agreement dated as of April 30, 2015 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Current Report on Form 8-K dated April 30, 2015 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Designation	Description	Method of Filing

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2016.	Incorporated herein by reference to Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2016. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

Instruments defining the rights of holders of certain issues of long-term debt of Ford Credit have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Ford Credit. Ford Credit will furnish a copy of each such instrument to the SEC upon request.

ITEM 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford Motor Credit Company LLC has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Marion B. Harris
Marion B. Harris
Chief Financial Officer and Treasurer

Date:	February 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

N. JOY FALOTICO*	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 9, 2017
N. Joy Falotico

JOHN T. LAWLER*	Director and Audit Committee Member	February 9, 2017
John T. Lawler

NEIL M. SCHLOSS*	Director and Chair of the Audit Committee	February 9, 2017
Neil M. Schloss

THOMAS C. SCHNEIDER*	Director and Executive Vice President, Chief Risk Officer	February 9, 2017
Thomas C. Schneider

MARION B. HARRIS*	Director, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 9, 2017
Marion B. Harris

* By /s/ DAVID J. WITTEN	Attorney-in-Fact	February 9, 2017
David J. Witten

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholder’s interest and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 9, 2017

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the Years Ended December 31,
	2014	2015	2016
Financing revenue
Operating leases	$4,129	$4,865	$5,555
Retail financing	2,776	2,819	3,070
Dealer financing	1,620	1,539	1,760
Other	81	57	38
Total financing revenue	8,606	9,280	10,423
Depreciation on vehicles subject to operating leases	(3,088)	(3,640)	(4,329)
Interest expense	(2,656)	(2,416)	(2,755)
Net financing margin	2,862	3,224	3,339
Other revenue
Insurance premiums earned (Note 14)	125	133	156
Other income, net (Note 15)	265	284	330
Total financing margin and other revenue	3,252	3,641	3,825
Expenses
Operating expenses	1,094	1,139	1,274
Provision for credit losses (Note 6)	197	347	547
Insurance expenses (Note 14)	107	69	125
Total expenses	1,398	1,555	1,946
Income before income taxes	1,854	2,086	1,879
Provision for income taxes (Note 12)	149	723	506
Net income	$1,705	$1,363	$1,373

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2014	2015	2016

Net income	$1,705	$1,363	$1,373
Other comprehensive income/(loss), net of tax (Note 13)
Foreign currency translation	(547)	(766)	(283)
Total other comprehensive income/(loss), net of tax	(547)	(766)	(283)
Comprehensive income	1,158	597	1,090
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	1	—
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$1,158	$596	$1,090

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2015	December 31, 2016
ASSETS
Cash and cash equivalents (Note 3)	$8,886	$8,077
Marketable securities (Note 3)	2,723	3,280
Finance receivables, net (Note 4)	96,823	102,981
Net investment in operating leases (Note 5)	25,079	27,209
Notes and accounts receivable from affiliated companies	727	811
Derivative financial instruments (Note 9)	924	909
Other assets (Note 10)	2,286	2,822
Total assets	$137,448	$146,089

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,104	$1,065
Affiliated companies	313	336
Total accounts payable	1,417	1,401
Debt (Note 11)	119,601	126,492
Deferred income taxes	2,808	3,230
Derivative financial instruments (Note 9)	243	166
Other liabilities and deferred income (Note 10)	1,665	1,997
Total liabilities	125,734	133,286

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income/(loss) (Note 13)	(607)	(890)
Retained earnings	7,093	8,466
Total shareholder’s interest attributable to Ford Motor Credit Company	11,713	12,803
Shareholder’s interest attributable to noncontrolling interests	1	—
Total shareholder’s interest	11,714	12,803
Total liabilities and shareholder’s interest	$137,448	$146,089

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2015	December 31, 2016
ASSETS
Cash and cash equivalents	$3,949	$3,047
Finance receivables, net	45,902	50,857
Net investment in operating leases	13,309	11,761
Derivative financial instruments	85	25

LIABILITIES
Debt	$43,086	$43,730
Derivative financial instruments	19	5

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss) (Note 13)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Year Ended December 31, 2013	$5,217	$717	$4,670	$10,604	$—	$10,604
Net income	—	—	1,705	1,705	—	1,705
Other comprehensive income/(loss), net of tax	10	(557)	—	(547)	—	(547)
Distributions declared	—	—	(395)	(395)	—	(395)
Year Ended December 31, 2014	$5,227	$160	$5,980	$11,367	$—	$11,367
Net income	—	—	1,363	1,363	—	1,363
Other comprehensive income/(loss), net of tax	—	(767)	—	(767)	1	(766)
Distributions declared	—	—	(250)	(250)	—	(250)
Year Ended December 31, 2015	$5,227	$(607)	$7,093	$11,713	$1	$11,714
Net income	—	—	1,373	1,373	—	1,373
Other comprehensive income/(loss), net of tax	—	(283)	—	(283)	—	(283)
Distributions declared	—	—	—	—	(1)	(1)
Year Ended December 31, 2016	$5,227	$(890)	$8,466	$12,803	$—	$12,803

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2014	2015	2016
Cash flows from operating activities
Net income	$1,705	$1,363	$1,373
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	197	347	547
Depreciation and amortization	3,955	4,465	5,121
Amortization of upfront interest supplements	(1,021)	(1,078)	(1,341)
Net change in deferred income taxes	230	1,042	340
Net change in other assets	106	129	(413)
Net change in other liabilities	(294)	(348)	462
All other operating activities	(63)	(210)	142
Net cash provided by/(used in) operating activities	4,815	5,710	6,231
Cash flows from investing activities
Purchases of finance receivables (excluding wholesale and other)	(35,818)	(39,512)	(37,494)
Collections of finance receivables (excluding wholesale and other)	30,341	31,560	30,924
Purchases of operating lease vehicles	(12,694)	(14,355)	(14,441)
Liquidations of operating lease vehicles	6,152	6,570	7,920
Net change in wholesale receivables and other	(2,189)	(5,126)	(1,499)
Purchases of marketable securities	(13,598)	(12,199)	(7,289)
Proceeds from sales and maturities of marketable securities	12,236	12,704	6,756
Settlements of derivatives	34	210	215
All other investing activities	33	20	(164)
Net cash provided by/(used in) investing activities	(15,503)	(20,128)	(15,072)
Cash flows from financing activities
Proceeds from issuances of long-term debt	39,858	48,124	42,971
Principal payments on long-term debt	(27,801)	(31,474)	(38,000)
Change in short-term debt, net	(3,757)	1,229	3,403
Cash distributions to parent	(395)	(250)	—
All other financing activities	(109)	(101)	(103)
Net cash provided by/(used in) financing activities	7,796	17,528	8,271
Effect of exchange rate changes on cash and cash equivalents	(353)	(403)	(239)

Net increase/(decrease) in cash and cash equivalents	$(3,245)	$2,707	$(809)

Cash and cash equivalents at January 1	$9,424	$6,179	$8,886
Net increase/(decrease) in cash and cash equivalents	(3,245)	2,707	(809)
Cash and cash equivalents at December 31	$6,179	$8,886	$8,077

Supplementary cash flow information for continuing operations
Interest paid	$2,652	$2,239	$2,443
Income taxes paid	314	74	107

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

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

We prepare our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

We reclassified certain prior period amounts in our consolidated financial statements to conform to current year presentation.

Nature of Operations

We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our portfolio consists of finance receivables and net investment in operating leases. We also service the finance receivables and net investment in operating leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs. See Notes 4 and 5 for additional information.

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. See Note 17 for key operating data on our business segments and for geographic information on our regions.

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

Certain subsidiaries are subject to regulatory capital requirements that may limit the ability of those subsidiaries to pay dividends.

NOTE 2. ACCOUNTING POLICIES

For each accounting topic that is addressed in its own note, the description of the accompanying accounting policy may be found in the related note. The remaining accounting policies are described below.

Use of Estimates

The preparation of financial statements requires the use of estimates, as determined by management. Because of the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The accounting estimates that are most important to our business involve the allowance for credit losses and accumulated depreciation on vehicles subject to operating leases.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

Foreign Currency

We remeasure monetary assets and liabilities denominated in a currency that is different than a reporting entity’s functional currency from the transactional currency to the legal entity’s functional currency. The effect of this remeasurement process, and the results of our foreign currency hedging activities are reported in Other income, net.

Generally, our foreign subsidiaries use the local currency as their functional currency. We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars using end-of-period exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in Foreign currency translation, a component of Other comprehensive income/(Ioss), net of tax. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the amount of accumulated foreign currency translation related to the entity is reclassified to Net income and recognized as part of the gain or loss on the investment.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

Accounting Standards Issued But Not Yet Adopted

The following represent the standards that will, or are expected to, result in a significant change in practice and/or have a significant financial impact to Ford Credit.

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

ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. We will adopt the new revenue guidance effective January 1, 2017, by recognizing the cumulative effect of initially applying the new standard as an increase of about $10 million to the opening balance of retained earnings. We expect this adjustment to have an immaterial impact to our net income on an ongoing basis. Adoption of the new standard will also result in changes in classification between Other revenue and Other income/(loss), net.

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet at December 31 (in millions):

	Fair Value Level	2015	2016
Cash and cash equivalents
U.S. government	1	$—	$924
U.S. government and agencies	2	—	—
Non-U.S. government and agencies	2	266	142
Corporate debt	2	—	—
Total marketable securities classified as cash equivalents		266	1,066
Cash, time deposits and money market funds		8,620	7,011
Total cash and cash equivalents		$8,886	$8,077

Marketable Securities
U.S. government	1	$298	$1,634
U.S. government and agencies	2	1,169	505
Non-U.S. government and agencies	2	832	632
Corporate debt	2	384	475
Other marketable securities	2	40	34
Total marketable securities		$2,723	$3,280

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

We measure finance receivables at fair value for purposes of disclosure using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding credit losses, pre-payment speed, and applicable spreads to approximate current rates. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

Non-Consumer Segment. Receivables in this portfolio segment include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•
Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 93% of our dealer financing.

•
Other financing – includes purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers, receivables from Ford related loans, and certain used vehicles from daily rental fleet companies. These receivables are excluded from our credit quality reporting since the performance of this group of receivables is generally guaranteed by Ford.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net at December 31 were as follows (in millions):

	2015	2016
Consumer
Retail financing, gross	$62,068	$68,121
Unearned interest supplements from Ford and affiliated companies	(2,119)	(2,783)
Consumer finance receivables	59,949	65,338

Non-Consumer
Dealer financing (a)	36,037	36,951
Other financing	1,210	1,176
Non-Consumer finance receivables (b)	37,247	38,127
Total recorded investment (c)	$97,196	$103,465

Recorded investment in finance receivables	$97,196	$103,465
Allowance for credit losses	(373)	(484)
Finance receivables, net (a)	$96,823	$102,981

Net finance receivables subject to fair value (d)	$95,008	$100,857
Fair value	96,180	101,576
__________

(a)
At December 31, 2015 and 2016, includes $4.4 billion and $5.2 billion, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in delivery to the destination dealers, and $508 million and $399 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2014, 2015, and 2016, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide financing was $5 million, $6 million, and $9 million, respectively. Consolidated subsidiaries of Ford include dealerships that are partially owned by Ford as consolidated VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)
The amount of interest earned from Ford and affiliated companies associated with purchased receivables and receivables from gate released vehicles in transit to dealers for the years ended December 31, 2014, 2015, and 2016, were $171 million, $183 million, and $167 million, respectively.

(c)
The amount of interest supplements from Ford and affiliated companies earned for the years ended December 31, 2014, 2015, and 2016 were $1.4 billion, $1.3 billion, and $1.6 billion, respectively, and the amount of interest supplements cash received related to consumer finance receivables totaled $1.3 billion, $1.5 billion, and $2.0 billion, respectively.

(d)
Included in Finance receivables, net at December 31, 2015 and 2016, was $1.8 billion and $2.1 billion, respectively, of net investment in direct financing leases that are not subject to fair value disclosure requirements.

Excluded from finance receivables at December 31, 2015 and 2016 was $209 million and $224 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2015 and 2016 were consumer receivables of $27.6 billion and $32.5 billion, respectively, and non-consumer receivables of $26.1 billion and $26.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Contractual maturities of total finance receivables outstanding at December 31, 2016 reflect contractual repayments due from customers or borrowers and were as follows (in millions):

	Due in Year Ending December 31,
	2017	2018	2019	Thereafter	Total
Consumer
Retail financing, gross (a)	$19,460	$17,550	$14,185	$16,926	$68,121

Non-Consumer
Dealer financing	33,207	1,028	141	2,575	36,951
Other financing	1,176	—	—	—	1,176
Total finance receivables	$53,843	$18,578	$14,326	$19,501	$106,248
__________

(a)	Contractual maturities of retail financing, gross include $183 million of estimated unguaranteed residual values related to direct financing leases.
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
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $16 million and $21 million at December 31, 2015 and 2016, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and de minimus at December 31, 2015 and 2016, respectively.

The aging analysis of finance receivables balances at December 31 was as follows (in millions):

	2015	2016
Consumer
31-60 days past due	$708	$760
61-90 days past due	108	114
91-120 days past due	27	34
Greater than 120 days past due	38	39
Total past due	881	947
Current	59,068	64,391
Consumer finance receivables	59,949	65,338

Non-Consumer
Total past due	116	107
Current	37,131	38,020
Non-Consumer finance receivables	37,247	38,127
Total recorded investment	$97,196	$103,465

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Credit Quality

Consumer Segment. When originating all classes of consumer receivables (i.e., retail and lease products), we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information we obtain.  After a proprietary risk score is generated, we decide whether to originate a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information.  Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables at December 31 was as follows (in millions):

	2015	2016
Dealer financing
Group I	$27,054	$29,926
Group II	7,185	5,552
Group III	1,687	1,380
Group IV	111	93
Total recorded investment	$36,037	$36,951

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2015 and 2016 was $375 million, or 0.6% of consumer receivables, and $367 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2015 and 2016 was $134 million, or 0.4% of non-consumer receivables, and $107 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 6 for additional information related to the development of our allowance for credit losses.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consist primarily of lease contracts for vehicles with retail customers, daily rental companies, and fleet customers with terms of 60 months or less.

Revenue from rental payments received on operating leases is recognized on a straight-line basis over the term of the lease. The accrual of revenue on operating leases is discontinued at the time an account is determined to be uncollectible.

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. The amount of unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2015 and 2016 was $2.4 billion and $2.5 billion, respectively. The amount of earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating lease for the years ended December 31, 2014, 2015, and 2016 was $1.3 billion, $1.5 billion, and $1.9 billion, respectively. The amount of interest supplements and residual support cash received totaled $1.8 billion, $1.9 billion, and $2.0 billion for the years ended December 31, 2014, 2015, and 2016, respectively.

Depreciation expense on vehicles subject to operating leases is recognized on a straight-line basis in an amount necessary to reduce the leased vehicle value to its estimated residual value at the end of the lease term. Our policy is to promptly sell returned off-lease vehicles. We evaluate our depreciation for leased vehicles on a regular basis taking into consideration various assumptions, such as expected residual values at lease termination (including residual value support payments from Ford) and the estimated number of vehicles that will be returned to us. Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. Upon disposition of the vehicle, the difference between net book value and actual proceeds is recorded as an adjustment to Depreciation on vehicles subject to operating leases.

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

Net investment in operating leases at December 31 was as follows (in millions):

	2015	2016
Vehicles, at cost (a)	$29,673	$32,823
Accumulated depreciation	(4,545)	(5,550)
Net investment in operating leases before allowance for credit losses	25,128	27,273
Allowance for credit losses	(49)	(64)
Net investment in operating leases	$25,079	$27,209
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At December 31, 2015 and 2016, net investment in operating leases before allowance for credit losses includes $13.3 billion and $11.8 billion, respectively, of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investments in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)

We have entered into a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The investment in these vehicles is included in Net investment in operating leases and Ford provides a limited guarantee of the residual value of these vehicles. The amount of employee and company vehicles at December 31, 2015 and 2016 was $652 million and $907 million, respectively. For the years ended December 31, 2014, 2015, and 2016, the operating lease revenue related to these vehicles was $259 million, $284 million, and $302 million, respectively.

The amounts contractually due for minimum rentals on operating leases at December 31, 2016 were as follows (in millions):

	2017	2018	2019	2020	2021
Minimum rentals on operating leases	$4,349	$2,750	$949	$66	$5

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

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

Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on the income statement. The uncollectible portion of finance receivables and operating leases are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer, borrower, or lessee, the value of the collateral, recourse to guarantors, and other factors.

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

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency – number of finance receivables and operating lease contracts that are expected to default over the loss emergence period, measured as repossessions; and

•	Loss severity – expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.

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

The loss emergence period (“LEP”) is an assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

For accounts greater than 120 days past due, the uncollectible portion is charged off such that the remaining recorded investment is equal to the estimated fair value of the collateral less costs to sell.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the years ended December 31 was as follows (in millions):

	2015
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$305	$16	$321	$38	$359
Charge-offs	(333)	(3)	(336)	(123)	(459)
Recoveries	120	6	126	62	188
Provision for credit losses	276	(2)	274	73	347
Other (a)	(11)	(1)	(12)	(1)	(13)
Ending balance	$357	$16	$373	$49	$422

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$338	$12	$350	$49	$399
Specific impairment allowance	19	4	23	—	23
Ending balance	357	16	373	49	$422

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	59,574	37,113	96,687	25,128
Specifically evaluated for impairment	375	134	509	—
Recorded investment	59,949	37,247	97,196	25,128

Ending balance, net of allowance for credit losses	$59,592	$37,231	$96,823	$25,079
__________

(a)	Primarily represents amounts related to translation adjustments.

	2016
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$357	$16	$373	$49	$422
Charge-offs	(435)	(8)	(443)	(175)	(618)
Recoveries	116	6	122	81	203
Provision for credit losses	436	2	438	109	547
Other (a)	(5)	(1)	(6)	—	(6)
Ending balance	$469	$15	$484	$64	$548

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$450	$13	$463	$64	$527
Specific impairment allowance	19	2	21	—	21
Ending balance	469	15	484	64	$548

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	64,971	38,020	102,991	27,273
Specifically evaluated for impairment	367	107	474	—
Recorded investment	65,338	38,127	103,465	27,273

Ending balance, net of allowance for credit losses	$64,869	$38,112	$102,981	$27,209
__________

(a)	Primarily represents amounts related to translation adjustments.

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

We use special purpose entities (“SPEs”) that are considered VIEs for most of our on-balance sheet securitizations. The SPEs are established for the sole purpose of financing the securitized financial assets. The SPEs are generally financed through the issuance of notes or commercial paper into the public or private markets or directly with conduits. We may purchase subordinated notes of the VIEs in addition to the investment we make as the residual interest holder of the transaction.

We continue to recognize our financial assets related to our sales of receivables when the financial assets are sold to a consolidated VIE or a consolidated voting interest entity. We derecognize our financial assets when the financial assets are sold to a non-consolidated entity and we do not maintain control over the financial assets.

Finance Receivables Classification

Finance receivables are accounted for as held for investment (“HFI”) if management has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. The determination of intent and ability to hold for the foreseeable future is highly judgmental and requires management to make good faith estimates based on all information available at the time of origination or purchase. If management does not have the intent and ability to hold the receivables, then the receivables are classified as held for sale (“HFS”).

Each quarter, we make a determination of whether it is probable that finance receivables originated or purchased during the quarter will be held for the foreseeable future based on historical receivables sale experience, internal forecasts and budgets, as well as other relevant, reliable information available through the date of evaluation. For purposes of this determination, we define probable to mean at least 70% likely and, consistent with our budgeting and forecasting period, we define foreseeable future to mean twelve months. We classify receivables on a receivable-by-receivable basis. Specific receivables included in off-balance sheet securitizations or whole-loan sale transactions are usually not identified until the month in which the sale occurs.

Held for Investment

Finance receivables originated or purchased during the quarter for which we determine that it is probable we will hold for the following twelve months are classified as HFI and recorded at the time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses. Cash flows resulting from the origination or purchase of and from the sale of receivables that were originally classified as HFI are recorded as an investing activity since GAAP requires the statement of cash flows presentation to be based on the original classification of the receivables.

Held for Sale

Finance receivables originated or purchased during the quarter for which we determine that it is not probable we will hold for the following twelve months are classified as HFS and carried at the lower of cost or fair value. Cash flows resulting from the origination or purchase and sale of these receivables are recorded as an operating activity. Once a decision has been made to sell receivables that were originally classified as HFI, the receivables are reclassified as HFS and carried at the lower of cost or fair value. The valuation adjustment, if applicable, is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Once receivables that were classified as HFS are sold, the receivables are removed from the balance sheet and the fair value adjustment is incorporated into the book value of receivables for purposes of determining the gain or loss on sale.

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

Most of these securitization transactions utilize VIEs. See Note 8 for additional information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements at December 31 (in billions):

	2015
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.4	$20.9	$0.1	$20.8	$18.9
Wholesale financing	2.0	25.1	—	25.1	15.3
Finance receivables	3.4	46.0	0.1	45.9	34.2
Net investment in operating leases	0.5	13.3	—	13.3	8.9
Total VIE	$3.9	$59.3	$0.1	$59.2	$43.1

Non-VIE
Retail financing	$0.4	$6.7	$—	$6.7	$6.1
Wholesale financing	—	1.0	—	1.0	0.8
Finance receivables	$0.4	$7.7	$—	$7.7	$6.9
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$7.7	$—	$7.7	$6.9

Total securitization transactions
Retail financing	$1.8	$27.6	$0.1	$27.5	$25.0
Wholesale financing	2.0	26.1	—	26.1	16.1
Finance receivables	$3.8	$53.7	$0.1	$53.6	$41.1
Net investment in operating leases	0.5	13.3	—	13.3	8.9
Total securitization transactions	$4.3	$67.0	$0.1	$66.9	$50.0
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	2016
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.5	$25.9	$0.2	$25.7	$22.7
Wholesale financing	1.0	25.2	—	25.2	13.6
Finance receivables	2.5	51.1	0.2	50.9	36.3
Net investment in operating leases	0.5	11.8	—	11.8	7.4
Total VIE	$3.0	$62.9	$0.2	$62.7	$43.7

Non-VIE
Retail financing	$0.4	$6.6	$—	$6.6	$6.1
Wholesale financing	—	0.8	—	0.8	0.6
Finance receivables	0.4	7.4	—	7.4	6.7
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$7.4	$—	$7.4	$6.7

Total securitization transactions
Retail financing	$1.9	$32.5	$0.2	$32.3	$28.8
Wholesale financing	1.0	26.0	—	26.0	14.2
Finance receivables	2.9	58.5	0.2	58.3	43.0
Net investment in operating leases	0.5	11.8	—	11.8	7.4
Total securitization transactions	$3.4	$70.3	$0.2	$70.1	$50.4
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2014	2015	2016
VIE	$504	$541	$671
Non-VIE	91	89	102
Total securitization transactions	$595	$630	$773

Certain of our securitization entities may enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency. In certain instances, the counterparty enters into offsetting derivative transactions with us to mitigate its interest rate risk resulting from derivatives with our securitization entities. These related derivatives are not the obligations of our securitization entities. See Note 9 for additional information regarding the accounting for derivatives. Our exposures based on the fair value of derivative instruments with external counterparties related to securitization programs at December 31 were as follows (in millions):

	2015		2016
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$85	$19	$25	$5
Derivatives related to the VIEs	19	29	11	21
Other securitization related derivatives	12	—	21	1
Total exposures related to securitization	$116	$48	$57	$27

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2014	2015	2016
Derivatives of the VIEs	$(9)	$(32)	$23
Derivatives related to the VIEs	(16)	12	(4)
Other securitization related derivatives	21	18	10
Total derivative expense/(income) related to securitization	$(4)	$(2)	$29

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

•	Retail financing – consumer credit risk and pre-payment risk;

•
Wholesale financing – dealer credit risk and Ford risk, as the receivables owned by the VIEs primarily arise from the financing provided by us to Ford-franchised dealers; therefore, the collections depend upon the sale of Ford vehicles; and

•	Net investment in operating leases – vehicle residual value risk, consumer credit risk, and pre-payment risk.

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at December 31, 2015 and 2016, and ranged from $0 to $72 million during 2015 and $0 to $12 million during 2016.

See Note 7 for additional information on the financial position and financial performance of our VIEs and Note 9 for additional information regarding derivatives.

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $66 million and $68 million at December 31, 2015 and 2016, respectively.

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

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for nonperformance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements and any posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the years ended December 31 were as follows (in millions):

	2014	2015	2016
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$304	$370	$367
Ineffectiveness (a)	20	3	4
Derivatives not designated as hedging instruments
Interest rate contracts	(41)	(58)	(9)
Foreign currency exchange contracts (b)	68	66	179
Cross-currency interest rate swap contracts	161	100	398
Total	$512	$481	$939
__________

(a)
For 2014, 2015, and 2016, hedge ineffectiveness reflects the net change in fair value on derivatives of $407 million gain, $72 million gain, and $120 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $387 million loss, $69 million loss, and $124 million gain, respectively.

(b)
The gains related to forward contracts between Ford Credit and an affiliated company were $68 million, $66 million, and $210 million for the years ended December 31, 2014, 2015, and 2016, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, at December 31 were as follows (in millions):

	2015			2016
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$28,964	$670	$16	$33,175	$487	$80
Derivatives not designated as hedging instruments
Interest rate contracts	62,638	159	112	61,689	156	74
Foreign currency exchange contracts (a)	1,713	22	4	1,791	24	4
Cross-currency interest rate swap contracts	3,137	73	111	3,201	242	8
Total derivative financial instruments, gross (b) (c)	$96,452	924	243	$99,856	909	166
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	As of December 31, 2015 and 2016, the net obligation to return cash collateral was $0 and $3 million, respectively.

(c)
At December 31, 2015 and 2016, the fair value of derivative assets and liabilities available for counterparty netting was $167 million and $113 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

Other assets and other liabilities and deferred income consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets at December 31 were as follows (in millions):

	2015	2016
Accrued interest and other non-finance receivables	$763	$889
Collateral held for resale, at net realizable value	498	621
Prepaid reinsurance premiums and other reinsurance recoverables	472	546
Deferred charges – income taxes	135	205
Property and equipment, net of accumulated depreciation (a)	142	156
Investment in non-consolidated affiliates	133	153
Deferred charges	63	122
Restricted cash (b)	56	108
Other	24	22
Total other assets	$2,286	$2,822
__________

(a)	Accumulated depreciation was $335 million and $347 million at December 31, 2015 and 2016, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income at December 31 were as follows (in millions):

	2015	2016
Interest payable	$553	$661
Unearned insurance premiums	484	556
Tax related payables to Ford and affiliated companies	105	96
Unrecognized tax benefits	75	65
Other	448	619
Total other liabilities and deferred income	$1,665	$1,997

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium, unamortized issuance costs, and adjustments related to designated fair value hedges (see Note 9 for additional information). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt or to the put date and are recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Other income, net.

Debt outstanding and interest rates at December 31 were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	2015	2016	2015	2016	2015	2016
Short-term debt
Unsecured debt
Floating rate demand notes	$5,926	$5,986
Commercial paper	1,722	4,507
Other short-term debt	2,708	3,803
Asset-backed debt	1,855	1,063
Total short-term debt	12,211	15,359	1.6%	2.3%	1.6%	2.3%
Long-term debt
Unsecured debt
Notes payable within one year	10,254	12,369
Notes payable after one year	48,672	49,308
Asset-backed debt
Notes payable within one year	18,855	19,286
Notes payable after one year	29,390	30,112
Unamortized discount	(25)	(8)
Unamortized issuance costs	(214)	(212)
Fair value adjustments	458	278
Total long-term debt	107,390	111,133	2.3%	2.4%	2.4%	2.5%
Total debt	$119,601	$126,492	2.2%	2.4%	2.3%	2.4%

Fair value of debt	$120,546	$128,001
Interest rate characteristics of debt payable after one year
Fixed interest rate	54,396	56,684
Variable interest rate (generally based on LIBOR or other short-term rates)	23,666	22,736
Total payable after one year	$78,062	$79,420

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

We measure debt at fair value for purposes of disclosure using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

The fair value of debt reflects interest accrued but not yet paid of $550 million and $658 million at December 31, 2015 and 2016, respectively. Accrued interest is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt includes $10.4 billion and $14.3 billion of short-term debt at December 31, 2015 and 2016, respectively, carried at cost, which approximates fair value.

Debt with affiliated companies included in the above table at December 31 was as follows (in millions):

	2015	2016
Other short-term debt	$88	$29
Notes payable within one year	13	—
Notes payable after one year	83	—
Total debt with affiliated companies	$184	$29

Interest expense on debt with affiliated companies is reported in Interest expense and was $25 million, $19 million, and $4 million for the years ended December 31, 2014, 2015, and 2016, respectively.

Maturities

Debt maturities at December 31, 2016 were as follows (in millions):

	2017 (a)	2018	2019	2020	2021	Thereafter (b)	Total
Unsecured debt	$26,665	$12,374	$11,135	$6,843	$9,125	$9,831	$75,973
Asset-backed debt	20,349	12,129	9,725	4,909	2,299	1,050	50,461
Total	47,014	24,503	20,860	11,752	11,424	10,881	126,434
Unamortized discount							(8)
Unamortized issuance costs							(212)
Fair value adjustments							278
Total debt							$126,492
__________

(a)	Includes $15,359 million for short-term and $31,655 million for long-term debt.

(b)	Includes $9,828 million of unsecured debt maturing between 2022 and 2026 with the remaining balance maturing by 2048.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $34.6 billion ($18.2 billion of retail financing, $6.1 billion of wholesale financing, and $10.3 billion of operating leases) at December 31, 2016. These committed liquidity facilities have varying maturity dates, with $17.5 billion having maturities within the next twelve months and the remaining balance having maturities through 2018. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT AND COMMITMENTS (Continued)

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2016, $19.9 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed.

Unsecured Credit Facilities

At December 31, 2016, we and our majority-owned subsidiaries had $5.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At December 31, 2016, $4.8 billion was available for use.

FCE’s £990 million (equivalent to $1.2 billion at December 31, 2016) syndicated credit facility (the “FCE Credit Agreement”) matures in 2019. At December 31, 2016, £690 million (equivalent to $850 million) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million).

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2021 and 25% of the commitments maturing on April 30, 2019. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At December 31, 2016, all $3.0 billion was available for use.

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

The Provision for income taxes for the years ended December 31 was estimated as follows (in millions):

	2014	2015	2016
Current
Federal	$(198)	$(454)	$(41)
Non-U.S.	154	161	222
State and local	(38)	(26)	(15)
Total current	(82)	(319)	166
Deferred
Federal	193	893	284
Non-U.S.	(6)	93	1
State and local	44	56	55
Total deferred	231	1,042	340
Provision for income taxes	$149	$723	$506

A reconciliation of the Provision for income taxes with the United States statutory tax rate as a percentage of Income before income taxes for the years ended December 31 is as follows:

	2014	2015	2016
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
Non-U.S. tax rates under U.S. rate	(3.0)	(3.0)	(3.8)
State and local income taxes	(0.2)	1.0	1.3
U.S. tax on non-U.S. earnings (a)	(21.4)	0.2	(4.9)
Other	(2.4)	(0.2)	(0.7)
Valuation allowance	—	1.7	—
Effective tax rate	8.0%	34.7%	26.9%
________

(a)
During 2014, we changed our method for measuring currency gains and losses in computing the earnings of our European operations under U.S. tax law.  Implementation of the new method resulted in a reduction of U.S. tax on non-U.S. earnings of approximately $360 million due to realization of additional foreign tax credits.

At December 31, 2016, $3.2 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided.  Repatriation of these earnings in their entirety would result in a residual U.S. tax liability of about $700 million. Our measure of the amount of non-U.S. earnings considered indefinitely reinvested in operations outside the United States reflects accumulated earnings determined under U.S. tax law.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES (Continued)

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

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2015	2016
Deferred tax assets
Net operating loss carryforwards	$540	$1,207
Provision for credit losses	87	191
Other foreign	75	83
Employee benefit plans	10	34
Foreign tax credits	756	803
Other	280	89
Total gross deferred tax assets	1,748	2,407
Less: Valuation allowance	(47)	(42)
Total net deferred tax assets	1,701	2,365
Deferred tax liabilities
Leasing transactions	3,338	4,479
Finance receivables	688	594
Other foreign	330	303
Other	18	14
Total deferred tax liabilities	4,374	5,390
Net deferred tax liability	$2,673	$3,025

At December 31, 2016, we have a valuation allowance of $42 million for deferred tax assets related to our Latin American operations.

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

Operating loss carryforwards for tax purposes were $3.6 billion at December 31, 2016, resulting in a deferred tax asset of $1.2 billion. These losses begin to expire in 2019 with a substantial portion expiring in 2037. Tax benefits of net operating loss carryforwards and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES (Continued)

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned is included in Other income, net while interest expense is included in Interest expense.

The changes in the unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2014	2015	2016
Beginning balance	$159	$111	$91
Increase - tax positions in prior periods	28	9	2
Increase - tax positions in current period	1	1	—
Decrease - tax positions in prior periods	(44)	(22)	(1)
Settlements	(33)	(8)	(12)
Ending balance	$111	$91	$80

The amount of unrecognized tax benefits at December 31, 2014, 2015, and 2016 that would impact the effective tax rate if recognized, was $88 million, $76 million, and $69 million, respectively. We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.

We have settled our U.S. federal income tax matters related to tax years prior to 2012 in accordance with our intercompany tax sharing agreement with Ford. The Ford consolidated tax return is currently under examination for the 2012 and 2013 tax years. Examinations by tax authorities have been completed through 2008 in Germany, 2010 in Canada, and 2014 in the United Kingdom.

We recognize income tax-related penalties in Provision for/(Benefit from) income taxes on our income statement.  We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford in Other income, net on our income statement. For the years ended December 31, 2014, 2015, and 2016, we recorded $13 million in net tax related interest expense, $3 million in net tax related interest income, and $8 million in net tax related interest income, respectively, in our income statement. At December 31, 2015 and 2016, we recorded a net payable of $37 million and $11 million, respectively, for tax related interest in Other liabilities and deferred income.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balance of Accumulated Other Comprehensive Income/(Loss) (“AOCI”) attributable to Ford Credit for the years ended December 31 were as follows (in millions):

	2014	2015	2016
Foreign currency translation
Beginning balance	$717	$160	$(607)
Net gain/(loss) on foreign currency translation	(547)	(767)	(283)
Reclassifications from shareholder’s interest (a)	(10)	—	—
Other comprehensive income/(loss) including reclassification adjustments, net of tax	(557)	(767)	(283)
Ending balance	$160	$(607)	$(890)

Total AOCI ending balance at December 31	$160	$(607)	$(890)
__________

(a)
In 2014, we recorded a foreign currency translation adjustment related to the acquisition of a subsidiary of Ford. This adjustment also increased Shareholder’s interest and did not impact the Total Shareholder’s interest on our balance sheet.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. INSURANCE

We conduct insurance underwriting operations primarily through The American Road Insurance Company (“TARIC”). TARIC is a wholly owned subsidiary of Ford Credit operating in the United States and Canada. TARIC provides physical damage insurance coverage for Ford Credit financed vehicles at dealer locations and Ford and Lincoln vehicles in transit between final assembly plants and dealer locations. In addition, TARIC provides a variety of other insurance products and services to Ford and its affiliates, including contractual liability insurance on extended service contracts. TARIC provides commercial automobile and general liability insurance and surety bonds for Ford in the United States.

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

Reinsurance activity primarily consists of ceding a majority of the contractual liability insurance business related to automotive extended service plan contracts for a ceding commission. Commissions on ceded amounts are earned on the same basis as related premiums. Reinsurance contracts do not relieve TARIC from its obligations to its policyholders. Failure of reinsurers to honor their obligations could result in losses to TARIC. Therefore, TARIC either directly or indirectly (via insurance brokers) monitors the underlying business and financial performance of the reinsurers. In addition, where deemed necessary, TARIC may require collateral or utilize multiple reinsurers to mitigate concentration risk.

Insurance Assets

Cash, cash equivalents, and marketable securities related to insurance activities at December 31 were as follows (in millions):

	2015	2016
Cash and cash equivalents	$210	$99
Marketable securities	369	475
Total cash, cash equivalents, and marketable securities	$579	$574

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $12 million at December 31, 2015 and 2016 and were included in Marketable securities.
Amounts paid to reinsurers relating to the unexpired portion of the underlying automotive service contracts, and amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses are reported in Other assets. Prepaid reinsurance premiums and other reinsurance recoverables were $472 million and $546 million at December 31, 2015 and 2016, respectively. This includes amounts ceded to Ford and its affiliates of $176 million and $91 million at December 31, 2015 and 2016, respectively.

Insurance Liabilities

Other liabilities and deferred income includes unearned insurance premiums of $484 million and $556 million at December 31, 2015 and 2016, respectively, all of which are from Ford and its affiliates.

The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $8 million and $6 million at December 31, 2015 and 2016, respectively, and was included in Other liabilities and deferred income.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. INSURANCE (Continued)

Insurance Premiums

Insurance premiums written and earned for the years ended December 31 were as follows (in millions):

	2014		2015		2016
	Written	Earned	Written	Earned	Written	Earned
Direct	$293	$230	$328	$254	$371	$298
Assumed	—	—	—	—	—	—
Ceded	(166)	(105)	(194)	(121)	(215)	(142)
Net premiums	$127	$125	$134	$133	$156	$156

The net premiums earned with Ford and its affiliates were $75 million, $90 million, and $133 million for the years ended December 31, 2014, 2015, and 2016, respectively.

Insurance Expenses

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses for the years ended December 31 were as follows (in millions):

	2014	2015	2016
Insurance losses	$115	$80	$146
Loss adjustment expenses	6	5	5
Reinsurance income and other expenses, net	(14)	(16)	(26)
Insurance expenses	$107	$69	$125

Insurance expenses with Ford and its affiliates were $30 million, $36 million, and $55 million for the years ended December 31, 2014, 2015, and 2016, respectively.

Insurance expenses were reduced by ceded insurance expenses of $68 million, $76 million, and $95 million for the years ended December 31, 2014, 2015, and 2016, respectively.

NOTE 15. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the years ended December 31 were as follows (in millions):

	2014	2015	2016
Gains/(Losses) on derivatives	$208	$110	$575
Currency revaluation gains/(losses)	(236)	(161)	(575)
Interest and investment income (a)	53	69	85
Insurance fee income	74	88	90
Other	166	178	155
Total other income, net	$265	$284	$330
__________

(a)	Includes interest income primarily on notes receivable from affiliated companies of $5 million, $3 million, and $5 million, for December 31, 2014, 2015, and 2016 respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. RETIREMENT BENEFITS

We are a participating employer in certain retirement plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2016, filed separately with the Securities and Exchange Commission.

Employee Retirement Plans

Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary, and contributions. The allocation amount can be impacted by key assumptions (e.g., discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees participating in the Ford-sponsored defined benefit plans were $71 million, $86 million, and $125 million for the years ended December 31, 2014, 2015, and 2016, respectively. Allocated costs for defined contribution and savings plans were $4 million, $4 million, and $5 million for the years ended December 31, 2014, 2015, and 2016, respectively. All retirement plan costs are charged to Operating expenses.

Postretirement Health Care and Life Insurance Benefits

Postretirement health care and life insurance benefits are provided under certain Ford plans, which provide benefits to retired salaried employees in North America. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

Postretirement health care and life insurance costs allocated to Ford Credit for our employees participating in the Ford-sponsored plans were $4 million, $4 million, and $3 million for the years ended December 31, 2014, 2015, and 2016, respectively, and were charged to Operating expenses.

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Adjustment to Receivables (a)	Total Unallocated/Eliminations	Total
2014
Total revenue (b)	$7,351	$1,651	$(6)	$—	$(6)	$8,996
Income before income taxes	1,399	461	(6)	—	(6)	1,854
Other disclosures:
Depreciation on vehicles subject to operating leases	3,045	43	—	—	—	3,088
Interest expense	2,010	646	—	—	—	2,656
Provision for credit losses	157	40	—	—	—	197
Net finance receivables and net investment in operating leases	91,021	21,762	—	(4,350)	(4,350)	108,433
Total assets	96,016	26,092	—	—	—	122,108

2015
Total revenue (b)	$8,048	$1,650	$(1)	$—	$(1)	$9,697
Income before income taxes	1,629	458	(1)	—	(1)	2,086
Other disclosures:
Depreciation on vehicles subject to operating leases	3,603	37	—	—	—	3,640
Interest expense	1,811	605	—	—	—	2,416
Provision for credit losses	294	53	—	—	—	347
Net finance receivables and net investment in operating leases	103,268	23,964	—	(5,330)	(5,330)	121,902
Total assets	109,339	28,109	—	—	—	137,448

2016
Total revenue (b)	$9,190	$1,650	$69	$—	$69	$10,909
Income before income taxes	1,408	402	69	—	69	1,879
Other disclosures:
Depreciation on vehicles subject to operating leases	4,291	38	—	—	—	4,329
Interest expense	2,171	584	—	—	—	2,755
Provision for credit losses	476	71	—	—	—	547
Net finance receivables and net investment in operating leases	111,663	25,202	—	(6,675)	(6,675)	130,190
Total assets	116,776	29,313	—	—	—	146,089
__________

(a)	Includes unearned interest supplements and residual support, allowances for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Represents Total financing revenue and Other revenue.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data, split geographically into the United States (which is our country of domicile) and other countries or regions where our major subsidiaries are domiciled, for the years ended or at December 31 were as follows (in millions):

	2014	2015	2016
Total revenue (a)
United States	$6,377	$7,070	$8,151
Canada	998	981	1,093
Europe	1,041	979	985
All other	580	667	680
Total revenue	$8,996	$9,697	$10,909

Income before income taxes
United States	$1,199	$1,298	$1,070
Canada	148	247	304
Europe	332	316	259
All other	175	225	246
Total income before income taxes	$1,854	$2,086	$1,879

Finance receivables, net and net investment in operating leases
United States	$76,578	$88,237	$93,254
Canada	10,449	10,037	12,168
Europe	16,708	18,657	18,485
All other	4,698	4,971	6,283
Total finance receivables, net and net investment in operating leases	$108,433	$121,902	$130,190
__________

(a)	Represents Total financing revenue and Other revenue.

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Total revenue (a)	$2,282	$2,338	$2,478	$2,599	$9,697
Depreciation on vehicles subject to operating leases	(816)	(858)	(956)	(1,010)	(3,640)
Interest expense	(638)	(599)	(582)	(597)	(2,416)
Total financing margin and other revenue	828	881	940	992	3,641
Provision for credit losses	67	72	100	108	347
Net income	306	340	365	352	1,363

2016
Total revenue (a)	$2,608	$2,688	$2,796	$2,817	$10,909
Depreciation on vehicles subject to operating leases	(1,014)	(1,075)	(1,085)	(1,155)	(4,329)
Interest expense	(646)	(687)	(697)	(725)	(2,755)
Total financing margin and other revenue	948	926	1,014	937	3,825
Provision for credit losses	128	137	138	144	547
Net income	358	296	386	333	1,373
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We have rental commitments for certain land, buildings, and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2016 were as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter
Minimum rentals on operating leases	$18	$11	$8	$6	$4	$8

Rental expense under cancelable and non-cancelable leases of $26 million, $27 million, and $26 million was recorded in Operating expenses for the years ended December 31, 2014, 2015, and 2016, respectively.

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

The maximum potential payments under these guarantees and limited indemnities totaled $80 million and $35 million at December 31, 2015 and 2016, respectively. Of these values, $74 million and $31 million at December 31, 2015 and 2016, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2015 and 2016.

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

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS AND CONTINGENCIES (Continued)

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