Form 10-Q
period 2017-03-31
FORD MOTOR CREDIT CO LLC
filed 2017-04-27
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended March 31,
	2016	2017
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,318	$1,366
Retail financing	736	802
Dealer financing	440	451
Other	12	17
Total financing revenue	2,506	2,636
Depreciation on vehicles subject to operating leases	(1,014)	(1,064)
Interest expense	(646)	(729)
Net financing margin	846	843
Other revenue
Insurance premiums earned	39	40
Fee based revenue and other	—	55
Total financing margin and other revenue	885	938
Expenses
Operating expenses	294	304
Provision for credit losses (Note 6)	128	152
Insurance expenses	12	31
Total expenses	434	487

Other income, net (Note 13)	63	30

Income before income taxes	514	481
Provision for income taxes	156	148
Net income	$358	$333

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2016	2017
	First Quarter
	(unaudited)
Net income	$358	$333
Other comprehensive income/(loss), net of tax (Note 12)
Foreign currency translation	172	90
Total other comprehensive income/(loss), net of tax	172	90
Comprehensive income/(loss)	530	423
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$530	$423

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2016	March 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$8,077	$8,268
Marketable securities (Note 3)	3,280	3,687
Finance receivables, net (Note 4)	102,981	106,575
Net investment in operating leases (Note 5)	27,209	26,428
Notes and accounts receivable from affiliated companies	811	983
Derivative financial instruments (Note 9)	909	806
Other assets (Note 10)	2,822	2,785
Total assets	$146,089	$149,532

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,065	$1,119
Affiliated companies	336	535
Total accounts payable	1,401	1,654
Debt (Note 11)	126,492	129,210
Deferred income taxes	3,230	3,308
Derivative financial instruments (Note 9)	166	255
Other liabilities and deferred income (Note 10)	1,997	1,898
Total liabilities	133,286	136,325

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income/(loss) (Note 12)	(890)	(800)
Retained earnings	8,466	8,780
Total shareholder’s interest attributable to Ford Motor Credit Company	12,803	13,207
Shareholder’s interest attributable to noncontrolling interests	—	—
Total shareholder’s interest	12,803	13,207
Total liabilities and shareholder’s interest	$146,089	$149,532

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2016	March 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$3,047	$2,645
Finance receivables, net	50,857	52,860
Net investment in operating leases	11,761	12,325
Derivative financial instruments	25	29

LIABILITIES
Debt	$43,730	$42,960
Derivative financial instruments	5	4

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss) (Note 12)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2015	$5,227	$(607)	$7,093	$11,713	$1	$11,714
Net income	—	—	358	358	—	358
Other comprehensive income/(loss), net of tax	—	172	—	172	—	172
Distributions declared	—	—	—	—	—	—
Balance at March 31, 2016	$5,227	$(435)	$7,451	$12,243	$1	$12,244

Balance at December 31, 2016	$5,227	$(890)	$8,466	$12,803	$—	$12,803
Net income	—	—	333	333	—	333
Other comprehensive income/(loss), net of tax	—	90	—	90	—	90
Adoption of accounting standard (Note 2)	—	—	9	9	—	9
Distributions declared	—	—	(28)	(28)	—	(28)
Balance at March 31, 2017	$5,227	$(800)	$8,780	$13,207	$—	$13,207

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2016	2017
	First Quarter
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	1,803	1,460

Cash flows from investing activities
Purchases of finance receivables	(8,243)	(9,388)
Collections of finance receivables	7,760	8,880
Purchases of operating lease vehicles	(3,558)	(3,270)
Liquidations of operating lease vehicles	1,913	2,166
Net change in wholesale receivables and other short-duration receivables	(2,124)	(1,510)
Purchases of marketable securities	(2,582)	(1,883)
Proceeds from sales and maturities of marketable securities	453	1,479
Settlements of derivatives	(13)	22
All other investing activities	(60)	10
Net cash provided by/(used in) investing activities	(6,454)	(3,494)

Cash flows from financing activities
Proceeds from issuances of long-term debt	15,529	13,243
Principal payments on long-term debt	(9,216)	(11,731)
Change in short-term debt, net	(277)	722
Cash distributions to parent	—	(28)
All other financing activities	(44)	(37)
Net cash provided by/(used in) financing activities	5,992	2,169

Effect of exchange rate changes on cash and cash equivalents	123	56

Net increase/(decrease) in cash and cash equivalents	$1,464	$191

Cash and cash equivalents at January 1	$8,886	$8,077
Net increase/(decrease) in cash and cash equivalents	1,464	191
Cash and cash equivalents at March 31	$10,350	$8,268

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

We reclassified certain prior period amounts in our consolidated financial statements to conform to current year presentation.

NOTE 2. ACCOUNTING POLICIES

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Adoption of New Accounting Standards

Accounting Standard Update (“ASU”) 2014-09, Revenue - Revenue from Contracts with Customers. We have adopted the new accounting standard, ASC 606 Revenue from Contracts with Customers and all the related amendments as of January 1, 2017 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods. Adoption of the new revenue standard resulted in changes to the timing of revenue recognition and in the reclassification between financial statement line items. Under the new standard, we recognize insurance commissions at the time of sale of the product or service to our customer; previously, such income was recognized over the life of the insurance contract. The new standard also provided additional clarity that resulted in reclassifications from Other income, net to a new financial statement line entitled Fee based revenue and other.

We recognized the cumulative effect of initially applying the new standard as a $9 million increase to the opening balance of Retained earnings with the offset primarily reflected in Other assets. When compared to the previous standard, the impact of adopting the new standard was immaterial to Other assets and Retained earnings at March 31, 2017 and Net income for the period ended March 31, 2017. Under the previous standard, amounts reported in Fee based revenue and other for the period ended March 31, 2017 would have been included in Other income, net.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

We also adopted the following standards during 2017, none of which had a material impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2017-05	Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Asset Derecognition Guidance	January 1, 2017
2017-04	Goodwill and Other - Simplifying the Test for Goodwill Impairment	January 1, 2017
2017-03	Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures	January 1, 2017
2017-01	Business Combinations - Clarifying the Definition of a Business	January 1, 2017
2016-17	Consolidation - Interests Held through Related Parties That Are Under Common Control	January 1, 2017
2016-09	Stock Compensation - Improvements to Employee Share-Based Payment Accounting	January 1, 2017
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2017

Accounting Standards Issued But Not Yet Adopted

The following represent the standards that will, or are expected to, result in a significant change in practice and/or have a significant financial impact to Ford Credit.

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We are assessing the potential impact to our financial statements and disclosures.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

	Fair Value Level	December 31, 2016	March 31, 2017
Cash and cash equivalents
U.S. government	1	$924	$749
U.S. government agencies	2	—	400
Non-U.S. government and agencies	2	142	283
Corporate debt	2	—	—
Total marketable securities classified as cash equivalents		1,066	1,432
Cash, time deposits and money market funds		7,011	6,836
Total cash and cash equivalents		$8,077	$8,268

Marketable securities
U.S. government	1	$1,634	$1,894
U.S. government agencies	2	505	459
Non-U.S. government and agencies	2	632	649
Corporate debt	2	475	657
Other marketable securities	2	34	28
Total marketable securities		$3,280	$3,687

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES

We manage finance receivables as “consumer” and “non-consumer” portfolios. The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2016	March 31, 2017
Consumer
Retail financing, gross	$68,121	$69,342
Unearned interest supplements from Ford and affiliated companies	(2,783)	(2,882)
Consumer finance receivables	65,338	66,460

Non-Consumer
Dealer financing	36,951	38,746
Other financing	1,176	1,886
Non-Consumer finance receivables	38,127	40,632
Total recorded investment	$103,465	$107,092

Recorded investment in finance receivables	$103,465	$107,092
Allowance for credit losses	(484)	(517)
Finance receivables, net	$102,981	$106,575

Net finance receivables subject to fair value (a)	$100,857	$104,318
Fair value	101,576	104,948
__________

(a)
At December 31, 2016 and March 31, 2017, Finance receivables, net includes $2.1 billion and $2.3 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at December 31, 2016 and March 31, 2017 was $224 million and $221 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2016 and March 31, 2017 were consumer receivables of $32.5 billion and $33.4 billion, respectively, and non-consumer receivables of $26.0 billion and $26.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $21 million and $18 million at December 31, 2016 and March 31, 2017, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis at December 31, 2016 and March 31, 2017.

The aging analysis of finance receivables balances was as follows (in millions):

	December 31, 2016	March 31, 2017
Consumer
31-60 days past due	$760	$654
61-90 days past due	114	85
91-120 days past due	34	29
Greater than 120 days past due	39	38
Total past due	947	806
Current	64,391	65,654
Consumer finance receivables	65,338	66,460

Non-Consumer
Total past due	107	106
Current	38,020	40,526
Non-Consumer finance receivables	38,127	40,632
Total recorded investment	$103,465	$107,092

Credit Quality

Consumer Portfolio

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

Non-Consumer Portfolio

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2016	March 31, 2017
Dealer financing
Group I	$29,926	$31,196
Group II	5,552	5,952
Group III	1,380	1,449
Group IV	93	149
Total recorded investment	$36,951	$38,746

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2016 and March 31, 2017 was $367 million, or 0.6% of consumer receivables, and $385 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2016 and March 31, 2017 was $107 million, or 0.3% of non-consumer receivables, and $164 million, or 0.4% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	December 31, 2016	March 31, 2017
Vehicles, at cost (a)	$32,823	$31,955
Accumulated depreciation	(5,550)	(5,460)
Net investment in operating leases before allowance for credit losses	27,273	26,495
Allowance for credit losses	(64)	(67)
Net investment in operating leases	$27,209	$26,428
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At December 31, 2016 and March 31, 2017, net investment in operating leases before allowance for credit losses includes $11.8 billion and $12.3 billion, respectively, of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

We have a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. Effective January 1, 2017, the financing we provide under this agreement is reflected on our balance sheet in Finance receivables, net. Previously, these amounts were reflected in Net investment in operating leases. The amount included in Net investment in operating leases at December 31, 2016 was $907 million. The revenue related to these agreements is now reflected in Other financing revenue. Previously, this activity was reflected on our income statement in Operating leases revenue and Depreciation on vehicles subject to operating leases and for the period ended March 31, 2016 was $67 million and $61 million, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended March 31 (in millions) was as follows:

	First Quarter 2016
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$357	$16	$373	$49	$422
Charge-offs	(102)	1	(101)	(40)	(141)
Recoveries	29	1	30	19	49
Provision for credit losses	102	1	103	25	128
Other (a)	4	1	5	—	5
Ending balance	$390	$20	$410	$53	$463

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$371	$13	$384	$53	$437
Specific impairment allowance	19	7	26	—	26
Ending balance	390	20	410	53	$463

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	60,581	39,583	100,164	25,941
Specifically evaluated for impairment	373	149	522	—
Recorded investment	60,954	39,732	100,686	25,941

Ending balance, net of allowance for credit losses	$60,564	$39,712	$100,276	$25,888
__________

(a)	Primarily represents amounts related to translation adjustments.

	First Quarter 2017
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$469	$15	$484	$64	$548
Charge-offs	(123)	(2)	(125)	(52)	(177)
Recoveries	34	—	34	24	58
Provision for credit losses	121	—	121	31	152
Other (a)	3	—	3	—	3
Ending balance	$504	$13	$517	$67	$584

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$483	$13	$496	$67	$563
Specific impairment allowance	21	—	21	—	21
Ending balance	504	13	517	67	$584

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	66,075	40,468	106,543	26,495
Specifically evaluated for impairment	385	164	549	—
Recorded investment	66,460	40,632	107,092	26,495

Ending balance, net of allowance for credit losses	$65,956	$40,619	$106,575	$26,428
__________

(a)	Primarily represents amounts related to translation adjustments.

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

	December 31, 2016
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	March 31, 2017
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$27.5	$0.2	$27.3	$24.3
Wholesale financing	0.3	25.6	—	25.6	10.6
Finance receivables	2.0	53.1	0.2	52.9	34.9
Net investment in operating leases	0.6	12.3	—	12.3	8.1
Total VIE	$2.6	$65.4	$0.2	$65.2	$43.0

Non-VIE
Retail financing	$0.4	$5.9	$—	$5.9	$5.3
Wholesale financing	—	0.8	—	0.8	0.6
Finance receivables	0.4	6.7	—	6.7	5.9
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$6.7	$—	$6.7	$5.9

Total securitization transactions
Retail financing	$2.1	$33.4	$0.2	$33.2	$29.6
Wholesale financing	0.3	26.4	—	26.4	11.2
Finance receivables	2.4	59.8	0.2	59.6	40.8
Net investment in operating leases	0.6	12.3	—	12.3	8.1
Total securitization transactions	$3.0	$72.1	$0.2	$71.9	$48.9
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

NOTE 8. VARIABLE INTEREST ENTITIES

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. VARIABLE INTEREST ENTITIES (Continued)

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $68 million and $70 million at December 31, 2016 and March 31, 2017, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2017
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$99	$70
Ineffectiveness (a)	17	(4)
Derivatives not designated as hedging instruments
Interest rate contracts	(48)	7
Foreign currency exchange contracts	33	(29)
Cross-currency interest rate swap contracts	195	58
Total	$296	$102
__________

(a)
For the first quarter of 2016 and 2017, hedge ineffectiveness reflects the net change in fair value on derivatives of $610 million gain and $89 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $593 million loss and $85 million gain, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are recorded on the balance sheet at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposures in the event of default or breach of the counterparty agreement. Collateral represents cash received or paid under reciprocal arrangements that we have entered into with our derivative counterparties which we do not use to offset our derivative assets and liabilities.

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2016			March 31, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$33,175	$487	$80	$35,904	$372	$175
Derivatives not designated as hedging instruments
Interest rate contracts	61,689	156	74	56,414	136	71
Foreign currency exchange contracts (a)	1,791	24	4	1,756	—	9
Cross-currency interest rate swap contracts	3,201	242	8	3,230	298	—
Total derivative financial instruments, gross (b) (c)	$99,856	$909	$166	$97,304	$806	$255
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	At December 31, 2016 and March 31, 2017, we held collateral of $15 million and $19 million, and we posted collateral of $12 million and $10 million, respectively.

(c)
At December 31, 2016 and March 31, 2017, the fair value of assets and liabilities available for counterparty netting was $113 million and $153 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2016	March 31, 2017
Accrued interest and other non-finance receivables	$889	$917
Prepaid reinsurance premiums and other reinsurance receivables	546	563
Collateral held for resale, at net realizable value	621	530
Deferred charges – income taxes	205	205
Investment in non-consolidated affiliates	153	165
Property and equipment, net of accumulated depreciation (a)	156	161
Deferred charges	122	125
Restricted cash (b)	108	89
Other	22	30
Total other assets	$2,822	$2,785
__________

(a)	Accumulated depreciation was $347 million and $353 million at December 31, 2016 and March 31, 2017, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income were as follows (in millions):

	December 31, 2016	March 31, 2017
Unearned insurance premiums and fees	$650	$668
Interest payable	661	526
Income tax and related interest	294	295
Deferred revenue	143	153
Payroll and employee benefits	51	40
Other	198	216
Total other liabilities and deferred income	$1,997	$1,898

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $120 million, $120 million, and $130 million at December 31, 2016, January 1, 2017, and March 31, 2017, respectively. The January 1, 2017 balance reflects adoption of the new revenue recognition standard. See Note 2 for additional information.

Admission fee revenue on group financing products is generally recognized evenly over the term of the agreement, which is up to 84 months. Increases in the admission fee deferred revenue balance are the result of payments due during the current period in advance of satisfying our performance under the contract and decreases are a result of revenue recognized during the current period that was previously deferred. The total amount of admission fee revenue recognized in the first quarter of 2017 that was included in the beginning balance of deferred revenue at January 1, 2017 was $7 million.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2016	March 31, 2017	2016	2017	2016	2017
Short-term debt
Unsecured debt
Floating rate demand notes	$5,986	$6,147
Commercial paper	4,507	4,986
Other short-term debt	3,803	4,498
Asset-backed debt	1,063	576
Total short-term debt	15,359	16,207	2.3%	2.3%	2.3%	2.3%
Long-term debt
Unsecured debt
Notes payable within one year	12,369	11,777
Notes payable after one year	49,308	52,890
Asset-backed debt (a)
Notes payable within one year	19,286	18,228
Notes payable after one year	30,112	30,155
Unamortized discount	(8)	(7)
Unamortized issuance costs	(212)	(224)
Fair value adjustments (b)	278	184
Total long-term debt	111,133	113,003	2.4%	2.4%	2.5%	2.5%
Total debt	$126,492	$129,210	2.4%	2.4%	2.4%	2.5%

Fair value of debt (c)	$128,001	$131,748
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

(c)
The fair value of debt includes $14.3 billion and $15.6 billion of short-term debt at December 31, 2016 and March 31, 2017, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balance of Accumulated other comprehensive income/(loss) (“AOCI”) attributable to Ford Credit for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2017
Foreign currency translation
Beginning balance	$(607)	$(890)
Net gain/(loss) on foreign currency translation	172	90
Other comprehensive income/(loss), net of tax	172	90
Ending balance	$(435)	$(800)

Total AOCI ending balance at March 31	$(435)	$(800)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2016	2017
Gains/(Losses) on derivatives	$199	$32
Currency revaluation gains/(losses)	(219)	(34)
Interest and investment income	28	23
Insurance fee income	21	—
Other	34	9
Total other income, net	$63	$30

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT INFORMATION

Beginning with the first quarter of 2017, we have three reportable segments in our consolidated financial statements to align with our new management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: the Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other. The following is a brief description of our segments:

•Americas Segment -- United States, Canada, Mexico, Brazil, and Argentina
•Europe Segment -- European region and South Africa
•Asia Pacific Segment -- China and India

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates.

Key operating data for our business segments for the periods ended or at March 31 were as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
First Quarter 2016
Total revenue (b)	$2,279	$251	$85	$2,615	$(7)	$2,608
Income before income taxes	423	81	17	521	(7)	514
Other disclosures:
Depreciation on vehicles subject to operating leases	1,008	6	—	1,014	—	1,014
Interest expense	533	70	43	646	—	646
Provision for credit losses	113	10	5	128	—	128
Net finance receivables and net investment in operating leases	107,176	20,612	4,042	131,830	(5,666)	126,164
Total assets	117,856	23,775	4,543	146,174	—	146,174

First Quarter 2017
Total revenue (b)	$2,405	$228	98	$2,731	$—	$2,731
Income before income taxes	358	77	28	463	18	481
Other disclosures:
Depreciation on vehicles subject to operating leases	1,053	11	—	1,064	—	1,064
Interest expense	617	61	51	729	—	729
Provision for credit losses	144	6	2	152	—	152
Net finance receivables and net investment in operating leases	114,171	20,840	4,947	139,958	(6,955)	133,003
Total assets	119,990	23,906	5,636	149,532	—	149,532
__________

(a)
Net finance receivables and Net investment in operating leases include unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

(b)
Total revenue for 2016 includes Total financing revenue, Insurance premiums earned, and Other income, net. For 2017, Total revenue includes Total financing revenue, Insurance premiums earned, and Fee based revenue and other. The change in the definition of Total revenue is the result of our adoption of the new revenue recognition accounting standard as of January 1, 2017 (see Note 2 for additional information).

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

The maximum potential payments under these guarantees and limited indemnities totaled $35 million and $34 million at December 31, 2016 and March 31, 2017, respectively. Of these values, $31 million and $30 million at December 31, 2016 and March 31, 2017, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2016 and March 31, 2017.

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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries as of March 31, 2017, and the related consolidated statements of income and comprehensive income for the three month periods ended March 31, 2017 and 2016 and the consolidated statements of shareholder’s interest and condensed consolidated statement of cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholder’s interest, and cash flows for the year then ended (not presented herein), and in our report dated February 9, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
April 27, 2017

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 2016 Form 10-K Report.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. For additional information, refer to the “Critical Accounting Estimates” section of Item 7 of Part II of our 2016 Form 10-K Report.

•	Exchange – Reflects changes in pre-tax results driven by the effects of converting functional currency income to U.S. dollars and is reflected in all lines on the income statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Other – Primarily includes Operating expenses, Other revenue, Insurance expenses, and Other income, net on the income statement at prior period exchange rates.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, Other income, net changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in Unallocated Other, and other miscellaneous items.

In addition, the following definitions and calculations apply to the charts contained in Item 2 of this report:

•
Cash (as shown on the Funding Structure, Liquidity Sources, and Leverage charts) – Cash and cash equivalents and Marketable securities reported on Ford Credit’s balance sheet, excluding amounts related to insurance activities

•
Securitizations (as shown on the Public Term Funding Plan chart) – Public securitization transactions, Rule 144A offerings sponsored by Ford Motor Credit, and widely distributed offerings by Ford Credit Canada

•
Term Asset-Backed Securities (as shown on the Funding Structure chart) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Debt (as shown on the Leverage chart) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•
Unallocated Other (as shown on the Pre-Tax Results by Segment chart) – Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Quarter 2017 Compared with First Quarter 2016

The following chart shows our key metrics:

1Q 2017 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$126
$133
$132
$140
$514
$481
732
741
0.14%
0.16%
0.44%
0.54%
6%
6%
6%
9 ppts
2 bps
10 bps
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017

Receivables grew globally, led by retail financing

PBT lower as expected

Portfolio performing as expected

Disciplined and consistent practices

* Reconciliation to GAAP provided in the Financial Condition section

In the first quarter of 2017, receivables were higher than a year ago, while pre-tax profit was lower, as expected.

Overall, the portfolio continued to perform as expected. FICO scores remained consistent, and the over-60-day delinquency ratio of 16 basis points continued to be at the low end of our historical experience. The loss-to-receivables ratio of 54 basis points, up 10 basis points, was also below, but approaching, Ford Credit’s historical experience.

Origination, servicing, and collection practices remained disciplined and consistent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On a pre-tax basis, we earned $481 million in the first quarter of 2017, compared with $514 million a year ago. The following chart shows the factors that contributed to the strong first quarter pre-tax profit:

1Q 2017 PRE-TAX RESULTS (MILS)

$514
$481
$95
Residual Gains / (Losses) $(10)
Supplemental Depreciation (43)
$(26)
$(24)
$(53)
$(6)
$(19)
$(33)
1Q 2016
1Q 2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

Higher supplemental depreciation for lease residuals the largest contributor to lower PBT

Volume and mix primarily growth in retail receivables globally

Ford Credit’s first quarter pre-tax profit compared with 2016 is lower, driven by unfavorable lease residual performance in the U.S., mainly higher supplemental depreciation in response to expected lower auction values in the lease portfolio.

The favorable volume and mix reflects primarily growth in retail receivables globally.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Beginning with the first quarter of 2017, we have three reportable segments in our consolidated financial statements to align with our new management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: the Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance because they are managed at the corporate level are reflected in Unallocated Other. Results of operations by segment and Unallocated Other for the period ended March 31 are shown below (in millions). For additional information, see Note 14 of our Notes to the Financial Statements.

1Q 2017 PRE-TAX RESULTS BY SEGMENT (MILS)

$481
$463
$358
$77
$28
$18
Total
Americas
Europe
Asia Pacific
Unallocated Other*

B / (W) 1Q 2016	Total	Americas	Europe	Asia Pacific	Unallocated Other*
1Q 2016	$(33)	$(65)	$(4)	$11	$25

Solidly profitable globally

Unallocated Other primarily reflects market valuation adjustments to derivatives

Americas Segment

The Americas Segment first quarter 2017 pre-tax profit is lower compared with 2016 and is more than explained by unfavorable lease residual performance and higher credit losses. The unfavorable lease residual performance primarily reflects higher supplemental depreciation related to expected lower auction values in the lease portfolio. The credit losses reflect higher charge-offs driven by increased defaults and higher severities as well as the growth in receivables.

Europe Segment

The Europe Segment first quarter 2017 pre-tax profit compared with 2016 is largely unchanged.

Asia Pacific Segment

The Asia Pacific Segment first quarter 2017 pre-tax profit is higher compared with 2016, more than explained by favorable volume and mix, reflecting growth in consumer and non-consumer finance receivables.

Unallocated Other

The improvement in Unallocated Other in the first quarter of 2017 compared with 2016 reflects favorable performance in market valuation adjustments to derivatives. For additional information, see Notes 9 and 14 of our Notes to the Financial Statements.

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

The following chart shows our United States and Canada retail installment and lease share of new Ford- and Lincoln-brand vehicle retail sales and wholesale financing share of new Ford- and Lincoln-brand vehicles acquired by dealers. Also shown is the America’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

AMERICAS FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	First Quarter	
	2016	2017
Financing Shares		
Retail Installment and Lease Share of Ford Retail Sales (excl. Fleet)		
United States	57 %	57 %
Canada	73	75
Wholesale Share		
United States	75 %	76 %
Canada	61	60
Contract Placement Volume – New and Used Retail / Lease (000)		
United States	266	264
Canada	36	36
Mexico	10	10
Total Americas Segment	312	310

Financing shares and contract volume largely unchanged

Americas Segment first quarter 2017 share and total contract volume are largely unchanged compared with 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Europe’s retail installment and lease share of new Ford-brand vehicles sold and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is Europe’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

EUROPE FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	First Quarter 2016	First Quarter 2017
Financing Shares (incl. Fleet)		
Retail Installment and Lease Share of Total Ford Sales		
U.K.	40 %	36 %
Germany	43	47
Total Europe Segment	35	35
Wholesale Share		
U.K.	100 %	100 %
Germany	91	94
Total Europe Segment	98	99
Contract Placement Volume – New and Used Retail / Lease (000)		
U.K.	58	59
Germany	33	39
All Other	44	53
Total Europe Segment	135	151

Total segment financing shares unchanged

Growth in contract volume reflects higher industry sales

Europe Segment financing shares are unchanged. The growth in first quarter 2017 total contract volume compared with 2016 reflects higher industry sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Asia Pacific’s retail installment share of new Ford-brand vehicles sold by dealers and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is Asia Pacific’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

ASIA PACIFIC FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	First Quarter	
	2016	2017
Financing Shares (incl. Fleet)		
Retail Installment Share of Total Ford Sales		
China	13 %	24 %
India	3	9
Wholesale Share		
China	53 %	51 %
India	24	34
Contract Placement Volume – New and Used Retail (000)		
China	33	45
India	-	2
Total Asia Pacific Segment	33	47

Volume growth primarily reflects improved retail financing share in China

The increase in Asia Pacific Segment first quarter 2017 total contract volume compared with 2016 was a result of higher retail installment financing share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

RECEIVABLES

(Bils)	2016 Mar 31	2016 Dec 31	2017 Mar 31
Net Receivables *			
Finance receivables – Americas			
Consumer retail financing	$ 49.9	$ 54.1	$ 54.4
Non-consumer: Dealer financing	27.8	27.9	28.4
Non-consumer: Other	0.9	1.1	1.8
Total finance receivables – Americas	$ 78.6	$ 83.1	$ 84.6
Finance receivables – Europe			
Consumer retail financing	$ 11.2	$ 11.1	$ 11.9
Non-consumer: Dealer financing	8.8	7.3	8.5
Non-consumer: Other	0.3	0.1	0.1
Total finance receivables – Europe	$ 20.3	$ 18.5	$ 20.5
Finance receivables – Asia Pacific			
Consumer retail financing	$ 2.1	$ 2.9	$ 3.0
Non-consumer: Dealer financing	1.9	1.8	1.9
Non-consumer: Other	-	-	-
Total finance receivables – Asia Pacific	$ 4.0	$ 4.7	$ 4.9
Unearned interest supplements	(2.2)	(2.8)	(2.9)
Allowance for credit losses	(0.4)	(0.5)	(0.5)
Finance receivables, net	$ 100.3	$ 103.0	$ 106.6
Net investment in operating leases	25.9	27.2	26.4
Total net receivables	$ 126.2	$ 130.2	$ 133.0
Managed Receivables			
Total net receivables (GAAP)	$ 126.2	$ 130.2	$ 133.0
Unearned interest supplements and residual support	4.6	5.3	5.5
Allowance for credit losses	0.5	0.5	0.6
Other, primarily accumulated supplemental depreciation	0.5	0.9	0.9
Total managed receivables (Non-GAAP)	$ 131.8	$ 136.9	$ 140.0

__________

*
At March 31, 2016, December 31, 2016, and March 31, 2017, includes consumer receivables before allowance for credit losses of $30.7 billion, $32.5 billion, and $33.4 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.8 billion, $26.0 billion, and $26.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2016, December 31, 2016, and March 31, 2017, includes net investment in operating leases before allowance for credit losses of $13.3 billion, $11.8 billion, and $12.3 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2016 Form 10-K Report and Note 7 of our Notes to the Financial Statements for the period ended March 31, 2017.

Receivables at March 31, 2017 increased from year-end 2016, driven by growth in consumer and non-consumer finance receivables globally.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a financing business, and credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables and operating leases as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2016 Form 10-K Report.

Most of our charge-offs are related to retail finance and operating lease contracts. Charge-offs are affected by the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail finance and operating lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2016 Form 10-K Report.

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

The following charts show quarterly trends for FICO and higher risk mix and retail contract terms:

U.S. ORIGINATION METRICS

FICO and Higher Risk Mix
Retail and Lease Average Placement FICO
Higher Risk Portfolio Mix
741
732
741
743
741
741
6%
6%
6%
6%
6%
6%
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Retail Contract Terms
Average Retail Placement Term
Retail ≥73 Months Mix
63 mo.
64 mo.
64 mo.
66 mo.
64 mo.
65 mo.
4%
3%
5%
3%
4%
4%
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Disciplined and consistent underwriting practices for many years

Portfolio quality evidenced by FICO scores and steady risk mix

Extended-term contracts relatively small part of our business

Our first quarter 2017 average placement FICO score remained consistent.

Our average retail term remains largely unchanged from last year, and retail contracts of 73 months and longer continued to be a relatively small part of our business. Ford Credit remains focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want.

Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 73% of our worldwide consumer portfolio at March 31, 2017. Loss-to-Receivables (“LTR”) ratios are charge-offs on an annualized basis divided by average managed receivables.

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies
(Excl. Bankruptcies)
0.13%
0.14%
0.12%
0.16%
0.16%
0.16%
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Repossessions (000) and Repo. Rate (%)
Repossessions (000)
Repo. Rate (%)
1.00%
1.04%
0.96%
1.06%
1.16%
1.16%
8
8
7
8
10
9
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Severity (000)
$9.6
$9.8
$9.9
$10.0
$10.7
$10.6
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Charge-Offs (Mils) and LTR Ratio (%)
Charge-Offs (Mils)
LTR Ratio (%)
0.43%
0.44%
0.37%
0.45%
0.59%
0.54%
$72
$74
$63
$79
$108
$96
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Delinquencies and repossessions remain low

Higher severities reflect lower auction values and other factors

Charge-offs and LTR continue to be within our placement expectations

Credit losses have been at historically low levels for quite some time, and we continue to see credit losses increase toward more normal levels.

Delinquencies and the repossession ratio were up from last year.

Severities have increased over the last number of years. These increases include factors such as higher average amount financed, longer-term financing, shorter average time to repossession, lower auction values, and higher principal outstanding at repossession. Severity increased in the first quarter of 2017 compared to the prior year, primarily driven by lower auction values.

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

WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils) and LTR Ratio (%)
Charge-Offs (Mils)
LTR Ratio (%)
0.27%
0.29%
0.25%
0.32%
0.39%
0.35%
$86
$92
$84
$107
$132
$119
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Credit Loss Reserve (Mils) and Reserve as a Pct. of EOP Managed Rec.
Credit Loss Reserve (Mils)
Reserve as a Pct. of EOP Managed Rec. (%)
0.33%
0.35%
0.38%
0.40%
0.40%
0.42%
$422
$463
$512
$541
$548
$584
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Worldwide credit loss metrics remain strong

Credit loss reserve based on historical losses, portfolio quality and receivables level

Reserve growth reflects credit loss trends and growth in receivables

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio is higher than last year, primarily reflecting the U.S. retail and lease business as covered above.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivable levels. The credit loss reserve was higher at March 31, 2017, compared to March 31, 2016, reflecting credit loss performance trends and growth in receivables.

The reserve as a percent of managed receivables was up from the first quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

Leasing is an important product that many customers want and value. Lease customers also are more likely to buy or lease another Ford or Lincoln vehicle. Ford and Ford Credit manage lease share with an enterprise view to support sales, protect residual values, and manage the trade cycle. Our leasing strategy considers share, term, model mix, geography, and other factors.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2016 Form 10-K Report.

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford- and Lincoln-brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for about 91% of our total net investment in operating leases at March 31, 2017.

U.S. LEASE ORIGINATION METRICS

Lease Placement Volume (000)
24-Month
36-Month
39-Month / Other
101
107
106
89
91
98
16
18
16
11
11
10
75
79
80
69
70
77
10
10
10
9
10
11
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Lease Share of Retail Sales (%)
Ford Credit
Industry*
29%
32%
31%
29%
29%
31%
22%
26%
23%
18%
19%
24%
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

* Source: JD Power PIN

Lease placement volume lower YoY, reflecting reduced lease share

Lease share continues to be below industry reflecting our leasing strategy

Our first quarter 2017 lease placement volume was down compared to a year ago reflecting Ford’s lower lease mix. Industry lease share is largely unchanged compared to a year ago. Ford Credit’s first quarter 2017 lease share was down compared to the prior year and remains below the industry, reflecting the parameters of our leasing strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes, return rates, and off-lease auction values at constant first quarter 2017 vehicle mix in the respective periods:

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000) and Return Rates (%)
Return Volume (000)
Return Rates (%)
79%
78%
77%
77%
81%
83%
51
59
62
60
65
79
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Off-Lease Auction Values (At 1Q17 Mix)
24-Month
36-Month
$19,405
$19,520
$19,540
$19,335
$18,345
$18,570
$17,210
$17,515
$17,400
$17,190
$16,190
$16,360
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17

Return rates higher reflecting lower used vehicle values

Return volumes higher reflecting growth in leasing and higher return rates

1Q auction values were seasonally higher than 4Q16 but lower YoY; 36-month auction values down 7% YoY, as expected

Lease return volume in the first quarter of 2017 was up from the prior year, reflecting higher lease placements in recent years and an increased return rate.

Our used vehicle auction values in the first quarter of 2017 were lower than a year ago and seasonally higher than the prior quarter. Year over year, auction values are lower across the portfolio, consistent with the industry.

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

There have been no rating actions taken by these NRSROs since the filing of our 2016 Form 10-K Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity

Our primary funding and liquidity objective is to be well capitalized with a strong investment grade balance sheet and ample liquidity to support our financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions.

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

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES* (BILS)

Commercial Paper
Ford Interest Advantage
Term Asset-Backed Securities
Term Debt (incl Bank Borrowings)
Other
Equity
Cash
$127
$2
$6
$50
$62
$6
$12
$11
$137
$4
$6
$50
$66
$9
$13
$11
$140
$5
$6
$49
$69
$9
$13
$11
Year End 2015
Year End 2016
1Q 2017
Securitized Funding as Pct. of Managed Receivables
39%
37%
35%

Funding is diversified across platforms

Well capitalized with strong investment grade balance sheet profile

* Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $140 billion as of March 31, 2017, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 35%.

We expect the mix of securitized funding to trend lower over time. However, the calendarization of the funding plan may result in quarterly fluctuations of the securitized funding percentage.

In April 2017, FCE Bank plc (“FCE”) launched Ford Money retail deposits for U.K. consumers, providing additional funding diversity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full-year 2015 and 2016, planned issuances for full-year 2017, and our global public term funding issuances through April 26, 2017, excluding short-term funding programs:

PUBLIC TERM FUNDING PLAN* (BILS)

	2015 Actual	2016 Actual	2017 Forecast	2017 Through April 26
Unsecured				
Ford Motor Credit	$ 11	$ 10	$ 8 - 10	$ 5
Ford Credit Canada	1	1	1 - 2	1
FCE Bank	4	3	2 - 3	2
Rest of World	-	-	1	-
Total Unsecured	$ 17	$ 14	$ 12 - 16	$ 7
Securitizations	$ 13	$ 13	$ 12 - 14	$ 4
Total Public	$ 30	$ 28	$ 24 - 30	$ 11

Issuance plans are consistent with prior years

Issuance remains diversified across platforms and markets

First auto ABS issuance in China to receive AAA international rating, in April 2017

* Numbers may not sum due to rounding

For 2017, our full-year forecast is unchanged with public term funding in the range of $24 billion to $30 billion. Through April 26, 2017, we have completed over $11 billion of public term issuance.

In April 2017, Ford Automotive Finance (China)’s securitization issuance earned the first auto-ABS international rating agency AAA rating in the market.

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

The following chart shows our liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	2016 Mar 31	2016 Dec 31	2017 Mar 31
Liquidity Sources			
Cash	$ 14.9	$ 10.8	$ 11.3
Committed ABS facilities	36.4	34.6	34.8
Other Unsecured Credit Facilities	2.5	2.5	2.6
Ford Corporate Credit Facility Allocation	3.0	3.0	3.0
Total Liquidity Sources	$ 56.8	$ 50.9	$ 51.7
Utilization of Liquidity			
Securitization Cash	$ (3.0)	$ (3.4)	$ (3.0)
Committed ABS facilities	(18.2)	(19.9)	(18.4)
Other Unsecured Credit Facilities	(0.5)	(0.7)	(1.3)
Ford Corporate Credit Facility Allocation	-	-	-
Total Utilization of Liquidity	$ (21.7)	$ (24.0)	$ (22.7)
Gross Liquidity	$ 35.1	$ 26.9	$ 29.0
Adjustments	-	0.1	0.3
Net Liquidity Available For Use	$ 35.1	$ 27.0	$ 29.3

Committed Capacity $40.4 billion

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of at least $25 billion. As of March 31, 2017, liquidity available for use was up $2.3 billion from year-end 2016.

As of March 31, 2017, our liquidity remained strong at $29.3 billion. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. As of March 31, 2017 our liquidity sources including cash totaled $51.7 billion, up $800 million from year-end.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2017, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $11.3 billion, compared with $10.8 billion at year-end 2016.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.0 billion and $3.4 billion at March 31, 2017 and December 31, 2016, respectively.

Committed Capacity. At March 31, 2017, our committed capacity totaled $40.4 billion, up $300 million from December 31, 2016. Our committed capacity is primarily comprised of committed asset-backed security (“ABS”) facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $34.8 billion ($18.2 billion of retail financing, $6.2 billion of wholesale financing, and $10.4 billion of operating leases) at March 31, 2017. These committed facilities have varying maturity dates, with $21.2 billion having maturities within the next twelve months and the remaining balance having maturities through 2019. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2017, $18.4 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At March 31, 2017, we and our majority-owned subsidiaries had $5.6 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At March 31, 2017, $4.3 billion was available for use.

FCE’s £990 million (equivalent to $1.2 billion at March 31, 2017) syndicated credit facility (the “FCE Credit Agreement”) matures in 2019. At March 31, 2017, £415 million (equivalent to $518 million) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million).

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2021 and 25% of the commitments maturing on April 30, 2019. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At March 31, 2017, all $3.0 billion was available for use.

Ford is in the process of amending its corporate credit facility, with the closing scheduled to occur on April 28, 2017. When complete, Ford expects to maintain total commitments of $13.4 billion, extend the respective maturity dates by one year, and maintain the $3.0 billion allocation to Ford Credit.

Funding and Liquidity Risks

Refer to the “Funding and Liquidity” section of Item 7 of Part II of our 2016 Form 10-K Report for a list of factors that could affect our liquidity and information on our stress testing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following chart shows the calculation of our financial statement leverage and managed leverage (in billions, except for ratios):

LEVERAGE

(Bils)	2016 Mar 31	2016 Dec 31	2017 Mar 31
Leverage Calculation			
Total debt	$ 127.4	$ 126.5	$ 129.2
Adjustments for cash	(14.9)	(10.8)	(11.3)
Adjustments for derivative accounting	(1.0)	(0.3)	(0.2)
Total adjusted debt	$ 111.5	$ 115.4	$ 117.7
Equity	$ 12.2	$ 12.8	$ 13.2
Adjustments for derivative accounting	(0.3)	(0.3)	(0.3)
Total adjusted equity	$ 11.9	$ 12.5	$ 12.9
Financial statement leverage (to 1) (GAAP)	10.4	9.9	9.8
Managed leverage (to 1) (Non-GAAP)	9.4	9.2	9.1

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At March 31, 2017, financial statement leverage was 9.8:1, and managed leverage was 9.1:1. We target managed leverage in the range of 8:1 to 9:1. Managed leverage continues to trend toward our target range. For information on our planned distributions, refer to the “Outlook” section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

2017 GUIDANCE (MILS)

	2016 FY	2017 FY	
	Results	Plan	Outlook
Pre-Tax Profit	$1,879	~$1,500	On Track
Distributions	$ -	Resuming with Leverage in Target Range	On Track

We continue to expect full year pre-tax profit to be about $1.5 billion, which is lower compared with 2016 due to the impact of increased accumulated depreciation driven by expected lower residual values for our lease portfolio in the Americas segment.

Distributions to our parent are resuming in 2017 as managed leverage returns to target range.

We continue to expect 2018 pre-tax profits to improve.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2016 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02 and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2017-08	Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
2016-02	Leases	January 1, 2019 (b)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________

(a)	Early adoption for each of the standards, except standard 2016-01, is permitted.

(b)	For additional information, see Note 2 of our Notes to the Financial Statements.

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended March 31, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2016 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2017, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $23 million over the next 12 months, compared with an increase of $21 million at December 31, 2016. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. N. Joy Falotico, our Chairman of the Board and Chief Executive Officer (“CEO”), and Marion B. Harris, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2017, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Ford Motor Credit Company v. Sudesh Agrawal.  On January 18, 2011, a state trial court judge in Cuyahoga County, Ohio certified a nationwide class action with an Ohio subclass in a counterclaim arising out of a collection action.  Class claimants allege breach of contract, fraud, and statutory violations for Ford Credit’s lease-end wear and use charges. Class claimants allege that the standard applied by Ford Credit in determining the condition of vehicles at lease-end is different than the standard set forth in claimants’ leases. The Court of Appeals of Ohio, Eighth Appellate District, affirmed nationwide class certification and certification of an Ohio subclass. We appealed, and on December 17, 2013, the Supreme Court of Ohio reversed the Court of Appeals and remanded the case for further proceedings. On March 13, 2014, the Court of Appeals reversed the trial court order certifying the classes and remanded the case for further proceedings.  On September 28, 2015, the trial court re-certified a nationwide class action with an Ohio subclass.  We appealed, and on September 22, 2016, the Court of Appeals reversed the trial court order certifying the classes and remanded the case for further proceedings.  On April 24, 2017, the claimant filed an appeal to the Supreme Court of Ohio.  We plan to file a response.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Marion B. Harris
Marion B. Harris
Chief Financial Officer and Treasurer

Date:	April 27, 2017

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated April 27, 2017, relating to financial information.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Items 2 - 4 of Part I of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.