Form 10-Q
period 2017-06-30
FORD MOTOR CREDIT CO LLC
filed 2017-07-26
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

or

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

Exhibit Index begins on page 54

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended June 30,
	2016	2017	2016	2017
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,388	$1,381	$2,706	$2,747
Retail financing	757	825	1,493	1,627
Dealer financing	443	476	883	927
Other	7	17	19	34
Total financing revenue	2,595	2,699	5,101	5,335
Depreciation on vehicles subject to operating leases	(1,075)	(1,037)	(2,089)	(2,101)
Interest expense	(687)	(769)	(1,333)	(1,498)
Net financing margin	833	893	1,679	1,736
Other revenue
Insurance premiums earned	41	42	80	82
Fee based revenue and other	—	61	—	116
Total financing margin and other revenue	874	996	1,759	1,934
Expenses
Operating expenses	310	302	604	606
Provision for credit losses (Note 6)	137	99	265	251
Insurance expenses	79	62	91	93
Total expenses	526	463	960	950

Other income, net (Note 13)	52	86	115	116

Income before income taxes	400	619	914	1,100
Provision for income taxes	104	173	260	321
Net income	$296	$446	$654	$779

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2016	2017	2016	2017
	Second Quarter		First Half
	(unaudited)
Net income	$296	$446	$654	$779
Other comprehensive income/(loss), net of tax (Note 12)
Foreign currency translation	(141)	191	31	281
Total other comprehensive income/(loss), net of tax	(141)	191	31	281
Comprehensive income/(loss)	155	637	685	1,060
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$155	$637	$685	$1,060

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2016	June 30, 2017
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$8,077	$7,366
Marketable securities (Note 3)	3,280	3,311
Finance receivables, net (Note 4)	102,981	108,300
Net investment in operating leases (Note 5)	27,209	26,693
Notes and accounts receivable from affiliated companies	811	986
Derivative financial instruments (Note 9)	909	979
Other assets (Note 10)	2,822	2,859
Total assets	$146,089	$150,494

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,065	$1,138
Affiliated companies	336	513
Total accounts payable	1,401	1,651
Debt (Note 11)	126,492	129,268
Deferred income taxes	3,230	3,449
Derivative financial instruments (Note 9)	166	216
Other liabilities and deferred income (Note 10)	1,997	2,066
Total liabilities	133,286	136,650

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income/(loss) (Note 12)	(890)	(609)
Retained earnings	8,466	9,226
Total shareholder’s interest attributable to Ford Motor Credit Company	12,803	13,844
Shareholder’s interest attributable to noncontrolling interests	—	—
Total shareholder’s interest	12,803	13,844
Total liabilities and shareholder’s interest	$146,089	$150,494

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2016	June 30, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$3,047	$2,608
Finance receivables, net	50,857	53,359
Net investment in operating leases	11,761	11,003
Derivative financial instruments	25	39

LIABILITIES
Debt	$43,730	$43,051
Derivative financial instruments	5	2

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss) (Note 12)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2015	$5,227	$(607)	$7,093	$11,713	$1	$11,714
Net income	—	—	654	654	—	654
Other comprehensive income/(loss), net of tax	—	31	—	31	—	31
Distributions declared	—	—	—	—	(1)	(1)
Balance at June 30, 2016	$5,227	$(576)	$7,747	$12,398	$—	$12,398

Balance at December 31, 2016	$5,227	$(890)	$8,466	$12,803	$—	$12,803
Net income	—	—	779	779	—	779
Other comprehensive income/(loss), net of tax	—	281	—	281	—	281
Adoption of accounting standard (Note 2)	—	—	9	9	—	9
Distributions declared	—	—	(28)	(28)	—	(28)
Balance at June 30, 2017	$5,227	$(609)	$9,226	$13,844	$—	$13,844

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2016	2017
	First Half
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$3,309	$2,866

Cash flows from investing activities
Purchases of finance receivables	(17,939)	(19,025)
Collections of finance receivables	15,692	17,809
Purchases of operating lease vehicles	(7,590)	(6,720)
Liquidations of operating lease vehicles	4,050	4,440
Net change in wholesale receivables and other short-duration receivables	(2,453)	(857)
Purchases of marketable securities	(3,965)	(3,351)
Proceeds from sales and maturities of marketable securities	2,197	3,336
Settlements of derivatives	35	(46)
All other investing activities	(85)	(12)
Net cash provided by/(used in) investing activities	(10,058)	(4,426)

Cash flows from financing activities
Proceeds from issuances of long-term debt	25,624	19,960
Principal payments on long-term debt	(20,800)	(19,071)
Change in short-term debt, net	717	(132)
Cash distributions to parent	—	(28)
All other financing activities	(78)	(53)
Net cash provided by/(used in) financing activities	5,463	676

Effect of exchange rate changes on cash and cash equivalents	(30)	173

Net increase/(decrease) in cash and cash equivalents	$(1,316)	$(711)

Cash and cash equivalents at January 1	$8,886	$8,077
Net increase/(decrease) in cash and cash equivalents	(1,316)	(711)
Cash and cash equivalents at June 30	$7,570	$7,366

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries, and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Current Report on Form 8-K dated April 27, 2017 (“April 27, 2017 Form 8-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

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

Adoption of New Accounting Standards

Accounting Standard Update (“ASU”) 2014-09, Revenue - Revenue from Contracts with Customers. We have adopted the new accounting standard, ASC 606 Revenue from Contracts with Customers and all the related amendments as of January 1, 2017 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new revenue standard resulted in changes to the timing of revenue recognition and in the reclassification between financial statement line items. Under the new standard, we recognize insurance commissions at the time of sale of the product or service to our customer; previously, such income was recognized over the life of the insurance contract. The new standard also provided additional clarity that resulted in reclassifications from Other income, net to a new financial statement line entitled Fee based revenue and other.

We recognized the cumulative effect of initially applying the new standard as a $9 million increase to the opening balance of Retained earnings with the offset primarily reflected in Other assets. When compared to the previous standard, the impact of adopting the new standard was immaterial to Other assets and Retained earnings at June 30, 2017 and Net income for the periods ended June 30, 2017. Under the previous standard, amounts reported in Fee based revenue and other for the period ended June 30, 2017 would have been included in Other income, net.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

We also adopted the following standards during 2017, none of which had a material impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2017-05	Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Asset Derecognition Guidance	January 1, 2017
2017-04	Goodwill and Other - Simplifying the Test for Goodwill Impairment	January 1, 2017
2017-03	Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures	January 1, 2017
2017-01	Business Combinations - Clarifying the Definition of a Business	January 1, 2017
2016-17	Consolidation - Interests Held through Related Parties That Are Under Common Control	January 1, 2017
2016-09	Stock Compensation - Improvements to Employee Share-Based Payment Accounting	January 1, 2017
2016-07	Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2016-04	Extinguishments of Liabilities - Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2017
2017-09	Stock Compensation - Scope of Modification Accounting	April 1, 2017

Accounting Standards Issued But Not Yet Adopted

The following represent the standards that will, or are expected to, result in a significant change in practice and/or have a significant financial impact to Ford Credit.

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We will adopt the new credit loss guidance by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. We are assessing the potential impact to our financial statements and disclosures.

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. We plan to adopt the standard at its effective date of January 1, 2019. We anticipate adoption of the standard will add about $100 million in right-of-use assets and lease obligations to our balance sheet and will not significantly impact pre-tax profit. We are in the early stages of implementation.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

	Fair Value Level	December 31, 2016	June 30, 2017
Cash and cash equivalents
U.S. government	1	$924	$182
U.S. government agencies	2	—	100
Non-U.S. government and agencies	2	142	342
Corporate debt	2	—	75
Total marketable securities classified as cash equivalents		1,066	699
Cash, time deposits and money market funds		7,011	6,667
Total cash and cash equivalents		$8,077	$7,366

Marketable securities
U.S. government	1	$1,634	$977
U.S. government agencies	2	505	663
Non-U.S. government and agencies	2	632	790
Corporate debt	2	475	854
Other marketable securities	2	34	27
Total marketable securities		$3,280	$3,311

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES

We manage finance receivables as “consumer” and “non-consumer” portfolios. The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2016	June 30, 2017
Consumer
Retail financing, gross	$68,121	$71,213
Unearned interest supplements from Ford and affiliated companies	(2,783)	(2,926)
Consumer finance receivables	65,338	68,287

Non-Consumer
Dealer financing	36,951	38,750
Other financing	1,176	1,785
Non-Consumer finance receivables	38,127	40,535
Total recorded investment	$103,465	$108,822

Recorded investment in finance receivables	$103,465	$108,822
Allowance for credit losses	(484)	(522)
Finance receivables, net	$102,981	$108,300

Net finance receivables subject to fair value (a)	$100,857	$105,778
Fair value	101,576	105,734
__________

(a)
At December 31, 2016 and June 30, 2017, Finance receivables, net includes $2.1 billion and $2.5 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at December 31, 2016 and June 30, 2017 was $224 million and $225 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2016 and June 30, 2017 were consumer receivables of $32.5 billion and $33.1 billion, respectively, and non-consumer receivables of $26.0 billion and $26.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $21 million and $23 million at December 31, 2016 and June 30, 2017, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis and $1 million at December 31, 2016 and June 30, 2017, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	December 31, 2016	June 30, 2017
Consumer
31-60 days past due	$760	$643
61-90 days past due	114	106
91-120 days past due	34	36
Greater than 120 days past due	39	36
Total past due	947	821
Current	64,391	67,466
Consumer finance receivables	65,338	68,287

Non-Consumer
Total past due	107	133
Current	38,020	40,402
Non-Consumer finance receivables	38,127	40,535
Total recorded investment	$103,465	$108,822

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2016	June 30, 2017
Dealer financing
Group I	$29,926	$31,626
Group II	5,552	5,589
Group III	1,380	1,368
Group IV	93	167
Total recorded investment	$36,951	$38,750

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2016 and June 30, 2017 was $367 million, or 0.6% of consumer receivables, and $381 million, or 0.6% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2016 and June 30, 2017 was $107 million, or 0.3% of non-consumer receivables, and $181 million, or 0.4% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	December 31, 2016	June 30, 2017
Vehicles, at cost (a)	$32,823	$32,339
Accumulated depreciation	(5,550)	(5,580)
Net investment in operating leases before allowance for credit losses	27,273	26,759
Allowance for credit losses	(64)	(66)
Net investment in operating leases	$27,209	$26,693
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At December 31, 2016 and June 30, 2017, net investment in operating leases before allowance for credit losses includes $11.8 billion and $11.0 billion, respectively, of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

We have a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. Effective January 1, 2017, the financing we provide under this agreement is reflected on our balance sheet in Finance receivables, net. Previously, these amounts were reflected in Net investment in operating leases. The amount included in Net investment in operating leases at December 31, 2016 was $907 million. The revenue related to these agreements is now reflected in Other financing revenue. Previously, this activity was reflected on our income statement in Operating leases revenue and Depreciation on vehicles subject to operating leases which was $81 million and $73 million for the second quarter of 2016, respectively, and $148 million and $134 million for the first half of 2016, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

	Second Quarter 2017
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$504	$13	$517	$67	$584
Charge-offs	(110)	(2)	(112)	(52)	(164)
Recoveries	35	3	38	25	63
Provision for credit losses	73	—	73	26	99
Other (a)	5	1	6	—	6
Ending balance	$507	$15	$522	$66	$588

	First Half 2017
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$469	$15	$484	$64	$548
Charge-offs	(233)	(4)	(237)	(104)	(341)
Recoveries	69	3	72	49	121
Provision for credit losses	194	—	194	57	251
Other (a)	8	1	9	—	9
Ending balance	$507	$15	$522	$66	$588

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$487	$13	$500	$66	$566
Specific impairment allowance	20	2	22	—	22
Ending balance	507	15	522	66	$588

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	67,906	40,354	108,260	26,759
Specifically evaluated for impairment	381	181	562	—
Recorded investment	68,287	40,535	108,822	26,759

Ending balance, net of allowance for credit losses	$67,780	$40,520	$108,300	$26,693
__________

(a)	Primarily represents amounts related to translation adjustments.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	June 30, 2017
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$28.0	$0.2	$27.8	$24.6
Wholesale financing	0.3	25.6	—	25.6	11.6
Finance receivables	2.0	53.6	0.2	53.4	36.2
Net investment in operating leases	0.6	11.0	—	11.0	6.9
Total VIE	$2.6	$64.6	$0.2	$64.4	$43.1

Non-VIE
Retail financing	$0.3	$5.1	$—	$5.1	$4.6
Wholesale financing	—	0.5	—	0.5	0.4
Finance receivables	0.3	5.6	—	5.6	5.0
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$5.6	$—	$5.6	$5.0

Total securitization transactions
Retail financing	$2.0	$33.1	$0.2	$32.9	$29.2
Wholesale financing	0.3	26.1	—	26.1	12.0
Finance receivables	2.3	59.2	0.2	59.0	41.2
Net investment in operating leases	0.6	11.0	—	11.0	6.9
Total securitization transactions	$2.9	$70.2	$0.2	$70.0	$48.1
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. VARIABLE INTEREST ENTITIES (Continued)

VIEs of Which We Are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides retail and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $68 million and $77 million at December 31, 2016 and June 30, 2017, respectively.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2017	2016	2017
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$98	$62	$197	$132
Ineffectiveness (a)	5	4	22	—
Derivatives not designated as hedging instruments
Interest rate contracts	(43)	30	(91)	37
Foreign currency exchange contracts	59	(61)	92	(90)
Cross-currency interest rate swap contracts	140	16	335	74
Total	$259	$51	$555	$153
__________

(a)
For the second quarter and first half of 2016, hedge ineffectiveness reflects the net change in fair value on derivatives of $273 million gain and $883 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $268 million loss and $861 million loss, respectively. For the second quarter and first half of 2017, hedge ineffectiveness reflects the net change in fair value on derivatives of $34 million gain and $55 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $30 million loss and $55 million gain, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2016			June 30, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$33,175	$487	$80	$34,958	$429	$83
Derivatives not designated as hedging instruments
Interest rate contracts	61,689	156	74	53,968	180	55
Foreign currency exchange contracts (a)	1,791	24	4	3,896	32	72
Cross-currency interest rate swap contracts	3,201	242	8	3,918	338	6
Total derivative financial instruments, gross (b) (c)	$99,856	$909	$166	$96,740	$979	$216
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	At December 31, 2016 and June 30, 2017, we held collateral of $15 million and $10 million, respectively, and we posted collateral of $12 million and $16 million, respectively.

(c)
At December 31, 2016 and June 30, 2017, the fair value of assets and liabilities available for counterparty netting was $113 million and $138 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2016	June 30, 2017
Accrued interest and other non-finance receivables	$889	$934
Prepaid reinsurance premiums and other reinsurance recoverables	546	577
Collateral held for resale, at net realizable value	621	524
Deferred charges – income taxes	205	218
Investment in non-consolidated affiliates	153	180
Property and equipment, net of accumulated depreciation (a)	156	166
Deferred charges	122	126
Restricted cash (b)	108	102
Other	22	32
Total other assets	$2,822	$2,859
__________

(a)	Accumulated depreciation was $347 million and $361 million at December 31, 2016 and June 30, 2017, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income were as follows (in millions):

	December 31, 2016	June 30, 2017
Interest payable	$661	$687
Unearned insurance premiums and fees	650	686
Income tax and related interest	294	258
Deferred revenue	143	151
Payroll and employee benefits	51	58
Other	198	226
Total other liabilities and deferred income	$1,997	$2,066

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $120 million, $120 million, and $128 million at December 31, 2016, January 1, 2017, and June 30, 2017, respectively. The January 1, 2017 balance reflects adoption of the new revenue recognition standard. See Note 2 for additional information.

Admission fee revenue on group financing products is generally recognized evenly over the term of the agreement, which is up to 84 months. Increases in the admission fee deferred revenue balance are the result of payments due during the current period in advance of satisfying our performance under the contract and decreases are a result of revenue recognized during the current period that was previously deferred. The total amount of admission fee revenue recognized for the first half of 2017 that was included in the beginning balance of deferred revenue at January 1, 2017 was $14 million.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2016	June 30, 2017	2016	2017	2016	2017
Short-term debt
Unsecured debt
Floating rate demand notes	$5,986	$5,899
Commercial paper	4,507	5,230
Other short-term debt	3,803	3,603
Asset-backed debt	1,063	743
Total short-term debt	15,359	15,475	2.3%	2.5%	2.3%	2.5%
Long-term debt
Unsecured debt
Notes payable within one year	12,369	14,409
Notes payable after one year	49,308	51,974
Asset-backed debt (a)
Notes payable within one year	19,286	18,018
Notes payable after one year	30,112	29,409
Unamortized discount	(8)	(5)
Unamortized issuance costs	(212)	(221)
Fair value adjustments (b)	278	209
Total long-term debt	111,133	113,793	2.4%	2.5%	2.5%	2.5%
Total debt	$126,492	$129,268	2.4%	2.5%	2.4%	2.5%

Fair value of debt (c)	$128,001	$131,151
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

(c)
The fair value of debt includes $14.3 billion and $14.7 billion of short-term debt at December 31, 2016 and June 30, 2017, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balance of Accumulated other comprehensive income/(loss) (“AOCI”) attributable to Ford Credit for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2017	2016	2017
Foreign currency translation
Beginning balance	$(435)	$(800)	$(607)	$(890)
Net gain/(loss) on foreign currency translation	(141)	191	31	281
Other comprehensive income/(loss), net of tax	(141)	191	31	281
Ending balance	$(576)	$(609)	$(576)	$(609)

Total AOCI ending balance at June 30	$(576)	$(609)	$(576)	$(609)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2016	2017	2016	2017
Gains/(Losses) on derivatives	$160	$(10)	$359	$22
Currency revaluation gains/(losses)	(209)	56	(428)	22
Interest and investment income	24	24	52	47
Insurance fee income	26	—	47	—
Other	51	16	85	25
Total other income, net	$52	$86	$115	$116

NOTE 14. SEGMENT INFORMATION

We have three reportable segments in our consolidated financial statements that align with our management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other. The following is a brief description of our segments:

•Americas Segment -- United States, Canada, Mexico, Brazil, and Argentina
•Europe Segment -- European region and South Africa
•Asia Pacific Segment -- China and India

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
Second Quarter 2016
Total revenue (b)	$2,365	$266	$85	$2,716	$(28)	$2,688
Income before income taxes	322	97	9	428	(28)	400
Other disclosures:
Depreciation on vehicles subject to operating leases	1,068	7	—	1,075	—	1,075
Interest expense	568	74	45	687	—	687
Provision for credit losses	128	5	4	137	—	137

Second Quarter 2017
Total revenue (b)	$2,461	$233	108	$2,802	$—	$2,802
Income before income taxes	465	74	18	557	62	619
Other disclosures:
Depreciation on vehicles subject to operating leases	1,027	10	—	1,037	—	1,037
Interest expense	643	62	64	769	—	769
Provision for credit losses	86	8	5	99	—	99

First Half 2016
Total revenue (b)	$4,644	$517	$170	$5,331	$(35)	$5,296
Income before income taxes	745	178	26	949	(35)	914
Other disclosures:
Depreciation on vehicles subject to operating leases	2,076	13	—	2,089	—	2,089
Interest expense	1,101	144	88	1,333	—	1,333
Provision for credit losses	241	15	9	265	—	265
Net finance receivables and net investment in operating leases	109,823	20,654	3,727	134,204	(6,107)	128,097
Total assets	117,966	23,503	4,098	145,567	—	145,567

First Half 2017
Total revenue (b)	$4,866	$461	$206	$5,533	$—	$5,533
Income before income taxes	823	151	46	1,020	80	1,100
Other disclosures:
Depreciation on vehicles subject to operating leases	2,080	21	—	2,101	—	2,101
Interest expense	1,260	123	115	1,498	—	1,498
Provision for credit losses	230	14	7	251	—	251
Net finance receivables and net investment in operating leases	115,033	21,740	5,427	142,200	(7,207)	134,993
Total assets	120,704	23,819	5,971	150,494	—	150,494
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

The maximum potential payments under these guarantees and limited indemnities totaled $35 million and $36 million at December 31, 2016 and June 30, 2017, respectively. Of these values, $31 million and $32 million at December 31, 2016 and June 30, 2017, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2016 and June 30, 2017.

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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries as of June 30, 2017 and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the consolidated statement of shareholder’s interest and condensed consolidated statement of cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholder’s interest, and of cash flows for the year then ended (not presented herein), and in our report dated February 9, 2017, except with respect to our opinion on the consolidated financial statements insofar as it relates to the change in composition of reportable segments discussed in Note 17, as to which the date is April 27, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
July 26, 2017

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Exhibit 99 to our Current Report on Form 8-K dated April 27, 2017 (“April 27, 2017 Form 8-K Report”).

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. For additional information, refer to the “Critical Accounting Estimates” section of Item 7 of Exhibit 99 to our April 27, 2017 Form 8-K Report.

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

Second Quarter 2017 Compared with Second Quarter 2016

The following chart shows our key metrics:

2Q 2017 KEY METRICS

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$128
$135
$134
$142
$400
$619
741
744
0.12%
0.13%
0.37%
0.46%
5%
6%
55%
3 pts
1 bps
9 bps
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017
YTD:
$914 $1,100
737 743
0.13% 0.14%
0.41% 0.50%
20%
6 pts
1 bps
9 bps

Best quarterly PBT since 2011

Receivables grew globally, led by retail financing

Disciplined and consistent underwriting practices

Robust portfolio performance

* Reconciliation to GAAP provided in the Financial Condition section

In the second quarter of 2017, our pre-tax profit of $619 million improved from last year, our best quarterly pre-tax profit since 2011. Receivables were higher than a year ago with growth globally led by retail receivables.

FICO scores remain strong, and our origination, servicing, and collection practices continue to be disciplined and consistent. Portfolio performance was robust. The loss-to-receivables ratio of 46 basis points was up 9 basis points and within expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On a pre-tax basis, we earned $619 million in the second quarter of 2017, compared with $400 million a year ago. The following chart shows the factors that contributed to the strong second quarter pre-tax profit:

2Q 2017 PRE-TAX RESULTS (MILS)

$219
$400
$619
$86
$17
$36
$(3)
$(11)
$94
Change in Reserves $ 54
Actual Losses (18)
Residual Losses $ 5
Supplemental Depreciation (8)
Derivatives Market Valuation $90
Other 4
2Q 2016
2Q 2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other

YoY PBT gain driven by most factors

Volume and mix up due to global receivables growth

Lease residual reflects stronger-than-expected auction values and latest ALG valuation

Derivatives market valuation reflects higher interest rate movements

As shown above, Ford Credit’s second quarter pre-tax profit improvement of $219 million compared to the prior year was driven by most factors. The favorable volume and mix reflects primarily growth in retail receivables globally. Improved credit loss performance reflects a smaller increase in reserves, offset partially by higher losses.

Recent auction value performance has been better than expected. As a result, our year-over-year lease residual performance was flat. For the remainder of 2017, we continue to plan for lower auction values; however, our outlook for full year supplemental depreciation has improved, reflecting latest third party valuations.

Derivatives market valuation was favorable, reflecting primarily higher interest rates in Canada and the UK in the second quarter of 2017 versus the Brexit effect of lower interest rates globally a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We have three reportable segments in our consolidated financial statements that align with our management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance because they are managed at the corporate level are reflected in Unallocated Other. Results of operations by segment and Unallocated Other for the period ended June 30 are shown below (in millions). For additional information, see Note 14 of our Notes to the Financial Statements.

2Q 2017 PRE-TAX RESULTS BY SEGMENT (MILS)

$619
$557
$465
$74
$18
$62

	Total	Americas	Europe	Asia Pacific	Unallocated Other
B / (W) 2Q 2016	$219	$143	$(23)	$9	$90

Solidly profitable globally

Unallocated Other reflects primarily favorable derivatives market valuation

Americas Segment

The Americas Segment second quarter pre-tax profit is higher compared with 2016, explained primarily by favorable volume and mix driven by growth in all products, higher financing margin driven by higher portfolio yield, and lower credit losses driven by a smaller increase in reserves.

The Americas Segment first half pre-tax profit of $823 million is $78 million higher compared with 2016, more than explained by favorable volume and mix.

Europe Segment

The Europe Segment second quarter pre-tax profit is lower compared with 2016, driven primarily by lower financing margin due to lower yields, and exchange rate changes in European currencies.

The Europe Segment first half pre-tax profit of $151 million is $27 million lower compared with 2016, explained primarily by lower financing margin due to lower yields and exchange rate changes in European currencies.

Asia Pacific Segment

The Asia Pacific Segment second quarter pre-tax profit is higher compared with 2016, explained primarily by favorable volume and mix, partially offset by higher borrowing cost.

The Asia Pacific Segment first half pre-tax profit of $46 million is $20 million higher compared with 2016, explained primarily by favorable volume and mix, partially offset by higher borrowing cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Unallocated Other

The improvement in Unallocated Other in the second quarter of 2017 compared with 2016 reflects favorable performance in market valuation adjustments to derivatives. For additional information, see Notes 9 and 14 of our Notes to the Financial Statements.

Unallocated Other first half pre-tax profit of $80 million is $115 million higher compared with 2016, reflecting primarily favorable performance in market valuation adjustments to derivatives.

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

The following chart shows our United States and Canada retail installment and lease share of new Ford- and Lincoln-brand vehicle retail sales and wholesale financing share of new Ford- and Lincoln-brand vehicles acquired by dealers. Also shown is Americas’ consumer financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

AMERICAS FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	2Q		YTD	
	2016	2017	2016	2017
Financing Shares (%)				
Retail Installment and Lease Share of Ford Retail Sales (excl. Fleet)				
United States	60 %	50 %	59 %	54 %
Canada	76	76	75	75
Wholesale Share				
United States	75 %	76 %	75 %	76 %
Canada	61	63	61	61
Contract Placement Volume – New and Used Retail / Lease (000)				
United States	312	258	578	522
Canada	48	51	84	87
Mexico	9	9	19	19
Total Americas Segment	369	318	681	628

In the second quarter of 2017, U.S. retail and lease share and total contract volume were down compared to the prior year, reflecting changes in Ford’s marketing programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Europe’s retail installment and lease share of new Ford-brand vehicles sold and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is Europe’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

EUROPE FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	2Q		YTD	
	2016	2017	2016	2017
Financing Shares (incl. Fleet) (%)				
Retail Installment and Lease Share of Total Ford Sales				
U.K.	38 %	35 %	39 %	35 %
Germany	48	46	46	47
Total Europe Segment	37	37	36	36
Wholesale Share				
U.K.	100 %	100 %	100 %	100 %
Germany	94	93	93	94
Total Europe Segment	98	98	98	98
Contract Placement Volume – New and Used Retail / Lease (000)				
U.K.	49	40	107	99
Germany	41	40	74	79
All Other	48	55	92	108
Total Europe Segment	138	135	273	286

In the second quarter of 2017, Europe Segment financing share and contract volume were largely unchanged compared to the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Asia Pacific’s retail installment share of new Ford-brand vehicles sold by dealers and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is Asia Pacific’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

ASIA PACIFIC FINANCING SHARES AND CONTRACT PLACEMENT VOLUME

	2Q		YTD	
	2016	2017	2016	2017
Financing Shares (incl. Fleet) (%)				
Retail Installment Share of Total Ford Sales				
China	16 %	28 %	14 %	26 %
India	3	10	3	10
Wholesale Share				
China	61 %	63 %	57 %	57 %
India	28	36	26	35
Contract Placement Volume – New and Used Retail (000)				
China	32	58	65	103
India	1	2	1	4
Total Asia Pacific Segment	33	60	66	107

In the second quarter of 2017, Asia Pacific Segment total contract volume was up compared to the prior year, reflecting changes in Ford’s marketing programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

2Q 2017 NET RECEIVABLES MIX (BILS)

Net investment in operating leases
Consumer finance
Non-consumer finance
$135
$27
$68
$40
$109
$27
$52
$30
SUV / CUV: 55%
Car: 24%
Truck: 21%
$21
$0.4
$13
$8
$5
$3
$2
Total
Americas
Europe
Asia Pacific

Lease portfolio managed with an enterprise view

Ford Credit’s operating lease portfolio is managed with an enterprise view. Ford Credit’s operating lease portfolio is about 20% of total net receivables. Leasing is an important product and our leasing strategy balances sales, share, residuals, and long-term profitability. Our operating leases in the U.S. and Canada represent 99% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our reconciliation for our Non-GAAP financial measure, managed receivables:

TOTAL NET RECEIVABLES RECONCILIATION TO MANAGED RECEIVABLES

(Bils)	2015 Dec 31	2016 Jun 30	2016 Dec 31	2017 Jun 30
Finance receivables, net (GAAP)	$ 96.8	$ 101.3	$ 103.0	$ 108.3
Net investment in operating leases (GAAP)	25.1	26.8	27.2	26.7
Total net receivables*	$ 121.9	$ 128.1	$ 130.2	$ 135.0
Unearned interest supplements and residual support	4.5	5.0	5.3	5.6
Allowance for credit losses	0.4	0.5	0.5	0.6
Other, primarily accumulated supplemental depreciation	0.4	0.6	0.9	1.0
Total managed receivables (Non-GAAP)	$ 127.2	$ 134.2	$ 136.9	$ 142.2

__________

*
At December 31, 2015, June 30, 2016, December 31, 2016, and June 30, 2017, includes consumer receivables before allowance for credit losses of $27.6 billion, $30.8 billion, $32.5 billion, and $33.1 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.1 billion, $25.7 billion, $26.0 billion, and $26.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2015, June 30, 2016, December 31, 2016, and June 30, 2017, includes net investment in operating leases before allowance for credit losses of $13.3 billion, $11.7 billion, $11.8 billion, and $11.0 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Exhibit 99 to our April 27, 2017 Form 8-K Report and Note 7 of our Notes to the Financial Statements for the period ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a financing business, and credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables and operating leases as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Exhibit 99 to our April 27, 2017 Form 8-K Report.

Most of our charge-offs are related to retail finance and operating lease contracts. Charge-offs are affected by the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail finance and operating lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Exhibit 99 to our April 27, 2017 Form 8-K Report.

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

U.S. ORIGINATION METRICS

FICO and Higher Risk Mix
Retail and Lease Average Placement FICO
Higher Risk Portfolio Mix
732
741
743
741
741
744
6%
6%
6%
6%
6%
6%
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Retail Contract Terms
Average Retail Placement Term
Retail ≥73 Months Mix
64 mo.
64 mo.
66 mo.
64 mo.
65 mo.
65 mo.
3%
5%
3%
4%
4%
6%
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Disciplined and consistent underwriting practices for many years

Portfolio quality evidenced by FICO scores and steady risk mix

Extended-term contracts relatively small part of our business

The second quarter average placement FICO score remained consistent.

Our average retail term remains largely unchanged from the prior year, and retail contracts of 73 months and longer continued to be a relatively small part of our business. Ford Credit remains focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want.

Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 70% of our worldwide consumer portfolio at June 30, 2017. Loss-to-Receivables (“LTR”) ratios are charge-offs on an annualized basis divided by average managed receivables.

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies (excluding bankruptcies)

0.14%
0.12%
0.16%
0.16%
0.16%
0.13%
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Repossessions (000) and Repo. Rate (%)

Repossessions (000)
Repo. Rate (%)
1.04%
0.96%
1.06%
1.16%
1.16%
1.06%
8
7
8
10
9
8
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Severity (000)

$9.8
$9.9
$10.0
$10.7
$10.6
$10.5
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Charge-Offs (Mils) and LTR Ratio (%)

Charge-Offs (Mils)
LTR Ratio (%)
0.44%
0.37%
0.45%
0.59%
0.54%
0.46%
$74
$63
$79
$108
$96
$82
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Delinquencies and repossessions remain low

Lower severity vs 1Q reflecting improved auction market

Charge-offs and LTR continue to be within our placement expectations

Credit losses have been at historically low levels for quite some time. We continue to see credit losses increase, but within our placement expectations.

Delinquencies and the repossession ratio were higher than the prior year but lower seasonally from first quarter and remain within our expectations.

Severity has increased over the last number of years. This increase includes factors such as lower auction values, shorter average time to repossession, higher average amount financed, longer-term financing, and higher principal outstanding at repossession.

Charge-offs and the LTR ratio were higher than the prior year but seasonally lower than first quarter. Credit quality remains strong, reflecting a strong business environment and healthy consumer credit conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Credit Losses

The following charts show quarterly trends of charge-offs (credit losses, net of recoveries), LTR ratios, credit loss reserve, and our credit loss reserve as a percentage of end-of-period (“EOP”) managed receivables:

WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils) and LTR Ratio (%)
Charge-Offs (Mils)
LTR Ratio (%)
0.29%
0.25%
0.32%
0.39%
0.35%
0.29%
$92
$84
$107
$132
$119
$101
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Credit Loss Reserve (Mils) and Reserve as a Pct. of EOP Managed Receivables
Credit Loss Reserve (Mils)
Reserve as a Pct. of EOP Managed Receivables (%)
0.35%
0.38%
0.40%
0.40%
0.42%
0.41%
$463
$512
$541
$548
$584
$588
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Worldwide credit loss metrics remain strong

Credit loss reserve based on historical losses, portfolio quality and receivables level

YoY reserve growth reflects credit loss trends and growth in receivables

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio is higher than the prior year, reflecting primarily the U.S. retail and lease business as covered above.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivable levels. The credit loss reserve was higher at June 30, 2017, compared to June 30, 2016, reflecting credit loss performance trends and growth in receivables.

The reserve as a percent of managed receivables was up from the second quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

Leasing is an important product that many customers want and value. Lease customers also are more likely to buy or lease another Ford or Lincoln vehicle. Ford and Ford Credit manage lease share with an enterprise view to support sales, protect residual values, and manage the trade cycle. Our leasing strategy considers share, term, model mix, geography and other factors.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Exhibit 99 to our April 27, 2017 Form 8-K Report.

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford- and Lincoln-brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for about 87% of our total net investment in operating leases at June 30, 2017.

U.S. LEASE ORIGINATION METRICS

Lease Placement Volume (000)
24-Month
36-Month
39-Month / Other
107
106
89
91
98
97
18
16
11
11
10
10
79
80
69
70
77
76
10
10
9
10
11
11
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Lease Share of Retail Sales (%)
Ford Credit
Industry*
32%
31%
29%
29%
31%
30%
26%
23%
18%
19%
24%
22%
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

* Source: JD Power PIN

Lease placement volume and share lower YoY

Lease share continues to be below industry reflecting Ford sales mix

Second quarter 2017 lease placement volume was down compared to the prior year, reflecting Ford’s lower lease mix.

Industry lease share is down compared to a year ago. Ford Credit’s second quarter 2017 lease share was lower compared to the prior year and remains below the industry, reflecting the Ford sales mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes, return rates, and off-lease auction values at constant second quarter 2017 vehicle mix in the respective periods:

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000) and Return Rates (%)
Return Volume (000)
Return Rates (%)
78%
77%
77%
81%
83%
81%
59
62
60
65
79
80
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Off-Lease Auction Values (at 2Q17 Mix)
24-Month
36-Month
$19,740
$19,765
$19,590
$18,585
$18,865
$19,325
$17,605
$17,495
$17,270
$16,290
$16,450
$16,715
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17

Return rates higher YoY reflecting lower used vehicle values

Return volumes higher reflecting growth in leasing and higher return rates

2Q auction values were higher than 1Q17 and lower YoY; better than expectations

Lease return volume in the second quarter was up from the prior year, reflecting higher lease placements in recent years and an increased return rate. We are encouraged by the relative strength of the used vehicle market given the increase in off-lease volume; however, we continue to plan for three-year full year auction values to be down about 6% at constant mix.

Our off-lease auction values in the second quarter of 2017 were lower than a year ago, consistent with the industry and higher than the prior quarter.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE – MANAGED RECEIVABLES* (BILS)

$127
$137
$142
$2
$6
$50
$62
$6
$12
$11
$4
$6
$50
$66
$9
$13
$11
$5
$6
$48
$70
$9
$14
$10
Commercial Paper
Ford Interest Advantage / Deposits
Term Asset-Backed Securities
Term Debt (incl Bank Borrowings)
Other
Equity
Cash

	Year End 2015	Year End 2016	2Q 2017
Securitized Funding as Pct. of Managed Receivables	39%	37%	34%

Funding is diversified across platforms

Well capitalized with strong investment grade balance sheet profile

* Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $142 billion as of June 30, 2017, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 34%.

We expect the mix of securitized funding to remain around 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

In April 2017, FCE launched retail deposits in the UK backed by the UK Financial Service Compensation Scheme (FSCS), which further diversify its funding. As of June 30, 2017, retail deposits represented about $100 million of funding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full year 2015 and 2016, planned issuances for full year 2017, and our global public term funding issuances through July 25, 2017, excluding short-term funding programs:

PUBLIC TERM FUNDING PLAN* (BILS)

	2015 Actual	2016 Actual	2017 Forecast	2017 Through July 25
Unsecured				
Ford Motor Credit	$ 11	$ 10	$ 9 - 10	$ 6
Ford Credit Canada	1	1	1 - 2	1
FCE Bank	4	3	2 - 3	2
Rest of World	-	-	1	-
Total Unsecured	$ 17	$ 14	$ 13 - 16	$ 9
Securitizations	$ 13	$ 13	$ 13 - 15	$ 8
Total Public	$ 30	$ 28	$ 26 - 31	$ 17

Issuance plans consistent with prior years

Issuance remains diversified across platforms and markets

* Numbers may not sum due to rounding

For 2017, our full year forecast for public term funding is in the range of $26 billion to $31 billion. Through July 25, 2017, we have completed over $17 billion of public term issuance.

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

The following chart shows our liquidity sources and utilization:

LIQUIDITY SOURCES

(Bils)	2016 Jun 30	2016 Dec 31	2017 Mar 31	2017 Jun 30	
Liquidity Sources					
Cash	$ 11.6	$ 10.8	$ 11.3	$ 10.1	
Committed ABS facilities	36.0	34.6	34.8	32.3	Committed Capacity $38.0 Billion
Other unsecured credit facilities	2.7	2.5	2.6	2.7	
Ford corporate credit facility allocation	3.0	3.0	3.0	3.0	
Total Liquidity Sources	$ 53.3	$ 50.9	$ 51.7	$ 48.1	
Utilization of Liquidity					
Securitization cash	$ (2.7)	$ (3.4)	$ (3.0)	$ (2.9)	
Committed ABS facilities	(16.2)	(19.9)	(18.4)	(16.4)	
Other unsecured credit facilities	(0.7)	(0.7)	(1.3)	(0.5)	
Ford corporate credit facility allocation	-	-	-	-	
Total Utilization of Liquidity	$ (19.6)	$ (24.0)	$ (22.7)	$ (19.8)	
Gross liquidity	$ 33.7	$ 26.9	$ 29.0	$ 28.3	
Adjustments	0.1	0.1	0.3	0.2	
Net Liquidity Available For Use	$ 33.8	$ 27.0	$ 29.3	$ 28.5

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of at least $25 billion. At June 30, 2017, Ford Credit’s liquidity available for use was up $1.5 billion higher than at year-end 2016 and $0.8 billion lower than at March 31, 2017.

As of June 30, 2017, our liquidity remained strong at $28.5 billion. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. As of June 30, 2017 our liquidity sources including cash totaled $48.1 billion, down $2.8 billion from year-end 2016.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2017, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $10.1 billion, compared with $10.8 billion at year-end 2016.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $2.9 billion and $3.4 billion at June 30, 2017 and December 31, 2016, respectively.

Committed Capacity. At June 30, 2017, our committed capacity totaled $38.0 billion, down $2.1 billion from December 31, 2016. Our committed capacity is primarily comprised of committed asset-backed security (“ABS”) facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $32.3 billion ($15.9 billion of retail financing, $6.2 billion of wholesale financing, and $10.2 billion of operating leases) at June 30, 2017. These committed facilities have varying maturity dates, with $20.9 billion having maturities within the next twelve months and the remaining balance having maturities through 2019. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2017, $16.4 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At June 30, 2017, we and our majority-owned subsidiaries had $5.7 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At June 30, 2017, $5.2 billion was available for use.

Effective June 23, 2017, FCE amended its syndicated credit facility (the “FCE Credit Agreement”) and extended the maturity date from October 25, 2019 to October 23, 2020 with total commitments of £945 million (equivalent to $1.2 billion at June 30, 2017). The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million).

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2022 and 25% of the commitments maturing on April 30, 2020. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At June 30, 2017, all $3.0 billion was available for use.

Funding and Liquidity Risks

Refer to the “Funding and Liquidity” section of Item 7 of Exhibit 99 to our April 27, 2017 Form 8-K Report for a list of factors that could affect our liquidity and information on our stress testing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following chart shows the calculation of our financial statement leverage and managed leverage (in billions, except for ratios):

LEVERAGE

(Bils)	2016 Jun 30	2016 Dec 31	2017 Mar 31	2017 Jun 30
Leverage Calculation				
Total debt	$ 126.3	$ 126.5	$ 129.2	$ 129.3
Adjustments for cash	(11.6)	(10.8)	(11.3)	(10.1)
Adjustments for derivative accounting	(1.3)	(0.3)	(0.2)	(0.2)
Total adjusted debt	$ 113.4	$ 115.4	$ 117.7	$ 119.0
Equity	$ 12.4	$ 12.8	$ 13.2	$ 13.8
Adjustments for derivative accounting	(0.4)	(0.3)	(0.3)	(0.2)
Total adjusted equity	$ 12.0	$ 12.5	$ 12.9	$ 13.6
Financial statement leverage (to 1) (GAAP)	10.2	9.9	9.8	9.3
Managed leverage (to 1) (Non-GAAP)	9.4	9.2	9.1	8.8

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2017, financial statement leverage was 9.3:1, and managed leverage was 8.8:1. We target managed leverage in the range of 8:1 to 9:1. For information on our planned distributions, refer to the “Outlook” section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

2017 GUIDANCE (MILS)

	2016 FY	2017 FY		Memo:
	Results	Plan	Outlook	2017 1H Results
Pre-Tax Profit	$ 1,879	About $1,500	Higher	$ 1,100
Distributions	$ -	Resuming with leverage in target range	On track	$ 28

For the remainder of 2017, we continue to plan for lower auction values; however, our outlook for full year supplemental depreciation has improved, reflecting the latest third party valuations. Our full year pre-tax profit is now expected to be higher than $1.5 billion, reflecting an improved lease residual outlook, along with higher volume, financing margin, and a strong cost focus. Our pre-tax profit in the second half of 2017 is expected to be lower than in the first half of the year due to seasonally higher credit losses and operating costs, along with adverse lease residual performance.

In addition, we are reassessing 2018 guidance and we will provide more information at a future date.

Distributions to our parent are resuming in 2017, as managed leverage returns to the target range.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K Report”), as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended June 30, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2016 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2017, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $5 million over the next 12 months, compared with an increase of $21 million at December 31, 2016. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. N. Joy Falotico, our Chairman of the Board and Chief Executive Officer (“CEO”), and Marion B. Harris, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2017, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Ford Motor Credit Company v. Sudesh Agrawal.  On January 18, 2011, a state trial court judge in Cuyahoga County, Ohio certified a nationwide class action with an Ohio subclass in a counterclaim arising out of a collection action.  Class claimants allege breach of contract, fraud, and statutory violations for Ford Credit’s lease-end wear and use charges. Class claimants allege that the standard applied by Ford Credit in determining the condition of vehicles at lease-end is different than the standard set forth in claimants’ leases. The Court of Appeals of Ohio, Eighth Appellate District, affirmed nationwide class certification and certification of an Ohio subclass. We appealed, and on December 17, 2013, the Supreme Court of Ohio reversed the Court of Appeals and remanded the case for further proceedings. On March 13, 2014, the Court of Appeals reversed the trial court order certifying the classes and remanded the case for further proceedings.  On September 28, 2015, the trial court re-certified a nationwide class action with an Ohio subclass.  We appealed, and on September 22, 2016, the Court of Appeals reversed the trial court order certifying the classes and remanded the case for further proceedings.  On April 24, 2017, the claimant filed an appeal to the Supreme Court of Ohio.  On May 23, 2017, we filed a response.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Marion B. Harris
Marion B. Harris
Chief Financial Officer and Treasurer

Date:	July 26, 2017

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated July 26, 2017, relating to financial information.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Items 2 - 4 of Part I and Items 1 - 2 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.