Form 10-Q
period 2017-09-30
FORD MOTOR CREDIT CO LLC
filed 2017-10-26
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

or

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

Exhibits begins on page 52

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended September 30,
	2016	2017	2016	2017
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,409	$1,394	$4,115	$4,141
Retail financing	780	891	2,273	2,518
Dealer financing	450	462	1,333	1,389
Other	10	17	29	51
Total financing revenue	2,649	2,764	7,750	8,099
Depreciation on vehicles subject to operating leases	(1,085)	(989)	(3,174)	(3,090)
Interest expense	(697)	(810)	(2,030)	(2,308)
Net financing margin	867	965	2,546	2,701
Other revenue
Insurance premiums earned	38	38	118	120
Fee based revenue and other	—	61	—	177
Total financing margin and other revenue	905	1,064	2,664	2,998
Expenses
Operating expenses	287	324	891	930
Provision for credit losses (Note 6)	138	169	403	420
Insurance expenses	22	28	113	121
Total expenses	447	521	1,407	1,471

Other income, net (Note 13)	109	57	224	173

Income before income taxes	567	600	1,481	1,700
Provision for income taxes	181	186	441	507
Net income	$386	$414	$1,040	$1,193

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2016	2017	2016	2017
	Third Quarter		First Nine Months
	(unaudited)
Net income	$386	$414	$1,040	$1,193
Other comprehensive income/(loss), net of tax (Note 12)
Foreign currency translation	(72)	204	(41)	485
Total other comprehensive income/(loss), net of tax	(72)	204	(41)	485
Comprehensive income/(loss)	314	618	999	1,678
Less: Comprehensive income/(loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income/(loss) attributable to Ford Motor Credit Company	$314	$618	$999	$1,678

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2016	September 30, 2017
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$8,077	$8,835
Marketable securities (Note 3)	3,280	3,101
Finance receivables, net (Note 4)	102,981	110,597
Net investment in operating leases (Note 5)	27,209	26,931
Notes and accounts receivable from affiliated companies	811	957
Derivative financial instruments (Note 9)	909	982
Other assets (Note 10)	2,822	3,075
Total assets	$146,089	$154,478

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,065	$1,236
Affiliated companies	336	705
Total accounts payable	1,401	1,941
Debt (Note 11)	126,492	132,380
Deferred income taxes	3,230	3,633
Derivative financial instruments (Note 9)	166	420
Other liabilities and deferred income (Note 10)	1,997	2,020
Total liabilities	133,286	140,394

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income/(loss) (Note 12)	(890)	(405)
Retained earnings	8,466	9,262
Total shareholder’s interest attributable to Ford Motor Credit Company	12,803	14,084
Shareholder’s interest attributable to noncontrolling interests	—	—
Total shareholder’s interest	12,803	14,084
Total liabilities and shareholder’s interest	$146,089	$154,478

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2016	September 30, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$3,047	$2,511
Finance receivables, net	50,857	52,834
Net investment in operating leases	11,761	9,908
Derivative financial instruments	25	60

LIABILITIES
Debt	$43,730	$43,302
Derivative financial instruments	5	2

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss) (Note 12)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2015	$5,227	$(607)	$7,093	$11,713	$1	$11,714
Net income	—	—	1,040	1,040	—	1,040
Other comprehensive income/(loss), net of tax	—	(41)	—	(41)	—	(41)
Distributions declared	—	—	—	—	(1)	(1)
Balance at September 30, 2016	$5,227	$(648)	$8,133	$12,712	$—	$12,712

Balance at December 31, 2016	$5,227	$(890)	$8,466	$12,803	$—	$12,803
Net income	—	—	1,193	1,193	—	1,193
Other comprehensive income/(loss), net of tax	—	485	—	485	—	485
Adoption of accounting standard (Note 2)	—	—	9	9	—	9
Distributions declared	—	—	(406)	(406)	—	(406)
Balance at September 30, 2017	$5,227	$(405)	$9,262	$14,084	$—	$14,084

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2016	2017
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$4,807	$4,451

Cash flows from investing activities
Purchases of finance receivables	(29,605)	(30,543)
Collections of finance receivables	24,174	27,254
Purchases of operating lease vehicles	(10,974)	(9,935)
Liquidations of operating lease vehicles	6,090	6,623
Net change in wholesale receivables and other short-duration receivables	836	1,560
Purchases of marketable securities	(5,794)	(4,359)
Proceeds from sales and maturities of marketable securities	4,368	4,564
Settlements of derivatives	8	(48)
All other investing activities	(152)	(20)
Net cash provided by/(used in) investing activities	(11,049)	(4,904)

Cash flows from financing activities
Proceeds from issuances of long-term debt	31,789	29,982
Principal payments on long-term debt	(29,499)	(30,291)
Change in short-term debt, net	905	1,709
Cash distributions to parent	—	(406)
All other financing activities	(90)	(74)
Net cash provided by/(used in) financing activities	3,105	920

Effect of exchange rate changes on cash and cash equivalents	(74)	291

Net increase/(decrease) in cash and cash equivalents	$(3,211)	$758

Cash and cash equivalents at January 1	$8,886	$8,077
Net increase/(decrease) in cash and cash equivalents	(3,211)	758
Cash and cash equivalents at September 30	$5,675	$8,835

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

Forso Nordic AB. We hold a 50% interest in Forso Nordic AB (“Forso”), a joint venture with Credit Agricole Consumer Finance SA (“CACF”). Forso was established to support the sale of Ford vehicles in Denmark, Finland, Norway, and Sweden by providing retail and dealer financing in these markets. We have exercised our call option to purchase CACF’s shares in the joint venture, and as a result, effective August 23, 2017, we consolidated the joint venture for financial reporting purposes. The consolidated results are included in the Europe segment. Our Income before income taxes includes a $17 million loss, reflecting historical foreign currency translation, as a result of the consolidation. We measured the fair value of joint venture assets and liabilities at the date of consolidation and recognized $1.5 billion in assets (primarily finance receivables) and $1.3 billion in liabilities (primarily debt) on our balance sheet. We expect to finalize the purchase price of CACF’s shares during the fourth quarter of 2017.

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

We recognized the cumulative effect of initially applying the new standard as a $9 million increase to the opening balance of Retained earnings with the offset primarily reflected in Other assets. When compared to the previous standard, the impact of adopting the new standard was immaterial to Other assets and Retained earnings at September 30, 2017 and Net income for the periods ended September 30, 2017. Under the previous standard, amounts reported in Fee based revenue and other for the period ended September 30, 2017 would have been included in Other income, net.

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

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. We will adopt the new credit loss guidance by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. We anticipate adoption will increase the amount of expected credit losses reported in Finance Receivables, Net on our consolidated balance sheet and do not expect a material impact to our income statement.

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. We plan to adopt the standard at its effective date of January 1, 2019. We anticipate adoption of the standard will add about $100 million in right-of-use assets and lease obligations to our balance sheet and will not significantly impact pre-tax profit. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the early stages of implementation.

ASU 2017-12, Derivatives and Hedging. In August 2017, the FASB issued a new accounting standard which aligns hedge accounting with risk management activities and simplifies the requirements to qualify for hedge accounting. We plan to adopt the new standard effective January 1, 2018 and are assessing the impact to our hedge accounting processes and financial statement disclosures. We anticipate adoption will not have a material impact to our financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

	Fair Value Level	December 31, 2016	September 30, 2017
Cash and cash equivalents
U.S. government	1	$924	$112
U.S. government agencies	2	—	200
Non-U.S. government and agencies	2	142	357
Corporate debt	2	—	—
Total marketable securities classified as cash equivalents		1,066	669
Cash, time deposits and money market funds		7,011	8,166
Total cash and cash equivalents		$8,077	$8,835

Marketable securities
U.S. government	1	$1,634	$670
U.S. government agencies	2	505	384
Non-U.S. government and agencies	2	632	971
Corporate debt	2	475	1,051
Other marketable securities	2	34	25
Total marketable securities		$3,280	$3,101

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES

We manage finance receivables as “consumer” and “non-consumer” portfolios. The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2016	September 30, 2017
Consumer
Retail financing, gross	$68,121	$75,592
Unearned interest supplements from Ford and affiliated companies	(2,783)	(3,136)
Consumer finance receivables	65,338	72,456

Non-Consumer
Dealer financing	36,951	36,818
Other financing	1,176	1,898
Non-Consumer finance receivables	38,127	38,716
Total recorded investment	$103,465	$111,172

Recorded investment in finance receivables	$103,465	$111,172
Allowance for credit losses	(484)	(575)
Finance receivables, net	$102,981	$110,597

Net finance receivables subject to fair value (a)	$100,857	$107,506
Fair value	101,576	107,286
__________

(a)
At December 31, 2016 and September 30, 2017, Finance receivables, net includes $2.1 billion and $3.1 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at December 31, 2016 and September 30, 2017 was $224 million and $225 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2016 and September 30, 2017 were consumer receivables of $32.5 billion and $35.2 billion, respectively, and non-consumer receivables of $26.0 billion and $23.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $21 million and $28 million at December 31, 2016 and September 30, 2017, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimis and $1 million at December 31, 2016 and September 30, 2017, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	December 31, 2016	September 30, 2017
Consumer
31-60 days past due	$760	$682
61-90 days past due	114	111
91-120 days past due	34	40
Greater than 120 days past due	39	37
Total past due	947	870
Current	64,391	71,586
Consumer finance receivables	65,338	72,456

Non-Consumer
Total past due	107	135
Current	38,020	38,581
Non-Consumer finance receivables	38,127	38,716
Total recorded investment	$103,465	$111,172

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2016	September 30, 2017
Dealer financing
Group I	$29,926	$29,602
Group II	5,552	5,585
Group III	1,380	1,479
Group IV	93	152
Total recorded investment	$36,951	$36,818

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2016 and September 30, 2017 was $367 million, or 0.6% of consumer receivables, and $387 million, or 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2016 and September 30, 2017 was $107 million, or 0.3% of non-consumer receivables, and $152 million, or 0.4% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	December 31, 2016	September 30, 2017
Vehicles, at cost (a)	$32,823	$32,684
Accumulated depreciation	(5,550)	(5,684)
Net investment in operating leases before allowance for credit losses	27,273	27,000
Allowance for credit losses	(64)	(69)
Net investment in operating leases	$27,209	$26,931
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At December 31, 2016 and September 30, 2017, net investment in operating leases before allowance for credit losses includes $11.8 billion and $9.9 billion, respectively, of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

We have a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. Effective January 1, 2017, the financing we provide under this agreement is reflected on our balance sheet in Finance receivables, net. Previously, these amounts were reflected in Net investment in operating leases. The amount included in Net investment in operating leases at December 31, 2016 was $907 million. The revenue related to these agreements is now reflected in Other financing revenue. Previously, this activity was reflected on our income statement in Operating leases revenue and Depreciation on vehicles subject to operating leases which was $73 million and $67 million for the third quarter of 2016, respectively, and $222 million and $201 million for the first nine months of 2016, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

	Third Quarter 2017
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$507	$15	$522	$66	$588
Charge-offs	(132)	—	(132)	(51)	(183)
Recoveries	36	4	40	25	65
Provision for credit losses	146	(6)	140	29	169
Other (a)	5	—	5	—	5
Ending balance	$562	$13	$575	$69	$644

	First Nine Months 2017
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$469	$15	$484	$64	$548
Charge-offs	(366)	(3)	(369)	(155)	(524)
Recoveries	105	8	113	73	186
Provision for credit losses	341	(7)	334	86	420
Other (a)	13	—	13	1	14
Ending balance	$562	$13	$575	$69	$644

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$541	$13	$554	$69	$623
Specific impairment allowance	21	—	21	—	21
Ending balance	562	13	575	69	$644

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	72,069	38,564	110,633	27,000
Specifically evaluated for impairment	387	152	539	—
Recorded investment	72,456	38,716	111,172	27,000

Ending balance, net of allowance for credit losses	$71,894	$38,703	$110,597	$26,931
__________

(a)	Primarily represents amounts related to translation adjustments.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	September 30, 2017
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$29.9	$0.2	$29.7	$25.7
Wholesale financing	0.3	23.1	—	23.1	11.3
Finance receivables	2.0	53.0	0.2	52.8	37.0
Net investment in operating leases	0.5	9.9	—	9.9	6.3
Total VIE	$2.5	$62.9	$0.2	$62.7	$43.3

Non-VIE
Retail financing	$0.3	$5.3	$—	$5.3	$4.7
Wholesale financing	—	0.5	—	0.5	0.5
Finance receivables	0.3	5.8	—	5.8	5.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$5.8	$—	$5.8	$5.2

Total securitization transactions
Retail financing	$2.0	$35.2	$0.2	$35.0	$30.4
Wholesale financing	0.3	23.6	—	23.6	11.8
Finance receivables	2.3	58.8	0.2	58.6	42.2
Net investment in operating leases	0.5	9.9	—	9.9	6.3
Total securitization transactions	$2.8	$68.7	$0.2	$68.5	$48.5
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

NOTE 8. VARIABLE INTEREST ENTITIES

We use special purpose entities to issue asset-backed securities in transactions to public and private investors. We have deemed most of these special purpose entities to be VIEs of which we are the primary beneficiary. The asset-backed securities are backed by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and rights to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, recorded in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2017	2016	2017
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$95	$50	$292	$182
Ineffectiveness (a)	(1)	—	21	—
Derivatives not designated as hedging instruments
Interest rate contracts	21	20	(70)	57
Foreign currency exchange contracts	37	(61)	129	(151)
Cross-currency interest rate swap contracts	128	5	463	79
Total	$280	$14	$835	$167
__________

(a)
For the third quarter and first nine months of 2016, hedge ineffectiveness reflects the net change in fair value on derivatives of $228 million loss and $655 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $227 million gain and $634 million loss, respectively. For the third quarter and first nine months of 2017, hedge ineffectiveness reflects the net change in fair value on derivatives of $40 million loss and $95 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $40 million gain and $95 million gain, respectively.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2016			September 30, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$33,175	$487	$80	$31,802	$323	$132
Derivatives not designated as hedging instruments
Interest rate contracts	61,689	156	74	57,144	227	119
Foreign currency exchange contracts (a)	1,791	24	4	3,732	62	147
Cross-currency interest rate swap contracts	3,201	242	8	3,998	370	22
Total derivative financial instruments, gross (b) (c)	$99,856	$909	$166	$96,676	$982	$420
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	At December 31, 2016 and September 30, 2017, we held collateral of $15 million and $11 million, respectively, and we posted collateral of $12 million and $31 million, respectively.

(c)
At December 31, 2016 and September 30, 2017, the fair value of assets and liabilities available for counterparty netting was $113 million and $226 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2016	September 30, 2017
Accrued interest and other non-finance receivables	$889	$1,048
Collateral held for resale, at net realizable value, and other inventory	621	607
Prepaid reinsurance premiums and other reinsurance recoverables	546	594
Deferred charges – income taxes	205	244
Property and equipment, net of accumulated depreciation (a)	156	176
Deferred charges	122	129
Restricted cash (b)	108	121
Investment in non-consolidated affiliates	153	113
Other	22	43
Total other assets	$2,822	$3,075
__________

(a)	Accumulated depreciation was $347 million and $359 million at December 31, 2016 and September 30, 2017, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income were as follows (in millions):

	December 31, 2016	September 30, 2017
Unearned insurance premiums and fees	$650	$706
Interest payable	661	535
Income tax and related interest	294	281
Deferred revenue	143	152
Payroll and employee benefits	51	65
Other	198	281
Total other liabilities and deferred income	$1,997	$2,020

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $120 million, $120 million, and $128 million at December 31, 2016, January 1, 2017, and September 30, 2017, respectively. The January 1, 2017 balance reflects adoption of the new revenue recognition standard. See Note 2 for additional information.

Admission fee revenue on group financing products is generally recognized evenly over the term of the agreement, which is up to 84 months. Increases in the admission fee deferred revenue balance are the result of payments due during the current period in advance of satisfying our performance under the contract and decreases are a result of revenue recognized during the current period that was previously deferred. The total amount of admission fee revenue recognized for the first nine months of 2017 that was included in the beginning balance of deferred revenue at January 1, 2017 was $21 million.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2016	September 30, 2017	2016	2017	2016	2017
Short-term debt
Unsecured debt
Floating rate demand notes	$5,986	$5,718
Commercial paper	4,507	5,627
Other short-term debt	3,803	5,196
Asset-backed debt	1,063	1,151
Total short-term debt	15,359	17,692	2.3%	2.6%	2.3%	2.6%
Long-term debt
Unsecured debt
Notes payable within one year	12,369	13,487
Notes payable after one year	49,308	53,858
Asset-backed debt (a)
Notes payable within one year	19,286	16,496
Notes payable after one year	30,112	30,909
Unamortized discount	(8)	(1)
Unamortized issuance costs	(212)	(223)
Fair value adjustments (b)	278	162
Total long-term debt	111,133	114,688	2.4%	2.5%	2.5%	2.5%
Total debt	$126,492	$132,380	2.4%	2.5%	2.4%	2.5%

Fair value of debt (c)	$128,001	$134,141
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

(c)
The fair value of debt includes $14.3 billion and $16.5 billion of short-term debt at December 31, 2016 and September 30, 2017, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the balance of Accumulated other comprehensive income/(loss) (“AOCI”) attributable to Ford Credit for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2017	2016	2017
Foreign currency translation
Beginning balance	$(576)	$(609)	$(607)	$(890)
Net gain/(loss) on foreign currency translation	(72)	204	(41)	485
Other comprehensive income/(loss), net of tax	(72)	204	(41)	485
Ending balance	$(648)	$(405)	$(648)	$(405)

Total AOCI ending balance at September 30	$(648)	$(405)	$(648)	$(405)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2016	2017	2016	2017
Gains/(Losses) on derivatives	$186	$(36)	$545	$(15)
Currency revaluation gains/(losses)	(157)	51	(585)	73
Interest and investment income	19	33	71	80
Insurance fee income	21	—	68	—
Other	40	9	125	35
Total other income, net	$109	$57	$224	$173

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
Third Quarter 2016
Total revenue (b)	$2,419	$244	$88	$2,751	$45	$2,796
Income before income taxes	423	79	20	522	45	567
Other disclosures:
Depreciation on vehicles subject to operating leases	1,072	13	—	1,085	—	1,085
Interest expense	586	69	42	697	—	697
Provision for credit losses	128	6	4	138	—	138

Third Quarter 2017
Total revenue (b)	$2,493	$247	123	$2,863	$—	$2,863
Income before income taxes	485	72	23	580	20	600
Other disclosures:
Depreciation on vehicles subject to operating leases	975	14	—	989	—	989
Interest expense	669	65	76	810	—	810
Provision for credit losses	159	7	3	169	—	169

First Nine Months 2016
Total revenue (b)	$7,063	$761	$258	$8,082	$10	$8,092
Income before income taxes	1,168	257	46	1,471	10	1,481
Other disclosures:
Depreciation on vehicles subject to operating leases	3,149	25	—	3,174	—	3,174
Interest expense	1,687	213	130	2,030	—	2,030
Provision for credit losses	369	21	13	403	—	403
Net finance receivables and net investment in operating leases	111,110	19,266	4,049	134,425	(6,573)	127,852
Total assets	116,462	22,150	4,380	142,992	—	142,992

First Nine Months 2017
Total revenue (b)	$7,359	$709	$328	$8,396	$—	$8,396
Income before income taxes	1,308	223	69	1,600	100	1,700
Other disclosures:
Depreciation on vehicles subject to operating leases	3,055	35	—	3,090	—	3,090
Interest expense	1,930	187	191	2,308	—	2,308
Provision for credit losses	389	21	10	420	—	420
Net finance receivables and net investment in operating leases	115,331	23,855	5,921	145,107	(7,579)	137,528
Total assets	120,398	27,323	6,757	154,478	—	154,478
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

In some cases, we have guaranteed debt and other financial obligations of outside third parties and unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from a third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.

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

The maximum potential payments under these guarantees and limited indemnities totaled $35 million and $36 million at December 31, 2016 and September 30, 2017, respectively. Of these values, $31 million and $33 million at December 31, 2016 and September 30, 2017, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2016 and September 30, 2017.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENCIES (Continued)

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.
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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries as of September 30, 2017 and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the consolidated statement of shareholder’s interest and condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholder’s interest, and of cash flows for the year then ended (not presented herein), and in our report dated February 9, 2017, except with respect to our opinion on the consolidated financial statements insofar as it relates to the change in composition of reportable segments discussed in Note 17, as to which the date is April 27, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
October 26, 2017

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

Third Quarter 2017 Compared with Third Quarter 2016

The following chart shows our key metrics:

3Q 2017 Key Metrics

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$128
$138
8%
$134
$145
8%
$567
$600
6%
743
748
5 pts
0.16%
0.15%
1 bp
0.45%
0.53%
8 bps
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017

YTD:	$1,481	$1,700	739	744	0.14%	0.15%	0.42%	0.51%
		15%		5 pts		1 bp		9 bps

Strong and improved 3Q PBT

Receivables grew globally, led by retail financing and consolidation of $1.3B for Forso JV in Nordic region

Paid $378M distribution in 3Q

Business and portfolio continue to perform well

U.S. consumer credit metrics remain healthy

* Reconciliation to GAAP provided in the Financial Condition section

In the third quarter of 2017, pre-tax profit of $600 million improved from last year. Receivables were higher with growth globally led by retail receivables and the consolidation of $1.3 billion in receivables for the Forso joint venture in the Nordic region (“Forso”). For additional information, see Note 1 of our Notes to the Financial Statements.

FICO scores remain strong, and our origination, servicing and collection practices continue to be disciplined and consistent. Portfolio performance was robust. The loss-to-receivables ratio of 53 basis points was up 8 basis points and within expectations.

In the third quarter, we distributed $378 million to our parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On a pre-tax basis, we earned $600 million in the third quarter of 2017, compared with $567 million a year ago. The following chart shows the factors that contributed to the strong third quarter pre-tax profit:

3Q 2017 Pre-Tax Results (Mils)

$567
$71
$(2)
$(30)
$57
$(2)
$(61)
$600
Change in Reserves $(20)
Actual Losses (10)
Supplemental Depreciation $38
Residual Losses 19
Derivatives Market Valuation $(25)
Forso JV Consolidation (17)
Operating Costs & Other (19)
3Q 2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
3Q 2017

PBT improved $33M YoY due to favorable volume and mix and lease residual improvement

Volume and mix up due to global receivables growth

Lease residual improvement driven by lower supplemental depreciation

Credit loss change in reserves reflects credit loss performance trends and receivables growth

Ford Credit’s third quarter pre-tax profit was $33 million higher compared to the prior year, led primarily by strong receivables growth and lease residual performance.

Unfavorable credit loss performance reflects an increase in reserves and higher actual losses driven primarily by higher defaults.

Other includes unfavorable derivatives market valuation, higher operating costs and a pre-tax loss of $17 million related to the consolidation of the Forso joint venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We have three reportable segments in our consolidated financial statements that align with our management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance because they are managed at the corporate level are reflected in Unallocated Other. Results of operations by segment and Unallocated Other for the period ended September 30 are shown below (in millions). For additional information, see Note 14 of our Notes to the Financial Statements.

3Q 2017 Pre-Tax Results By Segment (Mils)

$580
$600
$485
$72
$23
$20
Total
Americas
Europe
Asia Pacific
Unallocated Other

B / (W) 3Q 2016	Total	Americas	Europe	Asia Pacific	Unallocated Other
	$ 33	$62	$(7)	$3	$(25)

Solidly profitable globally

Americas Segment

The Americas Segment third quarter pre-tax profit is higher compared with 2016, explained primarily by favorable lease residual performance driven by lower supplemental depreciation on the lease portfolio.

The Americas Segment pre-tax profit of $1.3 billion for the first nine months of 2017 is $140 million higher compared with 2016, more than explained by favorable volume and mix.

Europe Segment

The Europe Segment third quarter pre-tax profit is lower compared with 2016, explained by a pre-tax loss of $17 million upon consolidation of our Forso joint venture in the Nordic region, partially offset by favorable volume and mix.

The Europe Segment pre-tax profit of $223 million for the first nine months of 2017 is $34 million lower compared with 2016, explained primarily by lower financing margin driven by lower yields and a pre-tax loss of $17 million upon consolidation of our Forso joint venture, partially offset by favorable volume and mix.

Asia Pacific Segment

The Asia Pacific Segment third quarter pre-tax profit is higher compared with 2016, explained primarily by favorable volume and mix, partially offset by lower financing margin driven by higher borrowing costs.

The Asia Pacific Segment pre-tax profit of $69 million for the first nine months of 2017 is $23 million higher compared with 2016, explained primarily by favorable volume and mix, partially offset by lower financing margin driven by higher borrowing cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Unallocated Other

Unallocated Other in the third quarter is lower compared with 2016, reflecting primarily less favorable performance in market valuation adjustments to derivatives. For additional information, see Notes 9 and 14 of our Notes to the Financial Statements.

Unallocated Other pre-tax profit of $100 million for the first nine months of 2017 is $90 million higher compared with 2016, reflecting primarily favorable performance in market valuation adjustments to derivatives.

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

The following chart shows our United States and Canada retail installment and lease share of new Ford- and Lincoln-brand vehicle retail sales and wholesale financing share of new Ford- and Lincoln-brand vehicles acquired by dealers. Also shown is Americas’ consumer financing contract placement volume for new and used vehicles. All data is for the periods ended September 30:

Americas Financing Shares And Contract Placement Volume

	3Q		YTD	
	2016	2017	2016	2017
Financing Shares (%)				
Retail Installment and Lease Share of Ford Retail Sales (excl. Fleet)				
United States	61 %	53 %	59 %	53 %
Canada	72	74	74	75
Wholesale Share				
United States	76 %	76 %	76 %	76 %
Canada	61	60	61	61
Contract Placement Volume - New and Used Retail / Lease (000)				
United States	330	290	908	812
Canada	54	53	138	140
Mexico	14	11	33	30
Total Americas Segment	398	354	1,079	982

In the third quarter of 2017, U.S. retail and lease share and total contract volume were down compared to the prior year, reflecting changes in Ford’s marketing programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Europe’s retail installment and lease share of new Ford-brand vehicles sold and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is Europe’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended September 30:

Europe Financing Shares And Contract Placement Volume

	3Q 2016	3Q 2017	YTD 2016	YTD 2017
Financing Shares (incl. Fleet) (%)				
Retail Installment and Lease Share of Total Ford Sales				
U.K.	37 %	32 %	38 %	34 %
Germany	46	50	46	48
Total Europe Segment	37	38	36	36
Wholesale Share				
U.K.	100 %	100 %	100 %	100 %
Germany	89	94	91	94
Total Europe Segment	97	99	98	98
Contract Placement Volume - New and Used Retail / Lease (000)				
U.K.	51	40	158	139
Germany	36	37	110	116
All Other	40	48	132	156
Total Europe Segment	127	125	400	411

In the third quarter of 2017, Europe Segment financing share and contract volume were similar to the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Asia Pacific’s retail installment share of new Ford-brand vehicles sold by dealers and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is Asia Pacific’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended September 30:

Asia Pacific Financing Shares And Contract Placement Volume

	3Q		YTD	
	2016	2017	2016	2017
Financing Shares (incl. Fleet) (%)				
Retail Installment Share of Total Ford Sales				
China	19 %	31 %	16 %	28 %
India	5	9	3	9
Wholesale Share				
China	57 %	55 %	57 %	56 %
India	32	36	28	36
Contract Placement Volume - New and Used Retail (000)				
China	46	71	111	174
India	1	2	2	6
Total Asia Pacific Segment	47	73	113	180

In the third quarter of 2017, Asia Pacific Segment total contract volume was up 55% compared with the prior year, reflecting changes in Ford’s marketing programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

3Q 2017 Net Receivables Mix (Bils)

Net Investment in Operating Lease
Consumer Finance
Non-Consumer Finance
$138
$27
$72
$39
$109
$27
$54
$28
$23
$14
$9
$6
Total
Americas
Europe
Asia Pacific

	Q3 2017 (Pct.)	H/(L) 2016 (Ppts.)
SUV / CUV	55	1
Car	23	(4)
Truck	22	3

Prudent management of lease mix

Operating lease portfolio about 20% of total net receivables

Our operating lease portfolio is prudently managed and is about 20% of total net receivables. Leasing is an important product and our leasing strategy balances sales, share, residuals, and long-term profitability. Our operating leases in the U.S. and Canada represent 99% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our reconciliation for our Non-GAAP financial measure, managed receivables:

Total Net Receivables Reconciliation To Managed Receivables

(Bils)	2015 Dec 31	2016 Sep 30	2016 Dec 31	2017 Sep 30
Finance receivables, net (GAAP)	$ 96.8	$ 100.9	$ 103.0	$ 110.6
Net investment in operating leases (GAAP)	25.1	27.0	27.2	26.9
Total net receivables*	$ 121.9	$ 127.9	$ 130.2	$ 137.5
Unearned interest supplements and residual support	4.5	5.3	5.3	5.9
Allowance for credit losses	0.4	0.5	0.5	0.6
Other, primarily accumulated supplemental depreciation	0.4	0.7	0.9	1.1
Total managed receivables (Non-GAAP)	$ 127.2	$ 134.4	$ 136.9	$ 145.1

__________

*
At December 31, 2015, September 30, 2016, December 31, 2016, and September 30, 2017, includes consumer receivables before allowance for credit losses of $27.6 billion, $29.9 billion, $32.5 billion, and $35.2 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.1 billion, $23.3 billion, $26.0 billion, and $23.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2015, September 30, 2016, December 31, 2016, and September 30, 2017, includes net investment in operating leases before allowance for credit losses of $13.3 billion, $10.0 billion, $11.8 billion, and $9.9 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Exhibit 99 to our April 27, 2017 Form 8-K Report and Note 7 of our Notes to the Financial Statements for the period ended September 30, 2017.

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

The following charts show quarterly trends for FICO and higher risk mix and retail contract terms:

U.S. Origination Metrics

FICO and Higher Risk Mix (Pct)
Higher Risk Portfolio Mix
Retail and Lease Average Placement FICO
741
743
741
741
744
748
6%
6%
6%
6%
6%
6%
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Retail Contract Terms
Retail ≥ 73 Months Mix
Average Retail Placement Term
64 mo
66 mo
64 mo
65 mo
65 mo
66 mo
5%
3%
4%
4%
6%
6%
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Disciplined and consistent underwriting practices

Portfolio quality evidenced by FICO scores and steady risk mix

Extended-term contracts relatively small part of our business

The third quarter average placement FICO score remained consistent.

Our average retail term is unchanged from the prior year, and retail contracts of 73 months and longer continued to be a relatively small part of our business. Ford Credit remains focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want.

Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 70% of our worldwide consumer portfolio at September 30, 2017. Loss-to-Receivables (“LTR”) ratios are charge-offs on an annualized basis divided by average managed receivables.

U.S. Retail And Lease Credit Loss Drivers

Over-60-Day Delinquencies (excl. Bankruptcies)
0.12%
0.16%
0.16%
0.16%
0.13%
0.15%
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Repossessions (000) and Repo. Rate (Pct)
Repo. Rate
Repossessions
0.96%
1.06%
1.16%
1.16%
1.06%
1.12%
7
8
10
9
8
9
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Severity (000)
$9.9
$10.0
$10.7
$10.6
$10.5
$9.8
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Charge-Offs (Mils) and LTR Ratio (Pct)
LTR Ratio
Charge-offs
0.37%
0.45%
0.59%
0.54%
0.46%
0.53%
$63
$79
$108
$96
$82
$95
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Delinquencies and repossessions remain low

Severity continued to trend favorably reflecting improved auction market

Charge-offs and LTR continue to be within our placement expectations

Strong loss metrics reflect healthy consumer credit conditions

Credit losses have been at historically low levels for quite some time. Third quarter 2017 charge-offs and the LTR ratio were higher than the prior year but within our placement expectations.

Compared to the prior year, delinquencies have shown a slight improvement while the repossession rate is higher. Both are within our expectations.

Severity has trended favorably during 2017, primarily reflecting an improved auction market.

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

Worldwide Credit Loss Metrics

Charge-Offs (Mils) and LTR Ratio (Pct)
LTR Ratio
Charge-Offs
0.25%
0.32%
0.39%
0.35%
0.29%
0.33%
$84
$107
$132
$119
$101
$118
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Credit Loss Reserve (Mils) and Reserve as a Pct. Of EOP Managed Receivables (Pct)
Reserve as a Pct of EOP Managed Receivables
Credit Loss Reserve
0.38%
0.40%
0.40%
0.42%
0.41%
0.44%
$512
$541
$548
$584
$588
$644
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Worldwide credit loss metrics remain strong

Credit loss reserve based on historical losses, portfolio quality and receivables level

YoY reserve growth reflects credit loss trends and growth in receivables

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio in the third quarter of 2017 is higher than the same period in the prior year, reflecting primarily the U.S. retail and lease business as covered above.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivable levels. The credit loss reserve was higher at September 30, 2017, compared to September 30, 2016, reflecting credit loss performance trends and growth in receivables.

The reserve as a percent of managed receivables was up 4 basis points from the prior year.

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

U.S. Ford- and Lincoln-Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford- and Lincoln-brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for 86% of our total net investment in operating leases at September 30, 2017.

U.S. Lease Origination Metrics

Lease Placement Volume (000)
24-Month
36-Month
39-Month / Other
106
16
80
10
89
11
69
9
91
11
70
10
98
10
77
11
97
10
76
11
91
10
72
9
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Lease Share of Retail Sales (Pct)
Ford Credit
Industry*
31%
29%
29%
31%
30%
28%
23%
18%
19%
24%
22%
19%
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Lease share continues to be below industry reflecting Ford sales mix

* Source: JD Power PIN

Third quarter 2017 lease placement volume was up compared to the prior year, reflecting Ford’s higher lease mix.

Industry lease share in the third quarter of 2017 was down compared to the same period last year. Ford Credit’s lease share was up compared to the prior year and remains below the industry, reflecting the Ford sales mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes, return rates, and off-lease auction values at constant third quarter 2017 vehicle mix in the respective periods:

U.S. Lease Residual Performance

Lease Return Volume (000) and Return Rates (Pct)
Return Rates
Lease Return
77%
77%
81%
83%
81%
79%
62
60
65
79
80
70
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Off-Lease Auction Values (at 3Q17 Mix)
24-Month
36-Month
$20,100
$19,935
$18,915
$19,285
$19,835
$20,105
$17,685
$17,425
$16,460
$16,620
$16,900
$17,180
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17

Healthy used car market supporting lease residual and credit loss performance

Auction values stronger than expected

Continue to plan for lower auction values but outlook improved

Lease return volume in the third quarter of 2017 was up from the prior year, reflecting higher lease placements in recent years and an increased return rate. Our third quarter off-lease auction values were mixed compared to the same period a year ago, but have continued to improve each quarter since the fourth quarter of 2016.

We continue to plan for lower auction values but our outlook has improved. We now expect three-year full year 2017 auction values to be down about 3% compared with 2016 at constant mix.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

Funding Structure – Managed Receivables* (Bils)

Commercial Paper
Ford Interest Advantage / Deposits
Term Asset-Backed Securities
Term Debt (incl Bank Borrowings)
Other
Equity
Cash
$127
$2
$6
$50
$62
$6
$12
$11
$137
$4
$6
$50
$66
$9
$13
$11
$145
$6
$6
$48
$72
$10
$14
$11
YE 2015
YE 2016
3Q 2017

Securitized Funding as Pct of Managed Receivables	YE 2015	YE 2016	3Q 2017
	39%	37%	33%

Funding is diversified across platforms and markets

Well capitalized with strong investment grade balance sheet profile

* Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $145 billion as of September 30, 2017, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 33%.

We expect the mix of securitized funding to remain around 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full year 2015 and 2016, planned issuances for full year 2017, and our global public term funding issuances through October 25, 2017, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2015 Actual	2016 Actual	2017 Forecast	2017 Through Oct 25
Unsecured				
Ford Credit U.S.	$ 11	$ 10	$ 9 - 11	$ 8
Ford Credit Canada	1	1	2	2
FCE Bank	4	3	2	2
Rest of World	-	-	1	1
Total Unsecured	$ 17	$ 14	$ 14 - 16	12
Securitizations	$ 13	$ 13	$ 14 - 16	$ 13
Total Public	$ 30	$ 28	$ 28 - 32	$ 25

Issuance consistent with prior years

* Numbers may not sum due to rounding

For 2017, our full year forecast for public term funding is in the range of $28 billion to $32 billion. Through October 25, 2017, we have completed about $25 billion of public term issuance.

The forecast reflects the potential for Ford Credit U.S. to issue euro-denominated debt and on-lend to FCE to provide funding flexibility given the uncertainty around Brexit.

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

The following chart shows our liquidity sources and utilization:

Liquidity Sources

(Bils)	2016 Sep 30	2016 Dec 31	2017 Jun 30	2017 Sep 30
Liquidity Sources				
Cash	$ 9.2	$ 10.8	$ 10.1	$ 11.3
Committed ABS facilities	35.6	34.6	32.3	33.4
Other unsecured credit facilities	2.4	2.5	2.7	2.8
Ford corporate credit facility allocation	3.0	3.0	3.0	3.0
Total Liquidity Sources	$ 50.2	$ 50.9	$ 48.1	$ 50.5
Utilization of Liquidity				
Securitization cash	$ (2.6)	$ (3.4)	$ (2.9)	$ (2.8)
Committed ABS facilities	(14.3)	(19.9)	(16.4)	(17.0)
Other unsecured credit facilities	(0.1)	(0.7)	(0.5)	(1.0)
Ford corporate credit facility allocation	-	-	-	-
Total Utilization of Liquidity	$ (17.0)	$ (24.0)	$ (19.8)	$ (20.8)
Gross Liquidity	$ 33.2	$ 26.9	$ 28.3	$ 29.7
Adjustments	0.1	0.1	0.2	0.2
Net Liquidity Available For Use	$ 33.3	$ 27.0	$ 28.5	$ 29.9

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of at least $25 billion. At September 30, 2017, Ford Credit’s liquidity available for use was $2.9 billion higher than at year-end 2016 and $1.4 billion higher than at June 30, 2017.

As of September 30, 2017, our liquidity remained strong at $29.9 billion. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. As of September 30, 2017, our liquidity sources including cash totaled $50.5 billion, down $0.4 billion from year-end 2016.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2017, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $11.3 billion, compared with $10.8 billion at year-end 2016.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $2.8 billion and $3.4 billion at September 30, 2017 and December 31, 2016, respectively.

Committed Capacity. At September 30, 2017, our committed capacity totaled $39.2 billion, down $0.9 billion from December 31, 2016. Our committed capacity is primarily comprised of committed asset-backed security (“ABS”) facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $33.4 billion ($16.2 billion of retail financing, $6.3 billion of wholesale financing, and $10.9 billion of operating leases) at September 30, 2017. These committed facilities have varying maturity dates, with $14.1 billion having maturities within the next twelve months and the remaining balance having maturities through 2019. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2017, $17.0 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At September 30, 2017, we and our majority-owned subsidiaries had $5.8 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At September 30, 2017, $4.8 billion was available for use.

FCE’s £945 million (equivalent to $1.3 billion at September 30, 2017) syndicated credit facility (the “FCE Credit Agreement”) matures in 2020. At September 30, 2017, £545 million (equivalent to $730 million) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million).

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2022 and 25% of the commitments maturing on April 30, 2020. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our growth and liquidity. At September 30, 2017, all $3.0 billion was available for use.

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

The following chart shows the calculation of our financial statement leverage and managed leverage (in billions, except for ratios):

Leverage

(Bils)	2016 Sep 30	2016 Dec 31	2017 Jun 30	2017 Sep 30
Leverage Calculation				
Total debt	$ 123.5	$ 126.5	$ 129.3	$ 132.4
Adjustments for cash	(9.2)	(10.8)	(10.1)	(11.3)
Adjustments for derivative accounting	(1.0)	(0.3)	(0.2)	(0.2)
Total adjusted debt	$ 113.3	$ 115.4	$ 119.0	$ 120.9
Equity	$ 12.7	$ 12.8	$ 13.8	$ 14.1
Adjustments for derivative accounting	(0.3)	(0.3)	(0.2)	(0.3)
Total adjusted equity	$ 12.4	$ 12.5	$ 13.6	$ 13.8
Financial statement leverage (to 1) (GAAP)	9.7	9.9	9.3	9.4
Managed leverage (to 1) (Non-GAAP)	9.2	9.2	8.8	8.7

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2017, financial statement leverage was 9.4:1, and managed leverage was 8.7:1. We target managed leverage in the range of 8:1 to 9:1. For information on our planned distributions, refer to the “Outlook” section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

2017 Full Year Guidance (Mils)

	2016 FY Results	2017 FY Plan	2017 FY Outlook	Memo: 2017 YTD Results
Pre-Tax Profit	$ 1,879	About $1,500	> $2,000	$ 1,700
Distributions	$ -	Resuming with leverage in target range	On Track	$ 406

We now expect full year 2017 pre-tax profit to exceed $2.0 billion driven by strong volume and mix and better-than-expected residual values.

In the third quarter, we distributed $378 million to our parent.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a material impact (with the exception of standards 2016-02 and 2016-13) to our financial statements or financial statement disclosures:

Standard		Effective Date (a)
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2017-12	Derivatives and Hedging	January 1, 2019 (b)
2017-08	Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
2016-02	Leases	January 1, 2019 (b)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________

(a)	Early adoption for each of the standards, except standard 2016-01, is permitted.

(b)	For additional information, see Note 2 of our Notes to the Financial Statements.

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended September 30, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2016 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2017, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $2 million over the next 12 months, compared with an increase of $21 million at December 31, 2016. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. N. Joy Falotico, our Chairman of the Board and Chief Executive Officer (“CEO”), and Marion B. Harris, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2017, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Designation	Description	Method of Filing

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated October 26, 2017, relating to financial information.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 99	Items 2 - 4 of Part I and Item 1 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Marion B. Harris
Marion B. Harris
Chief Financial Officer and Treasurer

Date:	October 26, 2017