Form 10-K
period 2017-12-31
FORD MOTOR CREDIT CO LLC
filed 2018-02-08
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware	38-1612444
(State of organization)	(I.R.S. employer identification no.)
One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
4.050% Notes due December 10, 2018	New York Stock Exchange
3.700% Notes due March 11, 2019	New York Stock Exchange
3.588% Notes due June 2, 2020	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	New York Stock Exchange
Floating Rate Notes due June 14, 2019*	New York Stock Exchange
Floating Rate Notes due December 1, 2021*	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	New York Stock Exchange
*Issued under Euro Medium Term Notes due Nine Months or More from The Date of Issue Program

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
For the Year Ended December 31, 2017

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

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K Report” or “Report”) nor filed with the SEC.

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

As a result of our financing activities, we have a large portfolio of consumer and non-consumer finance receivables and operating leases.

Finance receivables and operating leases in the consumer portfolio include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal and commercial use. Retail financing includes retail installment sale contracts for new and used vehicles and direct financing leases for new vehicles to retail and commercial customers, including leasing companies, government entities, daily rental companies, and fleet customers.

Finance receivables in the non-consumer portfolio include products offered to automotive dealers and receivables related to Ford and its affiliates. We make wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer vehicle programs. We also purchase receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers and certain used vehicles from daily rental fleet companies. In addition, we provide financing to Ford for vehicles that Ford leases to its employees.

We also service the finance receivables and leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs.

Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We segment our business based on geographic regions: the Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other.

For additional financial information regarding our operations by business segment and operations by geographic region, see Note 17 of our Notes to the Financial Statements.

Item 1. Business (Continued)

Americas Segment

Our Americas segment includes operations in the United States, Canada, Mexico, Brazil, and Argentina. This segment represents 83% and 78% of total managed receivables at year-end 2016 and 2017, respectively. Our United States operations account for 87% and 85% of Americas segment total managed receivables at year-end 2016 and 2017, respectively, and our Canadian operations account for 11% and 13% of Americas segment total managed receivables at year-end 2016 and 2017, respectively. Managed receivables equal net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). For additional information on how we review our business performance, including on a managed basis, refer to the “Overview” section of Item 7 below. Managed receivables are discussed further in the “Financial Condition” section of Item 7 below.

Under the Ford Credit and Lincoln Automotive Financial Services brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles. Operations in some markets may also include joint ventures with local financial institutions and other third parties. In addition, other private label operations and alternative business arrangements exist in some markets.

Europe Segment

Our Europe segment includes operations in the European region and a joint venture in South Africa. This segment represents 14% and 17% of total managed receivables at year-end 2016 and 2017, respectively. Our operations in the European region are managed primarily through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and has branches in 11 other European countries. FCE also has operating subsidiaries in Switzerland, the Czech Republic, and Hungary that provide a variety of retail and dealer financing. The United Kingdom and Germany are our largest markets in Europe, representing 65% and 59% of Europe segment finance receivables and operating leases at year-end 2016 and 2017, respectively. Customers and dealers in Italy, France, and Spain are 22% and 23% of Europe segment finance receivables and operating leases at year-end 2016 and 2017, respectively. FCE, through its Worldwide Trade Financing (“WWTF”) division, provides financing to distributors and importers in about 70 countries where Ford has no national sales company presence. Our operations include joint ventures with local financial institutions and other third parties in various locations. In addition, other private label operations and alternative business arrangements exist in some markets.

Asia Pacific Segment

Our Asia Pacific segment includes operations in China and India. This segment represents 3% and 5% of total managed receivables at year-end 2016 and 2017, respectively. China operations account for 97% of Asia Pacific segment total managed receivables at year-end 2016 and 2017. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Ford’s 2017 Form 10-K Report”), filed separately with the SEC.

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

Item 1. Business (Continued)

We offer a variety of retail installment sale financing products. The average original term of our retail installment sale contracts in the United States was 65 months for contracts purchased in both 2016 and 2017. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product in Europe under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for excess mileage as well as excess wear and use, if any. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions.

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

In the United States, operating lease terms for new vehicles range primarily from 24 to 39 months. In 2016 and 2017, the average original lease term for contracts purchased was 35 months.

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

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 70 days in 2016 compared with 71 days in 2017. Our wholesale financing program includes financing of large multi-brand dealer groups.

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

Other Financing

We also purchase receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers and certain used vehicles from daily rental fleet companies. In addition, we provide financing to Ford for vehicles that Ford leases to its employees. These receivables are excluded from our credit quality reporting since the performance of this group of receivables is generally guaranteed by Ford.

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

Item 1. Business (Continued)

Repossessions and Off-lease Vehicles. We view repossession of a financed or leased vehicle as a final step that we undertake only after all other collection efforts have failed. Our United States and Canada systems also employ a web-based network of outside contractors who support the repossession process. In all of our markets we sell repossessed vehicles and apply the proceeds to the amount owed on the customer’s account. We continue to attempt collection of any deficient amounts until the account is paid in full, we obtain mutually satisfactory payment arrangements with the debtor, or we determine that the account is uncollectible.

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

Outside of the United States and Canada, non-consumer financing is governed by the respective regional offices, executed within the local markets, and similar risk management principles are applied.

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

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenues in 2016 and 2017.

Item 1. Business (Continued)

Employee Relations

We employed approximately 7,300 and 7,600 full-time employees worldwide at year-end 2016 and 2017, respectively. Most employees are salaried and are not represented by a union. We consider employee relations to be satisfactory.

Governmental Regulations

As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

United States

Within the United States, our operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations.

Federal Regulation. We are subject to federal regulation, including the Truth-in-Lending Act, the Consumer Leasing Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail financing transactions include the terms of repayment, the amount financed, the total finance charge, and the annual percentage rate. For retail lease transactions, under the Consumer Leasing Act, we are required to disclose the amount due at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage, wear and use charges, and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy, and enhanced accuracy in credit reporting content. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), it is unlawful for us to engage in any unfair, deceptive, or abusive act or practice. We are also subject to the Servicemembers Civil Relief Act that prohibits us from charging interest in excess of 6% on transactions with customers who subsequently enter into full-time service with the military and request such interest rate modification, and limits our ability to collect future payments from such lease customers who terminate their lease early. We are subject to other federal regulation, including the Gramm-Leach-Bliley Act, that requires us to maintain confidentiality and safeguard certain consumer data in our possession and to communicate periodically with consumers on privacy matters. In addition, the Consumer Financial Protection Bureau (“CFPB”) has broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s retail automotive financing business. For additional discussion of the CFPB, see “Item 1A. Risk Factors” below.

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

•
Allocates to us $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility as the amount we may borrow as a Subsidiary Borrower under Ford’s corporate credit facility and requires us to reimburse Ford for a proportionate amount of Ford’s costs under that credit facility; and

•
Prohibits Ford from terminating Ford’s corporate credit facility prior to its maturity, or taking any other action that would impair our ability to borrow under that credit facility, without our prior written consent.

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2017 periods.

More information about agreements between us and Ford and other affiliates is contained in our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Ford’s 2017 Form 10-K Report.

ITEM 1A. Risk Factors.

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to Ford or Ford Credit:

Ford’s long-term competitiveness depends on the successful execution of fitness actions. Ford has announced fitness redesign plans to transform the operational fitness of its business by becoming more customer centric and adopting processes that emphasize simplicity, speed and agility, efficiency, and accountability. If these fitness actions are not successful, Ford may not be able to materially lower costs in the near term or improve its competitiveness in the long term, which could have an adverse effect on its profitability.

Industry sales volume, particularly in the United States, Europe, or China, could decline if there is a financial crisis, recession, or significant geopolitical event. Because Ford, like other manufacturers, has a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and profitability. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption, particularly in the United States, Europe, or China, due to a financial crisis, recession, or significant geopolitical event, the decline could have a substantial adverse effect on Ford’s financial condition, results of operations, and cash flow.

Ford’s new and existing products and mobility services are subject to market acceptance. Although Ford conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Further, Ford’s ability to successfully grow through investments in the area of mobility and electrification depends on many factors, including advancements in technology, regulatory changes, and other factors that are difficult to predict that may significantly affect the future of autonomous vehicles and mobility services. Rapid changes to Ford’s industry, including the introduction of new types of competitors who may possess technological innovations, increase the significance that Ford is able to anticipate, develop, and deliver products and services that customers desire.

Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles (including trucks and SUVs) at levels beyond Ford’s current planning assumption—whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons—could result in an immediate and substantial adverse effect on Ford’s financial condition and results of operations.

Ford may face increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the December 2017 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of about 35 million units in 2017, an increase of about 4 million units from the prior year. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity could have a substantial adverse effect on Ford’s financial condition and results of operations.

Item 1A. Risk Factors (Continued)

Fluctuations in commodity prices, foreign currency exchange rates, and interest rates can have a significant effect on results. As a resource-intensive manufacturing operation, Ford and Ford Credit are exposed to a variety of market risks, including the effects of changes in commodity prices, foreign currency exchange rates, and interest rates. Ford and Ford Credit monitor and manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Changes in commodity prices, currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity prices, foreign currency exchange rates, or interest rates could have a substantial adverse effect on Ford’s and/or Ford Credit’s financial condition and results of operations.

With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world. Concerns persist regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual European currency area (“euro area”) countries. These concerns have been exacerbated by Brexit. Ford has a sterling revenue exposure and a euro cost exposure; a sustained weakening of sterling against euro may have an adverse effect on Ford’s profitability. Further, the United Kingdom may be at risk of losing access to free trade agreements for goods and services with the European Union and other countries, which may result in increased tariffs on U.K. imports and exports that could have an adverse effect on Ford’s profitability.

FCE is a bank authorized by the U.K. government to carry on a range of regulated activities within the United Kingdom and through a branch network in 11 other European countries through a passporting system, which allows it to establish or provide its services in the EU27 without further authorization requirements.  If passporting arrangements cease to be effective as a result of Brexit, FCE’s ability to carry out regulated activities in those countries would be dependent upon various central banks, including the European Central Bank, granting licences, where necessary, prior to the expiration of passporting rights.

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

Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor disputes, natural or man-made disasters, financial distress, production difficulties, or other factors. A work stoppage or other limitation on production could occur at Ford or its suppliers’ facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, or as a result of supplier financial distress or other production constraints or difficulties, or for other reasons. Many components used in our vehicles are available only from a single supplier and therefore cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). Such single-source suppliers also could threaten to disrupt our production as leverage in negotiations. A significant disruption to Ford’s production schedule could have a substantial adverse effect on its financial condition and results of operations.

Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints. Substantially all of the hourly employees in Ford’s Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. These agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of income security, subject to certain conditions. As a practical matter, these agreements may restrict Ford’s ability to close plants and divest businesses. A substantial number of Ford’s employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter Ford’s ability to sell or close manufacturing or other facilities.

Item 1A. Risk Factors (Continued)

Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition. Ford has defined benefit retirement plans in the United States that cover many of its hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford and certain of its subsidiaries sponsor plans to provide other postretirement benefits (“OPEB”) for retired employees (primarily health care and life insurance benefits). These benefit plans impose significant liabilities on Ford and could require Ford to make additional cash contributions, which could impair Ford’s liquidity. If Ford’s cash flows and capital resources were insufficient to meet any pension or OPEB obligations, Ford could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance its indebtedness.

Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed. The measurement of Ford’s obligations, costs, and liabilities associated with benefits pursuant to its pension and other postretirement benefit plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). Ford generally remeasures these estimates at each year end, and recognizes any gains or losses associated with changes to its plan assets and liabilities in the year incurred. To the extent actual results are less favorable than Ford’s assumptions, Ford may recognize a substantial remeasurement loss in its results.

Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. The National Highway Traffic Safety Administration’s (“NHTSA”) enforcement strategy has shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial. Such recall and customer satisfaction actions may relate to defective components Ford receives from suppliers. The cost to complete a recall or customer satisfaction action could be exacerbated to the extent such action relates to a global platform. Furthermore, launch delays or recall actions could adversely affect Ford’s reputation or market acceptance of its products as discussed above under “Ford’s new and existing products and mobility services are subject to market acceptance.”

Safety, emissions, fuel economy, and other regulations affecting Ford may become more stringent. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about global climate change and its impact), vehicle safety, and energy independence. For example, as discussed under “Item 1. Business - Governmental Standards” in Ford’s 2017 Form 10-K Report, in the United States the CAFE standards for light duty vehicles increase sharply to approximately 50 mpg by the 2025 model year; EPA’s parallel CO2 emission regulations impose similar standards. California’s ZEV rules also mandate steep increases in the sale of electric vehicles and other advanced technology vehicles through the 2025 model year; even more burdensome regulations are likely to follow. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments.

Ford is continuing to make changes to its product cycle plan to improve the fuel economy of its petroleum-powered vehicles and to offer more electrified vehicles with lower GHG emissions. There are limits on Ford’s ability to achieve fuel economy improvements over a given time frame, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. The current fuel economy, CO2, and ZEV standards will be difficult to meet if fuel prices remain relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers.

Item 1A. Risk Factors (Continued)

The U.S. government has pursued an enforcement action against a major competitor of Ford in connection with its alleged use of “defeat devices” in hundreds of thousands of light duty diesel vehicles, collecting billions of dollars for environmental remediation projects and civil penalties. Several of the competitor’s employees have been indicted on charges of committing federal crimes. The competitor also faces various class action suits, as well as numerous claims and investigations by various U.S. states and other nations. The emergence of this issue has led to increased scrutiny of automaker emission testing by regulators around the world, which in turn has triggered investigations of other manufacturers. These events have led to new regulations, more stringent enforcement programs, requests for field actions, and/or delays in regulatory approvals. The cost to comply with existing government regulations is substantial and additional regulations or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on Ford’s financial condition and results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales.

Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise. Ford spends substantial resources ensuring that it complies with governmental safety regulations, mobile and stationary source emissions regulations, and other standards. Compliance with governmental standards, however, does not necessarily prevent individual or class actions, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even where Ford’s vehicles comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of Ford’s compliance with regulatory standards, whether related to Ford’s products or business or commercial relationships, may require significant expenditures of time and other resources. Litigation also is inherently uncertain, and Ford could experience significant adverse results. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on Ford’s sales.

Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of Ford’s manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations has been impacted favorably by government incentives to a substantial extent. In Brazil, however, the federal government has levied assessments against Ford concerning Ford’s calculation of federal incentives it received, and certain states have challenged the grant to Ford of tax incentives by the State of Bahia. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition and results of operations. See “Item 3. Legal Proceedings” in Ford’s 2017 Form 10-K Report for a discussion of tax proceedings in Brazil and the potential requirement for Ford to post collateral.

Item 1A. Risk Factors (Continued)

Operational systems, security systems, and vehicles could be affected by cyber incidents. Ford and Ford Credit rely on information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of their businesses and Ford’s vehicles. Despite security measures, Ford and Ford Credit are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of customers, employees, or others; jeopardize the security of their facilities; affect the performance of in-vehicle systems; and/or impact the safety of Ford’s vehicles. A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. Ford and Ford Credit have been the target of these types of attacks in the past and such attacks are likely to occur in the future. The techniques used for attacks by third parties change frequently and may become more sophisticated, which may cause cyber incidents to be difficult to detect for long periods of time. Ford’s and Ford Credit’s networks and Ford’s in-vehicle systems may also be affected by computer viruses or breaches due to the negligence or misconduct of employees, contractors, and/or others who have access to Ford’s and Ford Credit’s networks and systems. A significant cyber incident could impact production capability, harm Ford’s or Ford Credit’s reputation, and/or subject Ford or Ford Credit to regulatory actions or litigation.
Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on its credit ratings or its perceived creditworthiness. Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. In addition, Ford Credit may be limited in the amount of receivables it purchases or originates in certain countries or regions if the local capital markets, particularly in developing countries, do not exist or are not adequately developed. Similarly, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition and results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, marketing programs, quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles. Actual return volumes may be influenced by these factors as well as by contractual lease-end values relative to auction values. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s profitability if actual results were to differ significantly from Ford Credit’s projections.

Item 1A. Risk Factors (Continued)

Ford Credit could face increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. Also, direct on-line or large dealer group financing options provide consumers with alternative finance sources and/or increased pricing transparency. All of these financing alternatives drive greater competition based on financing rates and terms. Competition from such institutions and alternative finance sources could adversely affect Ford Credit’s profitability and the volume of its retail business. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers.

Ford Credit could be subject to new or increased credit regulations, consumer or data protection regulations, or other regulations. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations in which it operates, which can impose significant additional costs and/or restrictions on its business. In the United States, for example, Ford Credit’s operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations, including the federal Truth-in-Lending Act, Consumer Leasing Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2017, our total future rental commitment under leases of real property was $94 million.

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

Ford Motor Credit Company v. Sudesh Agrawal. On January 18, 2011, a state trial court judge in Cuyahoga County, Ohio certified a nationwide class action with an Ohio subclass in a counterclaim arising out of a collection action. Class claimants allege breach of contract, fraud, and statutory violations for Ford Credit’s lease-end wear and use charges. Class claimants allege that the standard applied by Ford Credit in determining the condition of vehicles at lease-end is different than the standard set forth in claimants’ leases. The Court of Appeals of Ohio, Eighth Appellate District, affirmed nationwide class certification and certification of an Ohio subclass. We appealed, and on December 17, 2013, the Supreme Court of Ohio reversed the Court of Appeals and remanded the case for further proceedings. On March 13, 2014, the Court of Appeals reversed the trial court order certifying the classes and remanded the case for further proceedings. On September 28, 2015, the trial court re-certified a nationwide class action with an Ohio subclass. We appealed, and on September 22, 2016, the Court of Appeals reversed the trial court order certifying the classes and remanded the case for further proceedings. On April 24, 2017, the claimant filed an appeal to the Supreme Court of Ohio. On May 23, 2017, we filed a response. On December 6, 2017, the Supreme Court of Ohio denied claimant’s petition for review and remanded the case to the trial court for further proceedings.

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2017, with respect to litigation matters cannot be ascertained, we believe that any resulting liability would not materially affect our operations, financial condition, or liquidity.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2017 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2017, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2017, and there is no market for our Shares. We paid cash distributions to our parent of $0 and $406 million in 2016 and 2017, respectively.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Performance

We review our business performance by segment (Americas, Europe, and Asia Pacific) on a managed basis. Receivables are presented on a managed basis, as it closely approximates the customer’s outstanding balance on the receivables, which is the basis for earning revenue. Our managed receivables equal net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). To evaluate our performance we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.

We measure the performance of our segments primarily on an income before income taxes basis, after excluding market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, which are reflected in Unallocated Other. These adjustments are excluded when assessing our segment performance because they are carried out at the corporate level. We also adjust segment performance to reallocate interest expense among the segments reflecting debt and equity levels proportionate to their product risk. For additional information regarding our segments, see Note 17 of our Notes to the Financial Statements.

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information, refer to the “Critical Accounting Estimates” section.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. For additional information, refer to the “Critical Accounting Estimates” section.

•	Exchange – Reflects changes in pre-tax results driven by the effects of converting functional currency income to U.S. dollars.

•	Other – Primarily includes Operating expenses, Other revenue, and Insurance expenses on the income statement at prior period exchange rates.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, the following definitions and calculations apply to the charts contained in Item 7 of this report:

•
Cash (as shown on the Funding Structure, Liquidity Sources, and Leverage charts) – Cash and cash equivalents and Marketable securities reported on Ford Credit’s balance sheet, excluding amounts related to insurance activities

•
Securitizations (as shown on the Public Term Funding Plan chart) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•
Term Asset-Backed Securities (as shown on the Funding Structure chart) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Debt (as shown on the Leverage chart) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•
Total Net Receivables (as shown on the Key Metrics and Receivables charts) – Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

•
Unallocated Other (as shown on the Pre-Tax Results by Segment chart) – Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations - 2017

The following chart shows our key metrics:

FY 2017 Key Metrics

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$130
$143
10%
$137
$151
10%
$1,879
$2,310
23%
739
746
7 pts
0.15%
0.14%
1 bp
0.47%
0.53%
6 bps
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017
2016 2017

Strong and improved YoY PBT

Business and portfolio continue to perform well

U.S. consumer credit metrics remain healthy

* Reconciliation to GAAP provided in the Financial Condition section

In 2017, pre-tax profit was $2,310 million.

Receivables were higher, primarily reflecting global growth in retail receivables, an increase of about $4 billion due to foreign exchange, and the consolidation of our Forso joint venture. At December 31, 2017, Forso receivables were $1.4 billion.

Average placement FICO scores remain strong, and our origination, servicing, and collection practices continue to be disciplined and consistent. Portfolio performance was robust. The loss-to-receivables ratio of 53 basis points was up 6 basis points and within expectations.

Our 2017 net income was $3.0 billion, an increase of $1.6 billion compared with the prior year, primarily reflecting the positive impact of the Tax Cuts and Jobs Act of 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the factors that contributed to the strong full year pre-tax profit:

FY 2017 Pre-Tax Results (Mils)

$1,879
$334
$53
$(41)
$56
$(11)
$40
$2,310
Residual Losses $118
Supplemental Depreciation (62)
Non-Repeat of 2016 Pension Settlement $ 77
Operating Costs & Other (37)
2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
2017

PBT improved $431M YoY reflecting favorable volume and mix, lease residual improvement and financing margin

Volume and mix up due to global receivables growth

Lease residual improvement driven by higher than expected auction values

Ford Credit’s 2017 pre-tax profit was $431 million higher compared to the prior year, reflecting favorable volume and mix, lease residual improvement, and financing margin.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We have three reportable segments in our consolidated financial statements that align with our management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: the Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance, because they are managed at the corporate level, are reflected in Unallocated Other. Results of operations by segment and Unallocated Other for full year 2017 are shown below (in millions). For additional information, see Note 17 of our Notes to the Financial Statements.

FY 2017 Pre-Tax Results By Segment (Mils)

$2,310
$2,209
$1,795
$329
$85
$101
Total
Americas
Europe
Asia Pacific
Unallocated Other

B / (W) FY 2016	Total	Americas	Europe	Asia Pacific	Unallocated Other
	$ 431	$284	$91	$24	$32

Solidly profitable globally

Improved YoY in all segments

Americas Segment

The Americas segment pre-tax profit of $1,795 million for 2017 was $284 million higher compared with 2016, explained primarily by favorable volume and mix, financing margin, and lease residual performance driven by improved residual losses on the lease portfolio, partially offset by operating costs and other.

Europe Segment

The Europe segment pre-tax profit of $329 million for 2017 was $91 million higher compared with 2016, explained primarily by the non-recurrence of a 2016 cost due to FCE Bank’s settlement of a pension deficit in a Ford-sponsored retirement plan (offset fully in Ford of Europe’s results), and favorable volume and mix.

Asia Pacific Segment

The Asia Pacific segment pre-tax profit of $85 million for 2017 was $24 million higher compared with 2016, explained primarily by favorable volume and mix, partially offset by lower financing margin driven by higher borrowing costs.

Unallocated Other

Unallocated Other pre-tax profit of $101 million for 2017 was $32 million higher compared with 2016, explained primarily by favorable performance in market valuation adjustments to derivatives.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations - 2016

The following chart shows our key metrics:

FY 2016 Key Metrics

U.S. Retail and Lease
Net Receivables (Bils)
Managed Receivables* (Bils)
Pre-Tax Results (Mils)
Average Placement FICO®
Over-60-Day Delinquencies (Pct)
Loss-to-Receivables (LTR) (Pct)
$122
$130
7%
$127
$137
8%
$2,086
$1,879
10%
740
739
1 pt
0.12%
0.15%
3 bps
0.33%
0.47%
14 bps
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016
2015
2016

* Reconciliation to GAAP provided in the Financial Condition section

Our year-end 2016 receivables were higher compared with our year-end 2015 receivables, in line with expectations. While our full year 2016 pre-tax profit was lower compared to our full year 2015 pre-tax profit, it remained solid at $1,879 million.

Portfolio performance remained robust, despite higher LTRs.

Origination, servicing and collection practices remained disciplined and consistent.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the decrease in pre-tax profit by causal factor:

FY 2016 Pre-Tax Results (Mils)

$2,086
$505
$(86)
$(208)
$(258)
$(84)
$(76)
$1,879
Charge-offs $(150)
Reserve (58)
Operating Cost $(100)
Pension Settlement (77)
Derivatives Market Valuation 70
Other 31
FY 2015
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
FY 2016

Lower PBT driven by unfavorable lease residual performance and higher credit losses

Credit losses normalizing with higher charge-offs

Volume and mix driven by receivables growth

Ford Credit’s lower full year 2016 pre-tax profit compared with full year 2015 pre-tax profit was primarily explained by unfavorable lease residual performance and credit losses. Favorable volume and mix, driven by growth in consumer and non-consumer finance receivables globally and operating leases in the Americas, was a partial offset.

Lease residual performance primarily reflected higher depreciation in the Americas as we expect lower auction values in the future.

Credit loss performance primarily reflected higher charge-offs in the Americas.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by segment and Unallocated Other for full year 2016 are shown below (in millions). For additional information, see Note 17 of our Notes to the Financial Statements.

FY 2016 Pre-Tax Results By Segment (Mils)

$1,879
$1,810
$1,511
$238
$61
$69
Total
Americas
Europe
Asia Pacific
Unallocated Other

B / (W) FY 2015	Total	Americas	Europe	Asia Pacific	Unallocated Other
	$207	$(252)	$(59)	$34	$70

Americas Segment

Americas segment lower full year pre-tax profit for 2016 was primarily explained by unfavorable lease residual performance and higher credit losses, partially offset by favorable volume and mix. The unfavorable lease residual performance reflected higher depreciation related to expected lower auction values in the lease portfolio and credit loss performance reflected higher charge-offs. The favorable volume and mix was driven by growth in all products.

Europe Segment

Europe segment lower full year pre-tax profit for 2016 was primarily explained by lower financing margins as a result of lower portfolio yield, higher costs due to FCE Bank’s settlement of a pension deficit in a Ford-sponsored retirement plan (offset fully in Ford of Europe’s results), and the adverse effect of the stronger U.S. dollar compared to the euro and pound sterling. Favorable volume and mix, driven by growth in consumer and non-consumer finance receivables, was a partial offset.

Asia Pacific

Asia Pacific segment higher full year pre-tax profit for 2016 primarily reflected favorable volume and mix, driven by growth in consumer and non-consumer finance receivables, and higher financing margin. Higher operating expense was a partial offset.

Unallocated Other

Unallocated Other primarily reflected favorable performance in market valuation adjustments to derivatives. For additional information, see Notes 9 and 17 of our Notes to the Financial Statements.

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

The following chart shows our United States and Canada retail installment and lease share of new Ford and Lincoln brand vehicle retail sales and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is the Americas segment consumer financing contract placement volume for new and used vehicles. All data is for the years ended December 31:

Americas Financing Shares And Contract Placement Volume

	2013	2014	2015	2016	2017
Financing Shares (%)					
Retail Installment and Lease Share of Ford Retail Sales (excl. Fleet)					
United States	56 %	63 %	65 %	56 %	55 %
Canada	65	67	73	75	77
Wholesale Share					
United States	77 %	77 %	76 %	76 %	76 %
Canada	65	64	64	61	61
Contract Placement Volume - New and Used Retail / Lease (000)					
United States	1,122	1,231	1,342	1,159	1,119
Canada	140	149	160	181	184
Mexico	4	25	26	47	40
Total Americas Segment	1,266	1,405	1,528	1,387	1,343

In 2017, U.S. retail and lease share and total contract placement volume were down compared to the prior year, primarily reflecting changes in Ford’s marketing programs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Europe’s retail installment and lease share of new Ford-brand vehicles sold and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is Europe’s consumer financing contract placement volume for new and used vehicles. All data is for the years ended December 31:

Europe Financing Shares And Contract Placement Volume

	2013	2014	2015	2016	2017
Financing Shares (incl. Fleet) (%)					
Retail Installment and Lease Share of Total Ford Sales					
U.K.	38 %	40 %	40 %	38 %	35 %
Germany	45	48	48	47	48
Total Europe Segment	34	36	37	37	37
Wholesale Share					
U.K.	100 %	100 %	100 %	100 %	100 %
Germany	92	92	93	93	94
Total Europe Segment	98	98	98	98	98
Contract Placement Volume - New and Used Retail / Lease (000)					
U.K.	171	195	207	201	174
Germany	127	135	140	149	155
All Other	106	130	158	177	212
Total Europe Segment	404	460	505	527	541

In 2017, Europe segment financing share was consistent with the prior year and total contract placement volume was up from the prior year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Asia Pacific’s retail installment share of new Ford and Lincoln brand vehicles sold by dealers and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is Asia Pacific’s consumer financing contract placement volume for new and used vehicles. All data is for the years ended December 31:

Asia Pacific Financing Shares And Contract Placement Volume

	2013	2014	2015	2016	2017
Financing Shares (incl. Fleet) (%)					
Retail Installment Share of Total Ford Sales					
China	13 %	13 %	12 %	19 %	28 %
India	-	-	1	5	10
Wholesale Share					
China	59 %	62 %	56 %	58 %	57 %
India	-	-	14	29	36
Contract Placement Volume - New and Used Retail (000)					
China	92	109	108	192	256
India	-	-	-	5	9
Total Asia Pacific Segment	92	109	108	197	265

In 2017, Asia Pacific segment total contract placement volume was up 35% compared with the prior year, reflecting changes in Ford’s marketing programs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

Receivables (Bils)

	2015 Dec 31	2016 Dec 31	2017 Dec 31
Net Receivables			
Americas Segment			
Consumer financing	$ 47.3	$ 51.2	$ 55.1
Non-Consumer financing	27.2	28.9	29.8
Net investment In operating leases	24.9	26.9	26.4
Total Americas Segment	$ 99.4	$ 107.0	$ 111.3
Europe Segment			
Consumer financing	$ 10.3	$ 10.8	$ 15.0
Non-Consumer financing	8.2	7.4	9.2
Net investment In operating leases	0.2	0.3	0.3
Total Europe Segment	$ 18.7	$ 18.5	$ 24.5
Asia Pacific Segment			
Consumer financing	$ 2.0	$ 2.9	$ 4.5
Non-Consumer financing	1.8	1.8	2.4
Net investment In operating leases	-	-	-
Total Asia Pacific Segment	$ 3.8	$ 4.7	$ 6.9
Total net receivables	$ 121.9	$ 130.2	$ 142.7
Managed Receivables			
Total net receivables (GAAP)	$ 121.9	$ 130.2	$ 142.7
Unearned interest supplements and residual support	4.5	5.3	6.1
Allowance for credit losses	0.4	0.5	0.7
Other, primarily accumulated supplemental depreciation	0.4	0.9	1.0
Total managed receivables (Non-GAAP)	$ 127.2	$ 136.9	$ 150.5

At December 31, 2015, 2016, and 2017, net receivables includes consumer receivables before allowance for credit losses of $27.6 billion, $32.5 billion, and $38.9 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.1 billion, $26.0 billion, and $24.5 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2015, 2016, and 2017, net receivables includes net investment in operating leases before allowance for credit losses of $13.3 billion, $11.8 billion, and $11.5 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections below and Note 7 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables and operating leases as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section.

Most of our charge-offs are related to retail finance and operating lease contracts. Charge-offs are affected by the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail finance and operating lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates - Allowance for Credit Losses”
section.

In purchasing retail finance and operating lease contracts, we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations. While FICO is a part of our scoring system, our models enable us to more effectively determine the probability that a customer will pay than using credit scores alone. When we originate business, our models project expected losses and we price accordingly. We ensure the business fits our risk appetite. For additional information on the quality of our receivables, see Note 4 of our Notes to the Financial Statements.

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

U.S. Origination Metrics

FICO and Higher Risk Mix (Pct)
Higher Risk Portfolio Mix
Retail and Lease Average Placement FICO
738
741
740
739
746
5%
5%
6%
6%
6%
2013
2014
2015
2016
2017

Retail Contract Terms
Retail ≥ 73 Months Mix
Average Retail Placement Term
60 mo
62 mo
64 mo
65 mo
65 mo
0%
1%
4%
4%
6%
2013
2014
2015
2016
2017

Disciplined and consistent underwriting practices

Portfolio quality evidenced by FICO scores and steady risk mix

Extended-term contracts relatively small part of our business

The 2017 average placement FICO score remained strong.

Our average retail term was unchanged from the prior year, and retail contracts of 73 months and longer continued to be a relatively small part of our business. Ford Credit remains focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want.

Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 67% of our worldwide consumer portfolio at December 31, 2017. Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average managed receivables.

U.S. Retail And Lease Credit Loss Drivers

Over-60-Day Delinquencies (excl. Bankruptcies)

0.15%
0.14%
0.12%
0.15%
0.14%
2013
2014
2015
2016
2017

Repossessions (000) and Repo. Rate (Pct)

Repo. Rate
Repossessions
1.18%
1.06%
0.98%
1.05%
1.13%
29
28
28
33
36
2013
2014
2015
2016
2017

Severity (000)

$7.6
$7.9
$8.9
$10.1
$10.3
2013
2014
2015
2016
2017

Charge-Offs (Mils) and LTR Ratio (Pct)

LTR Ratio
Charge-offs
0.26%
0.27%
0.33%
0.47%
0.53%
$127
$146
$206
$324
$382
2013
2014
2015
2016
2017

Delinquencies and repossessions remain low

Severity increased reflecting longer term financing and lower auction values

Charge-offs and LTR continue to be within our placement expectations

Strong loss metrics reflect healthy consumer credit conditions

Compared to the prior year, delinquencies have shown a slight improvement while the repossession rate was higher. Both were within our expectations.

Severity was up slightly from the prior year reflecting longer term financing and lower auction values.

Our 2017 charge-offs and the LTR ratio were higher than the prior year but within our expectations.

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

Worldwide Credit Loss Metrics

Charge-Offs (Mils) and LTR Ratio (Pct)
LTR Ratio
Charge-offs
0.18%
0.19%
0.23%
0.31%
0.34%
$176
$209
$271
$415
$481
2013
2014
2015
2016
2017

Credit Loss Reserve (Mils) and Reserve as a Pct of EOP Managed Receivables (Pct)
Reserve as a Pct of EOP Managed Receivables
Credit Loss Reserve
0.37%
0.32%
0.33%
0.40%
0.44%
$380
$359
$422
$548
$668
2013
2014
2015
2016
2017

Worldwide credit loss metrics remain strong

Credit loss reserve based on historical losses, portfolio quality and receivables level

YoY reserve growth reflects credit loss trends and growth in receivables

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio in 2017 was higher than the prior year, reflecting primarily the U.S. retail and lease business as covered above.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivable levels. The credit loss reserve was higher at December 31, 2017, compared to December 31, 2016, reflecting credit loss performance trends and growth in receivables.

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

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industrywide used vehicle prices, marketing incentive plans, and vehicle quality data. For operating leases, changes in expected residual values impact depreciation expense, which is recognized on a straight-line basis over the life of the lease.

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section and Note 5 “Net Investment in Operating Leases.”

Americas Retail Operating Lease Experience

The United States and Canada markets within our Americas segment accounted for 99% of Ford Credit’s total operating leases at December 31, 2017. The following table shows operating lease placement, termination, and return volumes for this segment for the years ended December 31 (in thousands, except for percentages):

	2015	2016	2017
Placements (a)	461	445	418
Terminations (b)	273	358	405
Returns (c)	187	255	301

Memo:
Return rates	68%	71%	74%
__________

(a)	Placement volume measures the number of leases we purchase in a given period.

(b)	Termination volume measures the number of vehicles for which the lease has ended in a given period.

(c)	Return volume reflects the number of vehicles returned to us by customers at lease end.

In 2017, placement volume was down about 27,000 units compared with 2016, primarily reflecting changes in Ford’s marketing programs. Termination volume increased by about 47,000 units compared with 2016, reflecting higher lease placements relative to prior years. Return volume increased about 46,000 units compared with 2016, reflecting higher termination volumes and an increased return rate.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford and Lincoln brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for 87% of our total net investment in operating leases at December 31, 2017.

U.S. Lease Origination Metrics

Lease Placement Volume (000)
24-Month
39-Month / Other
36-Month
324
357
407
393
368
94
87
92
56
38
189
230
276
298
290
41
40
39
39
40
2013
2014
2015
2016
2017
Lease Share of Retail Sales (Pct)
Ford Credit
Industry*
24%
26%
28%
30%
29%
18%
20%
22%
22%
20%
2013
2014
2015
2016
2017

Lease share continues to be below industry reflecting Ford sales mix

* Source: JD Power PIN

Our 2017 lease placement volume was down compared to the prior year, reflecting Ford’s lower lease mix.

Industry lease share in 2017 was down compared to the prior year. Ford Credit’s lease share was down compared to the prior year and remains below the industry, reflecting the Ford sales mix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes and auction values at incurred vehicle mix for vehicles returned in the respective periods.

U.S. Lease Residual Performance

Lease Return Volume (000) and Return Rates (Pct)
Return Rates
Return Volume
71%
78%
74%
78%
80%
114
189
180
246
290
2013
2014
2015
2016
2017

Off-Lease Auction Values (at incurred Mix)
24-Month
36-Month
$19,000
$18,765
$19,785
$19,085
$19,535
$17,385
$17,865
$17,975
$17,210
$16,825
2013
2014
2015
2016
2017

Healthy used car market supporting lease residual and credit loss performance

Auction values stronger than expected

Continue to plan for lower auction values -- about 4% at constant mix in 2018

Lease return volume in 2017 was up slightly from the prior year, reflecting higher lease placements in recent years and an increased return rate. Our 2017 off-lease auction values were mixed, with our 24-month portfolio improving and our 36-month portfolio deteriorating, compared to the same period a year ago.

We continue to plan for lower auction values. We now expect full year 2018 auction values to be down about 4% compared with 2017 at constant mix.

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

The following rating actions were taken by NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

•	On January 30, 2018, Moody’s revised the outlook to negative from stable for Ford Credit and affirmed its ratings.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	R-2M	Stable	BBB (low)
Fitch	BBB	F2	Stable	BBB-
Moody’s	Baa2	P-2	Negative	Baa3
S&P	BBB	A-2	Stable	BBB-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity

Our primary funding and liquidity objective is to be well capitalized with a strong, investment grade balance sheet and ample liquidity to support our financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions.

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

We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States and other international markets. At December 31, 2017, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $5.5 billion. At December 31, 2017, the principal amount outstanding of our unsecured commercial paper was $4.9 billion, which primarily represents issuance under our commercial paper program in the United States.

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

During 2017, the weighted average spread of the triple-A rated notes offered in our U.S. public retail securitization transactions ranged from 12 to 14 basis points over the relevant benchmark rates and our U.S. institutional unsecured long-term debt transaction spreads ranged from 82 to 127 basis points over the relevant benchmark rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

Funding Structure – Managed Receivables* (Bils)

Commercial Paper
Ford Interest Advantage / Deposits
Term Asset-Backed Securities
Term Debt (incl Bank Borrowings)
Other
Equity
Cash
$127
$2
$6
$50
$62
$6
$12
$11
$137
$4
$6
$50
$66
$9
$13
$11
$151
$5
$5
$53
$75
$9
$16
$12
YE 2015
YE 2016
YE 2017

Securitized Funding as Pct of Managed Receivables	YE 2015	YE 2016	YE 2017
	39%	37%	35%

Funding is diversified across platforms and markets

Well capitalized with strong investment grade balance sheet profile

* Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $151 billion as of December 31, 2017, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 35%.

We expect the mix of securitized funding to remain around 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for 2015, 2016, and 2017, and our planned issuances for 2018, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2015 Actual	2016 Actual	2017 Actual	2018 Forecast
Unsecured – Currency of issuance (USD Equivalent)				
USD	$ 11	$ 9	$ 10	$ 10 - 12
CAD	1	1	2	1 - 2
EUR / GBP	4	3	3	2 - 3
Other	1	1	1	1
Total unsecured	$ 17	$ 14	$ 16	$ 14 - 18
Securitizations	$ 13	$ 13	$ 15	$ 13 - 15
Total public	$ 30	$ 28	$ 32	$ 27 - 33

* Numbers may not sum due to rounding

Our total unsecured public term funding plan is categorized by currency of issuance. We plan to issue our euro-denominated debt from Ford Credit U.S.

In 2017, we completed $32 billion of public term funding. For 2018, we project full-year public term funding in the range of $27 billion to $33 billion.

Through February 7, 2018, we have completed $4.3 billion of public term issuances.

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

The following chart shows our liquidity sources and utilization:

Liquidity Sources (Bils)

	2015 Dec 31	2016 Dec 31	2017 Dec 31
Liquidity Sources			
Cash	$ 11.2	$ 10.8	$ 11.8
Committed ABS facilities	33.2	34.6	33.4
Other unsecured credit facilities	2.3	2.5	3.3
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$ 49.7	$ 50.9	$ 51.5
Utilization of Liquidity			
Securitization cash	$ (4.3)	$ (3.4)	$ (3.8)
Committed ABS facilities	(20.6)	(19.9)	(17.2)
Other unsecured credit facilities	(0.8)	(0.7)	(1.1)
Ford corporate credit facility allocation	-	-	-
Total utilization of liquidity	$ (25.7)	$ (24.0)	$ (22.1)
Gross liquidity	$ 24.0	$ 26.9	$ 29.4
Adjustments	(0.5)	0.1	0.1
Net liquidity available for use	$ 23.5	$ 27.0	$ 29.5

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of at least $25 billion.

At December 31, 2017, our liquidity available for use was $29.5 billion, $2.5 billion higher than year-end 2016. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. At December 31, 2017, our liquidity sources including cash totaled $51.5 billion, $0.6 billion higher than year-end 2016.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2017, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $11.8 billion, compared with $10.8 billion at year-end 2016.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.8 billion and $3.4 billion at December 31, 2017 and 2016, respectively.

Committed Capacity. At December 31, 2017, our committed capacity totaled $39.7 billion, compared with $40.1 billion at December 31, 2016. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $33.4 billion ($16.1 billion of retail financing, $6.4 billion of wholesale financing, and $10.9 billion of operating leases) at December 31, 2017. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $17.9 billion having maturities within the next twelve months and the remaining balance having maturities through 2019. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2017, $17.2 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At December 31, 2017, we and our majority-owned subsidiaries had $6.3 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At December 31, 2017, $5.2 billion was available for use.

FCE’s £945 million (equivalent to $1.3 billion at December 31, 2017) syndicated credit facility (the “FCE Credit Agreement”) matures in 2020. At December 31, 2017, £745 million (equivalent to $1.0 billion) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million).

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2022 and 25% of the commitments maturing on April 30, 2020. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At December 31, 2017, all $3.0 billion was available for use.

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

The following chart shows our cumulative maturities for the periods presented:

Balance Sheet Liquidity Profile (Bils)

Cumulative Maturities at December 31, 2017
Assets*
Debt**
$93
$61 ***
$125
$87
$147
$106
$161
$138
2018
2019
2020
2021 & Beyond

	2018	2019	2020	2021 & Beyond
Unsecured Long-Term Debt Maturities	$13.3	$13.4	$13.8	$28.4

* Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excluding amounts related to insurance activities)

** Retail and lease ABS are treated as amortizing to match the underlying assets

*** Includes all of the wholesale ABS term maturities of $9.9 billion that otherwise contractually extend to 2019 and beyond

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 4 and 11 of our Notes to the Financial Statements. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for our retail installment sale contracts and investment in operating leases. The 2018 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise shown in Note 4 as extending beyond 2018. The chart above also reflects the following adjustments to debt maturities in Note 11 to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2018 maturities include all of the wholesale securitization transactions, even if the maturities extend beyond 2018; and

•	Retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Securitization Transactions

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also engage in other structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions. We completed our first securitization transaction in 1988, and participate in a number of securitization markets including the United States, Canada, several European countries, Mexico, and China.

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

Securitization SPEs have limited purposes and generally are only permitted to purchase the securitized assets, issue asset-backed securities, and make payments on the securities. Some SPEs, such as certain trusts that issue securities backed by retail installment sale contracts, only issue a single series of securities and are dissolved when those securities have been paid in full. Other SPEs, such as the trusts that issue securities backed by wholesale receivables, issue multiple series of securities from time to time and may not be dissolved until the last series of securities is paid in full.

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

Selection of Assets, Enhancements, and Retained Interests

In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction. For example, for securitization transactions of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing (e.g., when the obligor is not more than 30-days delinquent or bankrupt). Subject to regulatory or rating agency requirements, it is our preferred practice to satisfy the applicable eligibility criteria by randomly selecting the assets to be included in a particular securitization from our entire portfolio of assets.

We provide various forms of credit and payment enhancement to increase the likelihood of receipt by securitization investors of the full amount of interest and principal due on their asset-backed securities. Credit enhancement includes (i) over-collateralization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), (ii) segregated cash reserve funds, (iii) subordinated securities, (iv) excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related asset-backed securities), and (v) accelerated payments where all excess spread and all principal collections from the receivables are used to repay the asset-backed securities until such securities are repaid in full or a target over-collateralization amount is attained. Payment enhancement includes interest rate swaps and other hedging arrangements, liquidity facilities, and certain cash deposits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We retain interests in our securitization transactions, including in the form of subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors, and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. We retain credit risk in securitization transactions, including the most subordinated interests in the securitized assets which are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors. Based on past experience, we expect that any losses in the pool of securitized assets would likely be limited to our retained interests. Our retention of credit risk is legally required in certain jurisdictions, including the United States, to be at least 5% of the credit risk of the securitized assets and is typically required to be retained for at least two years.

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

We generally have no obligation to repurchase or replace any securitized asset that becomes delinquent in payment or otherwise is in default. As the seller and servicer of the securitized assets and as the administrator of the securitization SPE, we are obligated to provide certain kinds of support to our securitization transactions, which are customary in the securitization industry. These obligations include performing administrative duties for the SPE and some transaction parties, indemnifications, repurchase obligations on assets that do not meet representations or warranties on eligibility criteria or that have been materially modified, the mandatory sale of additional assets in some revolving transactions, the payment or reimbursement of transaction party expenses and, in some cases, servicer advances of certain amounts. Securitization investors have no recourse to us or our other assets and have no right to require us to repurchase the asset-backed securities. We generally have no obligation to provide liquidity or contribute cash or additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short-term or long-term debt. We do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

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

Structural Features Under Certain Securitization Programs

The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:

•
Revolving Retail Program. Asset-backed securities under the FordREV program may be supported by a combination of a revolving pool of U.S. retail installment sale contracts and cash collateral. Cash generated by the receivables during the revolving period in excess of what is needed to pay certain expenses of the trust and interest on the notes may be used to purchase additional receivables provided that certain tests are met after the purchase. The revolving period ends upon the occurrence of certain events that include if credit losses or delinquencies on the pool of assets supporting the securities exceed specified levels, if certain segregated account balances are below their required levels, and if interest is not paid on the securities.

•
Retail Committed Facilities. If credit losses or delinquencies on a pool of assets held by a facility exceed specified levels, or if the level of over-collateralization or other credit enhancement for that pool decreases below a specified level, we will not have the right to sell additional pools of assets to that facility.

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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2016			2017
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)
Finance Receivables
Americas Segment
Retail financing	$1.5	$26.8	$24.1	$1.7	$31.4	$28.0
Wholesale financing	0.9	22.6	13.0	1.1	21.2	11.5
Total Americas Segment	2.4	49.4	37.1	2.8	52.6	39.5
Europe Segment
Retail financing	0.4	5.0	4.1	0.4	6.6	4.7
Wholesale financing	0.1	3.4	1.2	0.1	3.3	0.5
Total Europe Segment	0.5	8.4	5.3	0.5	9.9	5.2
Asia Pacific Segment
Retail financing	—	0.7	0.6	—	0.9	0.7
Wholesale financing	—	—	—	—	—	—
Total Asia Pacific Segment	—	0.7	0.6	—	0.9	0.7
Total finance receivables	2.9	58.5	43.0	3.3	63.4	45.4
Net investment in operating leases	0.5	11.8	7.4	0.5	11.5	7.2
Total on-balance sheet arrangements	$3.4	$70.3	$50.4	$3.8	$74.9	$52.6
__________

(a)	Before allowances for credit losses. Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes unamortized discount and debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following chart shows the calculation of our financial statement leverage and managed leverage:

Leverage (Bils)

	2015 Dec 31	2016 Dec 31	2017 Dec 31
<u>Leverage Calculation</u>			
Total debt	$ 119.6	$ 126.5	$ 137.8
Adjustments for cash	(11.2)	(10.8)	(11.8)
Adjustments for derivative accounting	(0.5)	(0.3)	-
Total adjusted debt	$ 107.9	$ 115.4	$ 126.0
Equity	$ 11.7	$ 12.8	$ 15.9
Adjustments for derivative accounting	(0.3)	(0.3)	(0.1)
Total adjusted equity	$ 11.4	$ 12.5	$ 15.8
Financial statement leverage (to 1) (GAAP)	10.2	9.9	8.7
Managed leverage (to 1) (Non-GAAP)	9.5	9.2	8.0

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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2017, our financial statement leverage was 8.7:1, and managed leverage was 8.0:1. We target managed leverage in the range of 8:1 to 9:1. For information on our planned distributions, refer to the “Outlook” section.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2017 are shown below (in millions):

	Payments Due by Period
	2018	2019 - 2020	2021 - 2022	2023 and Thereafter	Total
Long-term debt (a)	$31,115	$53,549	$25,784	$10,405	$120,853
Interest payments relating to long-term debt	2,803	3,677	1,576	851	8,907
Operating lease	17	29	19	37	102
Purchase obligations	13	9	—	—	22
Total	$33,948	$57,264	$27,379	$11,293	$129,884
__________

(a)	Excludes unamortized discounts, unamortized issuance costs, and fair value adjustments.

Liabilities recognized for unrecognized tax benefits of $90 million are excluded from the table above. Due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on income taxes, see Note 12 of our Notes to the Financial Statements.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consumer Portfolio. We estimate the allowance for credit losses on consumer receivables and on operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding observable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

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

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective LTR model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. An LTR for each product is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables or average net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The average LTR that is calculated for each product is multiplied by the end-of-period balances for that given product.

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

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford and Lincoln brand retail financing and operating lease portfolio is as follows (in millions):

Assumption	Basis Point Change	Increase / (Decrease)
Frequency - repossession ratio	+ / - 10 bps	$41 / $(41)
Loss severity per unit	+ / - 100	5 / (5)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-Consumer Portfolio. We estimate the allowance for credit losses for non-consumer receivables based on historical LTR ratios, expected future cash flows, and the fair value of collateral.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford and Lincoln brand operating lease portfolio is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Future auction values	+ / - 100 bps	$(123) / $123
Return volumes	+ / - 100	23 / (23)

Adjustments to the amount of accumulated supplemental depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following standards, which are not expected to have a significant change in practice and / or have a significant financial impact (with the exception of those standards further discussed in Note 2) to our financial statements or financial statement disclosures.

Standard		Effective Date (a)
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018 (b)
2017-12	Derivatives and Hedging	January 1, 2019 (b)
2017-08	Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
2016-02	Leases	January 1, 2019 (b) (c)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________

(a)	Early adoption for each of the standards, except standard 2016-01, is permitted.

(b)	For additional information see Note 2 of our Notes to the Financial Statements.

(c)
The FASB has issued the following update to the Leases standard: Accounting Standard Update (“ASU”) 2018-01 (Land Easement Practical Expedient for Transition to Topic 842). We will adopt the new leases guidance effective January 1, 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

2018 Guidance (Mils)

	2016 FY Results	2017 FY Results	2018 FY Plan
Pre-Tax Profit	$ 1,879	$ 2,310	< 2017 FY
Distributions	$ -	$ 406	~ $2,000

Expect 2018 pre-tax profit to be strong but lower than 2017

Distributions are planned to maintain leverage within target range

Expect distributions of about $2 billion primarily reflecting one-time favorable tax benefit

We expect full year 2018 pre-tax profit to be lower than 2017 driven primarily by the effect of higher interest rates on financing margin and derivatives revaluation.

We expect distributions of about $2 billion to our parent in 2018, primarily reflecting a one-time favorable tax benefit as a result of the Tax Cuts and Jobs Act of 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note on Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including the following factors:

•	Ford’s long-term competitiveness depends on the successful execution of fitness actions;

•	Industry sales volume, particularly in the United States, Europe, or China, could decline if there is a financial crisis, recession, or significant geopolitical event;

•	Ford’s new and existing products and mobility services are subject to market acceptance;

•	Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;

•	Ford may face increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in commodity prices, foreign currency exchange rates, and interest rates can have a significant effect on results;

•	With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events;

•	Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor disputes, natural or man-made disasters, financial distress, production difficulties, or other factors;

•	Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;

•	Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition;

•	Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed;

•	Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;

•	Safety, emissions, fuel economy, and other regulations affecting Ford may become more stringent;

•	Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•	Ford’s receipt of government incentives could be subject to reduction, termination, or clawback;

•	Operational systems, security systems, and vehicles could be affected by cyber incidents;

•
Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;

•	Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;

•	Ford Credit could face increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles; and

•	Ford Credit could be subject to new or increased credit regulations, consumer or data protection regulations, or other regulations.

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

Our pre-tax cash flow sensitivity at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2016	2017
One percentage point instantaneous increase in interest rates	$21	$14
One percentage point instantaneous decrease in interest rates (a)	(21)	(14)
___________

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk

Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2017 is insignificant. For additional information on our derivatives, see Note 9 of our Notes to the Financial Statements.

Derivative Notional Values. The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2016	2017
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$23	$20
Pay-floating, receive-fixed, excluding securitization swaps	40	41
Securitization swaps	32	28
Total interest rate derivatives	95	89

Other derivatives
Cross-currency swaps	3	4
Foreign currency forwards	2	2
Total notional value	$100	$95

Derivative Fair Values. The net fair value of Ford Credit’s derivative financial instruments at December 31, 2016 was an asset of $743 million, compared to an asset of $625 million at December 31, 2017. For additional information regarding our derivatives, see Note 9 of our Notes to the Financial Statements.

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

Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. Exposure limits are established based on our overall risk tolerance, which is calculated from counterparty credit ratings and market-based credit default swap (“CDS”) spreads. The exposure limits are lower for smaller and lower-rated counterparties, counterparties that have relatively higher CDS spreads, and for longer-dated exposures. Our exposures are monitored on a regular basis and are included in periodic reports to Ford’s Treasurer and our Chief Financial Officer.

Substantially all of our counterparty exposures are with counterparties that have an investment grade rating. Investment grade is our guideline for minimum counterparty long-term ratings. For additional information on our derivatives, see Note 9 of our Notes to the Financial Statements.

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

Selected quarterly financial data for 2016 and 2017 are provided in Note 18 of our Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. N. Joy Falotico, our Chairman of the Board and Chief Executive Officer (“CEO”), and Marion B. Harris, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Not required.

ITEM 11. Executive Compensation.

Not required.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Not required.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2016	2017
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$11.2	$11.5
Audit-related fees - for support of funding transactions, due diligence for mergers, acquisitions and divestitures, attestation services, internal control reviews, and assistance with interpretation of accounting standards	2.2	2.4
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to mergers, acquisitions and divestitures	1.2	0.6
All other fees - for support in business and regulatory reviews and research analysis regarding new strategies	0.4	—
Total fees	$15.0	$14.5

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

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statement for the Years Ended December 31, 2015, 2016, and 2017

•Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2015, 2016, and 2017

•Consolidated Balance Sheet at December 31, 2016 and 2017

•Consolidated Statement of Shareholder’s Interest for the Years Ended December 31, 2015, 2016, and 2017

•Consolidated Statement of Cash Flows for the Years Ended December 31, 2015, 2016, and 2017

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Marion B. Harris
Marion B. Harris
Chief Financial Officer and Treasurer

Date:	February 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

N. JOY FALOTICO*	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 8, 2018
N. Joy Falotico

JOHN T. LAWLER*	Director and Audit Committee Member	February 8, 2018
John T. Lawler

KENNETH R. KENT*	Director and Chair of the Audit Committee	February 8, 2018
Kenneth R. Kent

THOMAS C. SCHNEIDER*	Director and Executive Vice President, Chief Risk Officer	February 8, 2018
Thomas C. Schneider

MARION B. HARRIS*	Director, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 8, 2018
Marion B. Harris

* By /s/ BRIAN J. BOHL	Attorney-in-Fact	February 8, 2018
Brian J. Bohl

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholder's interest and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 8, 2018

We have served as the Company’s auditor since 1959.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the Years Ended December 31,
	2015	2016	2017
Financing revenue
Operating leases	$4,865	$5,555	$5,552
Retail financing	2,819	3,070	3,451
Dealer financing	1,539	1,760	1,903
Other	57	38	70
Total financing revenue	9,280	10,423	10,976
Depreciation on vehicles subject to operating leases	(3,640)	(4,329)	(4,135)
Interest expense	(2,416)	(2,755)	(3,175)
Net financing margin	3,224	3,339	3,666
Other revenue
Insurance premiums earned (Note 14)	133	156	158
Fee based revenue and other	—	—	243
Total financing margin and other revenue	3,357	3,495	4,067
Expenses
Operating expenses	1,139	1,274	1,295
Provision for credit losses (Note 6)	347	547	588
Insurance expenses (Note 14)	69	125	124
Total expenses	1,555	1,946	2,007

Other income, net (Note 15)	284	330	250

Income before income taxes	2,086	1,879	2,310
Provision for / (Benefit from) income taxes (Note 12)	723	506	(697)
Net income	$1,363	$1,373	$3,007

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2015	2016	2017

Net income	$1,363	$1,373	$3,007
Other comprehensive income / (loss), net of tax (Note 13)
Foreign currency translation	(766)	(283)	471
Total other comprehensive income / (loss), net of tax	(766)	(283)	471
Comprehensive income	597	1,090	3,478
Less: Comprehensive income / (loss) attributable to noncontrolling interests	1	—	—
Comprehensive income / (loss) attributable to Ford Motor Credit Company	$596	$1,090	$3,478

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2016	December 31, 2017
ASSETS
Cash and cash equivalents (Note 3)	$8,077	$9,558
Marketable securities (Note 3)	3,280	2,881
Finance receivables, net (Note 4)	102,981	116,003
Net investment in operating leases (Note 5)	27,209	26,661
Notes and accounts receivable from affiliated companies	811	1,076
Derivative financial instruments (Note 9)	909	935
Other assets (Note 10)	2,822	3,329
Total assets	$146,089	$160,443

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,065	$1,171
Affiliated companies	336	592
Total accounts payable	1,401	1,763
Debt (Note 11)	126,492	137,828
Deferred income taxes	3,230	2,386
Derivative financial instruments (Note 9)	166	310
Other liabilities and deferred income (Note 10)	1,997	2,272
Total liabilities	133,286	144,559

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss) (Note 13)	(890)	(419)
Retained earnings	8,466	11,076
Total shareholder’s interest	12,803	15,884
Total liabilities and shareholder’s interest	$146,089	$160,443

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2016	December 31, 2017
ASSETS
Cash and cash equivalents	$3,047	$3,479
Finance receivables, net	50,857	56,250
Net investment in operating leases	11,761	11,503
Derivative financial instruments	25	64

LIABILITIES
Debt	$43,730	$46,437
Derivative financial instruments	5	2

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss) (Note 13)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Year Ended December 31, 2014	$5,227	$160	$5,980	$11,367	$—	$11,367
Net income	—	—	1,363	1,363	—	1,363
Other comprehensive income / (loss), net of tax	—	(767)	—	(767)	1	(766)
Distributions declared	—	—	(250)	(250)	—	(250)
Year Ended December 31, 2015	$5,227	$(607)	$7,093	$11,713	$1	$11,714
Net income	—	—	1,373	1,373	—	1,373
Other comprehensive income / (loss), net of tax	—	(283)	—	(283)	—	(283)
Distributions declared	—	—	—	—	(1)	(1)
Year Ended December 31, 2016	$5,227	$(890)	$8,466	$12,803	$—	$12,803
Net income	—	—	3,007	3,007	—	3,007
Other comprehensive income / (loss), net of tax	—	471	—	471	—	471
Adoption of accounting standard (Note 2)	—	—	9	9	—	9
Distributions declared	—	—	(406)	(406)	—	(406)
Year Ended December 31, 2017	$5,227	$(419)	$11,076	$15,884	$—	$15,884

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2015	2016	2017
Cash flows from operating activities
Net income	$1,363	$1,373	$3,007
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	347	547	588
Depreciation and amortization	4,465	5,121	4,928
Amortization of upfront interest supplements	(1,078)	(1,341)	(1,686)
Net change in deferred income taxes	1,042	340	(923)
Net change in other assets	129	(413)	(606)
Net change in other liabilities	(348)	462	480
All other operating activities	(210)	142	(123)
Net cash provided by / (used in) operating activities	$5,710	$6,231	$5,665

Cash flows from investing activities
Purchases of finance receivables	(39,512)	(37,494)	(43,232)
Principal collections of finance receivables	31,560	30,924	37,277
Purchases of operating lease vehicles	(14,355)	(14,441)	(12,780)
Proceeds from termination of operating lease vehicles	6,570	7,920	8,538
Net change in wholesale receivables and other short-duration receivables	(5,126)	(1,499)	(874)
Purchases of marketable securities	(12,199)	(7,289)	(5,899)
Proceeds from sales and maturities of marketable securities	12,704	6,756	6,316
Settlements of derivatives	210	215	(117)
All other investing activities	20	(164)	(34)
Net cash provided by / (used in) investing activities	(20,128)	(15,072)	(10,805)

Cash flows from financing activities
Proceeds from issuances of long-term debt	48,124	42,971	44,994
Principal payments on long-term debt	(31,474)	(38,000)	(39,372)
Change in short-term debt, net	1,229	3,403	1,195
Cash distributions to parent	(250)	—	(406)
All other financing activities	(101)	(103)	(105)
Net cash provided by / (used in) financing activities	17,528	8,271	6,306
Effect of exchange rate changes on cash and cash equivalents	(403)	(239)	315

Net increase / (decrease) in cash and cash equivalents	$2,707	$(809)	$1,481

Cash and cash equivalents at January 1	$6,179	$8,886	$8,077
Net increase / (decrease) in cash and cash equivalents	2,707	(809)	1,481
Cash and cash equivalents at December 31	$8,886	$8,077	$9,558

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

Forso Nordic AB. We hold a 50% interest in Forso Nordic AB (“Forso”), a joint venture with Credit Agricole Consumer Finance SA (“CACF”). Forso was established to support the sale of Ford vehicles in Denmark, Finland, Norway, and Sweden by providing retail and dealer financing in these markets. We have exercised our call option to purchase CACF’s shares in the joint venture, and as a result, effective August 23, 2017, we consolidated the joint venture for financial reporting purposes. The consolidated results are included in the Europe segment. At December 31, 2017, the value of joint venture assets and liabilities reported on our balance sheet include $1.7 billion in assets (primarily finance receivables) and $1.6 billion in liabilities (primarily debt).

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

Generally, our foreign subsidiaries use the local currency as their functional currency. We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars using end-of-period exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in Foreign currency translation, a component of Total Other comprehensive income / (Ioss), net of tax. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the amount of accumulated foreign currency translation related to the entity is reclassified to Net income and recognized as part of the gain or loss on the investment.

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

We recognized the cumulative effect of initially applying the new standard as a $9 million increase to the opening balance of Retained earnings with the offset primarily reflected in Other assets. When compared to the previous standard, the impact of adopting the new standard was immaterial to Other assets and Retained earnings at December 31, 2017 and Net income for the period ended December 31, 2017. Under the previous standard, amounts reported in Fee based revenue and other for the period ended December 31, 2017 would have been included in Other income, net.

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

Accounting Standards Issued But Not Yet Adopted

The following represent the standards that will, or are expected to, result in a significant change in practice and / or have a significant financial impact to Ford Credit.

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

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. We plan to adopt the standard at its effective date of January 1, 2019. We anticipate adoption of the standard will add about $100 million of right-of-use assets and lease obligations to our balance sheet and will not significantly impact pre-tax profit. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the early stages of implementation. We are in the process of cataloging our existing lease contracts and implementing changes to our systems.

ASU 2017-12, Derivatives and Hedging. In August 2017, the FASB issued a new accounting standard which aligns hedge accounting with risk management activities and simplifies the requirement to qualify for hedge accounting. We will adopt the new standard effective January 1, 2018. Adoption will require additional financial statement disclosures and may enable us to expand our risk management strategies.

ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued a new accounting standard that amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective January 1, 2018. The most significant impact to our consolidated financial statements will relate to the recognition of the change in fair value of our equity investments without readily determinable values (often referred to as cost method investments). The fair value of these investments will change when there is a change in the observable price for similar investments.

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

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet at December 31 (in millions):

	Fair Value Level	2016	2017
Cash and cash equivalents
U.S. government	1	$924	$—
U.S. government and agencies	2	—	300
Non-U.S. government and agencies	2	142	703
Corporate debt	2	—	25
Total marketable securities classified as cash equivalents		1,066	1,028
Cash, time deposits and money market funds		7,011	8,530
Total cash and cash equivalents		$8,077	$9,558

Marketable Securities
U.S. government	1	$1,634	$966
U.S. government and agencies	2	505	384
Non-U.S. government and agencies	2	632	660
Corporate debt	2	475	848
Other marketable securities	2	34	23
Total marketable securities		$3,280	$2,881

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

Revenue from finance receivables is recognized using the interest method and includes the accretion of certain direct origination costs that are deferred and interest supplements received from Ford and affiliated companies. The unearned interest supplements on finance receivables are included in Finance receivables, net on the balance sheet, and the earned interest supplements are included in Total financing revenue on the income statement.

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

Consumer Portfolio. Receivables in this portfolio include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal or commercial use. Retail financing includes retail installment contracts for new and used vehicles and direct financing leases with retail customers, government entities, daily rental companies, and fleet customers.

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•
Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate, and finance other dealer programs. Wholesale financing is approximately 93% of our dealer financing.

•
Other financing – includes purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers and certain used vehicles from daily rental fleet companies. In addition, we provide financing to Ford for vehicles that Ford leases to its employees. These receivables are excluded from our credit quality reporting since the performance of this group of receivables is generally guaranteed by Ford.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net at December 31 were as follows (in millions):

	2016	2017
Consumer
Retail financing, gross	$68,121	$78,467
Unearned interest supplements from Ford and affiliated companies	(2,783)	(3,280)
Consumer finance receivables	65,338	75,187

Non-Consumer
Dealer financing (a)	36,951	39,241
Other financing	1,176	2,172
Non-Consumer finance receivables (b)	38,127	41,413
Total recorded investment (c)	$103,465	$116,600

Recorded investment in finance receivables	$103,465	$116,600
Allowance for credit losses	(484)	(597)
Finance receivables, net	$102,981	$116,003

Net finance receivables subject to fair value (d)	$100,857	$112,717
Fair value	101,576	112,133
__________

(a)
At December 31, 2016 and 2017, includes $5.2 billion and $4.8 billion, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in delivery to the destination dealers, and $399 million and $466 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2015, 2016, and 2017, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide financing was $6 million, $9 million, and $7 million, respectively. Consolidated subsidiaries of Ford include dealerships that are partially owned by Ford as consolidated VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)
The amount of interest earned from Ford and affiliated companies associated with purchased receivables and receivables from gate released vehicles in transit to dealers for the years ended December 31, 2015, 2016, and 2017, were $183 million, $167 million, and $236 million, respectively.

(c)
The amount of earned interest supplements on consumer and non-consumer receivables from Ford and affiliated companies, and revenue earned from Ford on the financing of vehicles that Ford leases to employees, totaled $1.3 billion, $1.6 billion, and $2.0 billion, for the years ended December 31, 2015, 2016, and 2017, respectively. The related amount of cash received from interest supplements totaled $1.8 billion, $2.3 billion, and $2.3 billion, for the years ended December 31, 2015, 2016, and 2017, respectively.

(d)	At December 31, 2016 and 2017, Finance receivables, net includes $2.1 billion and $3.3 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements.

Excluded from finance receivables at December 31, 2016 and 2017 was $224 million and $241 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2016 and 2017 were consumer receivables of $32.5 billion and $38.9 billion, respectively, and non-consumer receivables of $26.0 billion and $24.5 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Contractual maturities of total finance receivables outstanding at December 31, 2017 reflect contractual repayments due from customers or borrowers and were as follows (in millions):

	Due in Year Ending December 31,
	2018	2019	2020	Thereafter	Total
Consumer
Retail financing, gross (a)	$23,039	$20,380	$16,162	$18,886	$78,467

Non-Consumer
Dealer financing	35,595	2,142	188	1,316	39,241
Other financing	2,161	3	3	5	2,172
Total finance receivables	$60,795	$22,525	$16,353	$20,207	$119,880
__________

(a)	Contractual maturities of retail financing, gross include $436 million of estimated unguaranteed residual values related to direct financing leases.
Our finance receivables are generally pre-payable without penalty, so prepayments may cause actual maturities to differ from contractual maturities. For wholesale receivables, which are included in dealer financing, maturities stated above are estimated based on historical trends, as maturities on outstanding amounts are scheduled upon the sale of the underlying vehicle by the dealer.
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $21 million and $24 million at December 31, 2016 and 2017, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was de minimus and $1 million at December 31, 2016 and 2017, respectively.

The aging analysis of finance receivables balances at December 31 was as follows (in millions):

	2016	2017
Consumer
31-60 days past due	$760	$748
61-90 days past due	114	113
91-120 days past due	34	36
Greater than 120 days past due	39	37
Total past due	947	934
Current	64,391	74,253
Consumer finance receivables	65,338	75,187

Non-Consumer
Total past due	107	122
Current	38,020	41,291
Non-Consumer finance receivables	38,127	41,413
Total recorded investment	$103,465	$116,600

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Credit Quality

Consumer Portfolio. When originating all classes of consumer receivables (i.e., retail and lease products), we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information.  After a proprietary risk score is generated, we decide whether to originate a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information.  Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations.

After origination, we review the credit quality of retail financing based on customer payment activity. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies, which allows us to focus collection activity on higher-risk accounts. These models are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns.

Credit quality ratings for consumer receivables are based on our aging analysis. Refer to the aging table above. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is required when the dealer has sold the vehicle. Each non-consumer lending request is evaluated by considering the borrower’s financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that we consider most significant in predicting a dealer’s ability to meet its financial obligations. We also consider numerous other financial and qualitative factors of the dealer’s operations, including capitalization and leverage, liquidity and cash flow, profitability, and credit history with ourselves and other creditors.

Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

We generally suspend credit lines and extend no further funding to dealers classified in Group IV.

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new information that improves its statistical predictability. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends on factors such as the dealer’s risk rating and our security position. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant. Audits of higher-risk dealers are conducted with increased frequency based on risk ratings and our security position. We perform a credit review of each dealer at least annually and adjust the dealer’s risk rating, if necessary.

The credit quality of dealer financing receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables at December 31 was as follows (in millions):

	2016	2017
Dealer financing
Group I	$29,926	$31,551
Group II	5,552	5,912
Group III	1,380	1,640
Group IV	93	138
Total recorded investment	$36,951	$39,241

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2016 and 2017 was $367 million, or 0.6% of consumer receivables, and $386 million, or 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2016 and 2017 was $107 million, or 0.3% of non-consumer receivables, and $138 million, or 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 6 for additional information related to the development of our allowance for credit losses.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. The amount of unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2016 and 2017 was $2.5 billion and $2.8 billion, respectively. The amount of earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating lease for the years ended December 31, 2015, 2016, and 2017 was $1.5 billion, $1.9 billion, and $2.1 billion, respectively. The amount of interest supplements and residual support cash received totaled $1.9 billion, $2.0 billion, and $2.4 billion for the years ended December 31, 2015, 2016, and 2017, respectively.

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

Net investment in operating leases at December 31 was as follows (in millions):

	2016	2017
Vehicles, at cost (a)	$32,823	$32,659
Accumulated depreciation	(5,550)	(5,927)
Net investment in operating leases before allowance for credit losses	27,273	26,732
Allowance for credit losses	(64)	(71)
Net investment in operating leases	$27,209	$26,661
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At December 31, 2016 and 2017, net investment in operating leases before allowance for credit losses includes $11.8 billion and $11.5 billion, respectively, of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investments in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)

We have a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. Effective January 1, 2017, the financing we provide under this agreement is reflected on our balance sheet in Finance receivables, net. Previously, these amounts were reflected in Net investment in operating leases. The amount included in Net investment in operating leases at December 31, 2016 was $907 million. The revenue related to these agreements is now reflected in Other financing revenue. Previously, this activity was reflected on our income statement in Operating leases revenue and Depreciation on vehicles subject to operating leases. For the years ended December 31, 2015, and 2016, the operating lease revenue related to these vehicles was $284 million and $302 million, respectively, while the depreciation expense related to these vehicles was $253 million and $275 million, respectively.

The amounts contractually due for minimum rentals on operating leases at December 31, 2017 were as follows (in millions):

	2018	2019	2020	2021	2022
Minimum rentals on operating leases	$4,585	$2,797	$977	$74	$6

Our operating leases are generally pre-payable without penalty and may cause actual amounts due to differ from amounts contractually due.

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

Consumer Portfolio and Operating Leases

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to-receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. An LTR for each product is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables or average net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). The average LTR that is calculated for each product is multiplied by the end-of-period balances for that given product.

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

Non-Consumer Portfolio

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the years ended December 31 was as follows (in millions):

	2016
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$357	$16	$373	$49	$422
Charge-offs	(435)	(8)	(443)	(175)	(618)
Recoveries	116	6	122	81	203
Provision for credit losses	436	2	438	109	547
Other (a)	(5)	(1)	(6)	—	(6)
Ending balance	$469	$15	$484	$64	$548

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$450	$13	$463	$64	$527
Specific impairment allowance	19	2	21	—	21
Ending balance	469	15	484	64	$548

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	64,971	38,020	102,991	27,273
Specifically evaluated for impairment	367	107	474	—
Recorded investment	65,338	38,127	103,465	27,273

Ending balance, net of allowance for credit losses	$64,869	$38,112	$102,981	$27,209
__________

(a)	Primarily represents amounts related to translation adjustments.

	2017
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$469	$15	$484	$64	$548
Charge-offs	(510)	(7)	(517)	(208)	(725)
Recoveries	139	9	148	96	244
Provision for credit losses	471	(2)	469	119	588
Other (a)	13	—	13	—	13
Ending balance	$582	$15	$597	$71	$668

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$560	$13	$573	$71	$644
Specific impairment allowance	22	2	24	—	24
Ending balance	582	15	597	71	$668

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	74,801	41,275	116,076	26,732
Specifically evaluated for impairment	386	138	524	—
Recorded investment	75,187	41,413	116,600	26,732

Ending balance, net of allowance for credit losses	$74,605	$41,398	$116,003	$26,661
__________

(a)	Primarily represents amounts related to translation adjustments.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	2017
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.8	$32.6	$0.2	$32.4	$27.7
Wholesale financing	1.2	23.9	—	23.9	11.5
Finance receivables	3.0	56.5	0.2	56.3	39.2
Net investment in operating leases	0.5	11.5	—	11.5	7.2
Total VIE	$3.5	$68.0	$0.2	$67.8	$46.4

Non-VIE
Retail financing	$0.3	$6.3	$—	$6.3	$5.7
Wholesale financing	—	0.6	—	0.6	0.5
Finance receivables	0.3	6.9	—	6.9	6.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.9	$—	$6.9	$6.2

Total securitization transactions
Retail financing	$2.1	$38.9	$0.2	$38.7	$33.4
Wholesale financing	1.2	24.5	—	24.5	12.0
Finance receivables	3.3	63.4	0.2	63.2	45.4
Net investment in operating leases	0.5	11.5	—	11.5	7.2
Total securitization transactions	$3.8	$74.9	$0.2	$74.7	$52.6
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2015	2016	2017
VIE	$541	$671	$827
Non-VIE	89	102	128
Total securitization transactions	$630	$773	$955

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

	2016		2017
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$25	$5	$64	$2
Derivatives related to the VIEs	11	21	23	29
Other securitization related derivatives	21	1	34	—
Total exposures related to securitization	$57	$27	$121	$31

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense / (income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2015	2016	2017
Derivatives of the VIEs	$(32)	$23	$(38)
Derivatives related to the VIEs	12	(4)	(6)
Other securitization related derivatives	18	10	(16)
Total derivative expense / (income) related to securitization	$(2)	$29	$(60)

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at December 31, 2016 and 2017, and ranged from $0 to $12 million during 2016 and $0 to $9 million during 2017.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Other income, net. Net interest settlements and accruals on fair value hedges are excluded from the assessment of hedge effectiveness and are reported in Interest expense. The cash flows associated with fair value hedges are reported in Net cash provided by / (used in) operating activities in our statement of cash flows.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

Derivatives Not Designated as Hedging Instruments. We report net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Other income, net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross currency interest rate swaps are reported in Other income, net. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by / (used in) investing activities in our statement of cash flows.

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, recorded in income for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$370	$367	$217
Ineffectiveness (a)	3	4	(1)
Derivatives not designated as hedging instruments
Interest rate contracts	(58)	(9)	58
Foreign currency exchange contracts (b)	66	179	(150)
Cross-currency interest rate swap contracts	100	398	103
Total	$481	$939	$227
__________

(a)
For 2015, 2016, and 2017, hedge ineffectiveness reflects the net change in fair value on derivatives of $72 million gain, $120 million loss, and $268 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rates of $69 million loss, $124 million gain, and $267 million gain, respectively.

(b)	Reflects forward contracts between Ford Credit and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, at December 31 were as follows (in millions):

	2016			2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$33,175	$487	$80	$28,008	$248	$135
Derivatives not designated as hedging instruments
Interest rate contracts	61,689	156	74	60,504	276	137
Foreign currency exchange contracts	1,791	24	4	2,406	3	10
Cross-currency interest rate swap contracts	3,201	242	8	4,006	408	28
Total derivative financial instruments, gross (a) (b)	$99,856	$909	$166	$94,924	$935	$310
__________

(a)	At December 31, 2016 and 2017, we held collateral of $15 million, and we posted collateral of $12 million and $38 million, respectively.

(b)
At December 31, 2016 and 2017, the fair value of assets and liabilities available for counterparty netting was $113 million and $162 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

Other assets and other liabilities and deferred income consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets at December 31 were as follows (in millions):

	2016	2017
Accrued interest and other non-finance receivables	$889	$1,117
Collateral held for resale, at net realizable value, and other inventory	621	780
Prepaid reinsurance premiums and other reinsurance recoverables	546	611
Deferred charges – income taxes	205	247
Property and equipment, net of accumulated depreciation (a)	156	177
Deferred charges	122	127
Restricted cash (b)	108	124
Investment in non-consolidated affiliates	153	107
Other	22	39
Total other assets	$2,822	$3,329
__________

(a)	Accumulated depreciation was $347 million and $354 million at December 31, 2016 and 2017, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income at December 31 were as follows (in millions):

	2016	2017
Unearned insurance premiums and fees	$650	$723
Interest payable	661	722
Income tax and related interest (a)	294	301
Deferred revenue	143	148
Payroll and employee benefits	51	68
Other	198	310
Total other liabilities and deferred income	$1,997	$2,272
__________

(a)	Includes tax and interest payable to affiliated companies of $96 million and $99 million at December 31, 2016 and 2017 respectively.

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $120 million, $120 million, and $124 million at December 31, 2016, January 1, 2017, and December 31, 2017, respectively. The January 1, 2017 balance reflects adoption of the new revenue recognition standard. See Note 2 for additional information.

Admission fee revenue on group financing products is generally recognized evenly over the term of the agreement, which is up to 84 months. Increases in the admission fee deferred revenue balance are the result of payments due during the current period in advance of satisfying our performance under the contract and decreases are a result of revenue recognized during the current period that was previously deferred. The total amount of admission fee revenue recognized for the full year 2017 that was included in the beginning balance of deferred revenue at January 1, 2017 was $27 million.

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium, unamortized issuance costs, and adjustments related to designated fair value hedging (see Note 9 for additional information). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt or to the put date and are recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Other income, net.

Debt outstanding and interest rates at December 31 were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	2016	2017	2016	2017	2016	2017
Short-term debt
Unsecured debt
Floating rate demand notes	$5,986	$5,660
Commercial paper	4,507	4,889
Other short-term debt	3,803	5,890
Asset-backed debt	1,063	786
Total short-term debt	15,359	17,225	2.3%	3.0%	2.3%	3.0%
Long-term debt
Unsecured debt
Notes payable within one year	12,369	13,298
Notes payable after one year	49,308	55,687
Asset-backed debt
Notes payable within one year	19,286	17,817
Notes payable after one year	30,112	34,051
Unamortized discount	(8)	(1)
Unamortized issuance costs	(212)	(228)
Fair value adjustments	278	(21)
Total long-term debt	111,133	120,603	2.4%	2.5%	2.5%	2.6%
Total debt	$126,492	$137,828	2.4%	2.6%	2.4%	2.6%

Fair value of debt	$128,001	$139,677
Interest rate characteristics of debt payable after one year
Fixed interest rate	56,684	65,569
Variable interest rate (generally based on LIBOR or other short-term rates)	22,736	24,169
Total payable after one year	$79,420	$89,738

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

The fair value of debt reflects interest accrued but not yet paid of $658 million and $717 million at December 31, 2016 and 2017, respectively. Accrued interest is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt includes $14.3 billion and $16.4 billion of short-term debt at December 31, 2016 and 2017, respectively, carried at cost, which approximates fair value.

Other short-term debt with affiliated companies was $29 million and $72 million at December 31, 2016 and 2017, respectively. Interest expense on debt with affiliated companies is reported in Interest expense and was $19 million, $4 million, and $3 million for the years ended December 31, 2015, 2016, and 2017, respectively.

We paid interest of $2.2 billion, $2.4 billion, and $2.9 billion in 2015, 2016, and 2017, respectively, on debt.

Maturities

Debt maturities at December 31, 2017 were as follows (in millions):

	2018 (a)	2019	2020	2021	2022	Thereafter (b)	Total
Unsecured debt	$29,737	$13,424	$13,823	$11,128	$7,657	$9,655	$85,424
Asset-backed debt	18,603	15,667	10,635	3,391	3,608	750	52,654
Total	48,340	29,091	24,458	14,519	11,265	10,405	138,078
Unamortized discount							(1)
Unamortized issuance costs							(228)
Fair value adjustments							(21)
Total debt							$137,828
__________

(a)	Includes $17,225 million for short-term and $31,115 million for long-term debt.

(b)	Includes $9,514 million of unsecured debt maturing between 2023 and 2027 with the remaining balance maturing by 2048.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $33.4 billion ($16.1 billion of retail financing, $6.4 billion of wholesale financing, and $10.9 billion of operating leases) at December 31, 2017. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed liquidity facilities have varying maturity dates, with $17.9 billion having maturities within the next twelve months and the remaining balance having maturities through 2019. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT AND COMMITMENTS (Continued)

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2017, $17.2 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed.

Unsecured Credit Facilities

At December 31, 2017, we and our majority-owned subsidiaries had $6.3 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At December 31, 2017, $5.2 billion was available for use.

FCE’s £945 million (equivalent to $1.3 billion at December 31, 2017) syndicated credit facility (the “FCE Credit Agreement”) matures in 2020. At December 31, 2017, £745 million (equivalent to $1.0 billion) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million).

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2022 and 25% of the commitments maturing on April 30, 2020. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At December 31, 2017, all $3.0 billion was available for use.

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

The Provision for income taxes for the years ended December 31 was estimated as follows (in millions):

	2015	2016	2017
Current
Federal	$(454)	$(41)	$(6)
Non-U.S.	161	222	241
State and local	(26)	(15)	(9)
Total current	(319)	166	226
Deferred
Federal	893	284	(1,016)
Non-U.S.	93	1	30
State and local	56	55	63
Total deferred	1,042	340	(923)
Provision for / (Benefit from) income taxes	$723	$506	$(697)

A reconciliation of the Provision for income taxes with the United States statutory tax rate as a percentage of Income before income taxes for the years ended December 31 is as follows:

	2015	2016	2017
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
Non-U.S. tax rates under U.S. rate	(3.0)	(3.8)	(4.0)
State and local income taxes	1.0	1.3	1.5
U.S. tax on non-U.S. earnings	0.2	(4.9)	15.6
Enacted change in tax laws	—	—	(78.1)
Other	(0.2)	(0.7)	(0.2)
Valuation allowance	1.7	—	—
Effective tax rate	34.7%	26.9%	(30.2)%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (H.R. 1) was signed into law. The new law includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, and requires immediate taxation of accumulated, unremitted non-U.S. earnings. As a result, at December 31, 2017, we recognized a tax benefit of $1.8 billion from revaluing U.S. net deferred tax liabilities and tax expense of $375 million to record U.S. tax on unremitted non-U.S. earnings.
At December 31, 2017, $2.4 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Repatriation of these earnings in their entirety would result in an incremental liability of about $60 million.

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

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2016	2017
Deferred tax assets
Net operating loss carryforwards	$1,207	$1,310
Provision for credit losses	191	204
Other foreign	83	79
Employee benefit plans	34	33
Foreign tax credits	803	1,244
Other	89	51
Total gross deferred tax assets	2,407	2,921
Less: Valuation allowance	(42)	(68)
Total net deferred tax assets	2,365	2,853
Deferred tax liabilities
Leasing transactions	4,479	4,017
Finance receivables	594	523
Other foreign	303	391
Other	14	61
Total deferred tax liabilities	5,390	4,992
Net deferred tax liability	$3,025	$2,139

At December 31, 2017, we have a valuation allowance of $68 million for deferred tax assets primarily related to our Mexico operations.

In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us, generally on a separate return basis. In this regard, the deferred tax assets related to foreign tax credits and net operating loss carryforwards represent amounts primarily due from Ford. We reflect a deferred asset for foreign tax credits within our balance sheet due to our tax sharing agreement with Ford which provides for full reimbursement for the use of these credits.  We reflect a deferred asset for net operating loss carryforwards due to our profit history and expected reversal of our deferred tax liability. Under our tax sharing agreement with Ford, we are generally paid for these assets at the earlier of our use on a separate return basis or their expiration.

Operating loss carryforwards for tax purposes were $4.9 billion at December 31, 2017, resulting in a deferred tax asset of $1.3 billion. These losses begin to expire in 2019 with a substantial portion expiring in 2037. Tax benefits of net operating loss carryforwards and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES (Continued)

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned is included in Other income, net while interest expense is included in Interest expense.

The changes in the unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Beginning balance	$111	$91	$80
Increase - tax positions in prior periods	9	2	18
Increase - tax positions in current period	1	—	1
Decrease - tax positions in prior periods	(22)	(1)	(2)
Settlements	(8)	(12)	(7)
Lapse of statute of limitations	—	—	(7)
Foreign currency transaction adjustments	—	—	7
Ending balance	$91	$80	$90

The amount of unrecognized tax benefits at December 31, 2015, 2016, and 2017 that would impact the effective tax rate if recognized, was $76 million, $69 million, and $85 million, respectively. We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.

We have settled our U.S. federal income tax matters related to tax years prior to 2012 in accordance with our intercompany tax sharing agreement with Ford. The Ford consolidated tax return is currently under examination for the 2012 and 2013 tax years. Examinations by tax authorities have been completed through 2008 in Germany, 2012 in Canada, and 2015 in the United Kingdom.

We recognize income tax-related penalties in Provision for / (Benefit from) income taxes on our income statement.  We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford in Other income, net on our income statement. For the years ended December 31, 2015, 2016, and 2017, we recorded net tax related interest income of $3 million, $8 million, and $5 million, respectively, in our income statement. At December 31, 2016 and 2017, we recorded a net payable of $11 million and $5 million, respectively, for tax related interest in Other liabilities and deferred income.

We paid income taxes of $74 million, $107 million, and $220 million in 2015, 2016, and 2017, respectively.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The changes in the balance of Accumulated Other Comprehensive Income / (Loss) (“AOCI”) attributable to Ford Credit for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Foreign currency translation
Beginning balance	$160	$(607)	$(890)
Net gain / (loss) on foreign currency translation	(767)	(283)	471
Other comprehensive income / (loss), net of tax	(767)	(283)	471
Ending balance	$(607)	$(890)	$(419)

Total AOCI ending balance at December 31	$(607)	$(890)	$(419)

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

Insurance Assets

Cash, cash equivalents, and marketable securities related to insurance activities at December 31 were as follows (in millions):

	2016	2017
Cash and cash equivalents	$99	$162
Marketable securities	475	449
Total cash, cash equivalents, and marketable securities	$574	$611

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $12 million at December 31, 2016 and 2017 and were included in Marketable securities.
Amounts paid to reinsurers relating to the unexpired portion of the underlying automotive service contracts, and amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses are reported in Other assets. Prepaid reinsurance premiums and other reinsurance recoverables were $546 million and $611 million at December 31, 2016 and 2017, respectively. This includes amounts ceded to Ford and its affiliates of $91 million and $95 million at December 31, 2016 and 2017, respectively.

Insurance Liabilities

Other liabilities and deferred income includes unearned insurance premiums and fees of $650 million and $723 million at December 31, 2016 and 2017, respectively. This includes amounts from Ford and its affiliates of $556 million and $621 million at December 31, 2016 and 2017.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. INSURANCE (Continued)

The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $6 million and $8 million at December 31, 2016 and 2017, respectively, and was included in Other liabilities and deferred income.

Insurance Premiums

Insurance premiums written and earned for the years ended December 31 were as follows (in millions):

	2015		2016		2017
	Written	Earned	Written	Earned	Written	Earned
Direct	$328	$254	$371	$298	$385	$320
Assumed	—	—	—	—	—	—
Ceded	(194)	(121)	(215)	(142)	(227)	(162)
Net premiums	$134	$133	$156	$156	$158	$158

The net premiums earned with Ford and its affiliates were $90 million, $133 million, and $154 million for the years ended December 31, 2015, 2016, and 2017, respectively.

Insurance Expenses

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Insurance losses	$80	$146	$143
Loss adjustment expenses	5	5	8
Reinsurance income and other expenses, net	(16)	(26)	(27)
Insurance expenses	$69	$125	$124

Insurance expenses with Ford and its affiliates were $36 million, $55 million, and $63 million for the years ended December 31, 2015, 2016, and 2017, respectively.

Insurance expenses were reduced by ceded insurance expenses of $76 million, $95 million, and $104 million for the years ended December 31, 2015, 2016, and 2017, respectively.

NOTE 15. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the years ended December 31 were as follows (in millions):

	2015	2016	2017
Gains / (Losses) on derivatives	$110	$575	$11
Currency revaluation gains / (losses)	(161)	(575)	44
Interest and investment income (a)	69	85	112
Insurance fee income	88	90	—
Other	178	155	83
Total other income, net	$284	$330	$250
__________

(a)	Includes interest income primarily on notes receivable from affiliated companies of $3 million, $5 million, and $9 million, for December 31, 2015, 2016, and 2017 respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. RETIREMENT BENEFITS

We are a participating employer in certain retirement plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2017, filed separately with the Securities and Exchange Commission.

Employee Retirement Plans

Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary, and contributions. The allocation amount can be impacted by key assumptions (e.g., discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees participating in the Ford-sponsored defined benefit plans were $86 million, $125 million, and $56 million for the years ended December 31, 2015, 2016, and 2017, respectively. Allocated costs for defined contribution and savings plans were $4 million, $5 million, and $7 million for the years ended December 31, 2015, 2016, and 2017, respectively. All retirement plan costs are charged to Operating expenses.

Postretirement Health Care and Life Insurance Benefits

Postretirement health care and life insurance benefits are provided under certain Ford plans, which provide benefits to retired salaried employees in North America. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

Postretirement health care and life insurance costs allocated to Ford Credit for our employees participating in the Ford-sponsored plans were $4 million, $3 million, and $3 million for the years ended December 31, 2015, 2016, and 2017, respectively, and were charged to Operating expenses.

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We segment our business based on geographic regions: the Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other. The following is a brief description of our segments:

• Americas Segment -- United States, Canada, Mexico, Brazil, and Argentina
• Europe Segment -- European region and South Africa
• Asia Pacific Segment -- China and India

We review our business performance by segment on a managed basis. Receivables are presented on a managed basis, as it closely approximates the customer’s outstanding balance on the receivables, which is the basis for earning revenue. Our managed receivables equal net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

We measure the performance of our segments primarily on an income before income taxes basis, after excluding market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, which are reflected in Unallocated Other. These adjustments are excluded when assessing our segment performance because they are carried out at the corporate level. We also adjust segment performance to reallocate interest expense among the segments reflecting debt and equity levels proportionate to their product risk.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
2015
Total revenue (b)	$8,386	$982	$330	$9,698	$(1)	$9,697
Income before income taxes	1,763	297	27	2,087	(1)	2,086
Other disclosures:
Depreciation on vehicles subject to operating leases	3,603	37	—	3,640	—	3,640
Interest expense	1,931	294	191	2,416	—	2,416
Provision for credit losses	309	16	22	347	—	347
Net finance receivables and net investment in operating leases	104,497	18,947	3,788	127,232	(5,330)	121,902
Total assets	111,147	22,085	4,216	137,448	—	137,448

2016
Total revenue (b)	$9,505	$984	$351	$10,840	$69	$10,909
Income before income taxes	1,511	238	61	1,810	69	1,879
Other disclosures:
Depreciation on vehicles subject to operating leases	4,291	38	—	4,329	—	4,329
Interest expense	2,301	278	176	2,755	—	2,755
Provision for credit losses	494	29	24	547	—	547
Net finance receivables and net investment in operating leases	113,335	18,846	4,684	136,865	(6,675)	130,190
Total assets	119,012	21,755	5,322	146,089	—	146,089

2017
Total revenue (b)	$9,928	$981	$468	$11,377	$—	$11,377
Income before income taxes	1,795	329	85	2,209	101	2,310
Other disclosures:
Depreciation on vehicles subject to operating leases	4,091	44	—	4,135	—	4,135
Interest expense	2,641	257	277	3,175	—	3,175
Provision for credit losses	542	28	18	588	—	588
Net finance receivables and net investment in operating leases	118,392	24,957	7,152	150,501	(7,837)	142,664
Total assets	124,645	28,204	7,594	160,443	—	160,443
__________

(a)
Net finance receivables and Net investment in operating leases include unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

(b)
Total revenue for 2015 and 2016 includes Total financing revenue, Insurance premiums earned, and Other income, net. For 2017, Total revenue includes Total financing revenue, Insurance premiums earned, and Fee based revenue and other. The change in the definition of Total revenue is the result of our adoption of the new revenue recognition accounting standard as of January 1, 2017 (see Note 2 for additional information).

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data, split geographically into the United States (which is our country of domicile), Canada, and All other, for the years ended or at December 31 were as follows (in millions):

	2015	2016	2017
Total revenue (a)
United States	$7,070	$8,151	$8,378
Canada	981	1,093	1,193
All other	1,646	1,665	1,806
Total revenue	$9,697	$10,909	$11,377

Net property and net investment in operating leases
United States	$22,410	$24,199	$23,162
Canada	2,544	2,873	3,302
All other	267	293	374
Net property and net investment in operating leases	$25,221	$27,365	$26,838
__________

(a)
Total revenue for 2015 and 2016 includes Total financing revenue, Insurance premiums earned, and Other income, net. For 2017, Total revenue includes Total financing revenue, Insurance premiums earned, and Fee based revenue and other. The change in the definition of Total revenue is the result of our adoption of the new revenue recognition accounting standard as of January 1, 2017 (see Note 2 for additional information).

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Total revenue (a)	$2,608	$2,688	$2,796	$2,817	$10,909
Depreciation on vehicles subject to operating leases	(1,014)	(1,075)	(1,085)	(1,155)	(4,329)
Interest expense	(646)	(687)	(697)	(725)	(2,755)
Total financing margin and other revenue (b)	948	926	1,014	937	3,825
Provision for credit losses	128	137	138	144	547
Net income	358	296	386	333	1,373

2017
Total revenue (a)	$2,731	$2,802	$2,863	$2,981	$11,377
Depreciation on vehicles subject to operating leases	(1,064)	(1,037)	(989)	(1,045)	(4,135)
Interest expense	(729)	(769)	(810)	(867)	(3,175)
Total financing margin and other revenue (b)	938	996	1,064	1,069	4,067
Provision for credit losses	152	99	169	168	588
Net income (c)	333	446	414	1,814	3,007
__________

(a)
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

(b)
Total financing margin and other revenue for 2016 includes Net financing margin, Insurance premiums earned, and Other income, net. For 2017, Total financing margin and other revenue includes Total financing margin, Insurance premiums earned, and Fee based revenue and other. The change in the definition of Total financing margin is the result of our adoption of the new revenue recognition accounting standard as of January 1, 2017 (see Note 2 for additional information).

(c)	The fourth quarter net income includes favorable tax benefits of $1.4 billion related to U.S. tax legislation in the Tax Cuts and Jobs Act of 2017. See Note 12 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We have rental commitments for certain land, buildings, and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2017 were as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter
Minimum rentals on operating leases	$17	$16	$13	$10	$9	$37

Rental expense under cancelable and non-cancelable leases of $27 million, $26 million, and $26 million was recorded in Operating expenses for the years ended December 31, 2015, 2016, and 2017, respectively.

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

The maximum potential payments under these guarantees and limited indemnities totaled $35 million and $52 million at December 31, 2016 and 2017, respectively. Of these values, $31 million and $44 million at December 31, 2016 and 2017, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2016 and 2017.

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