Form 10-Q
period 2018-03-31
FORD MOTOR CREDIT CO LLC
filed 2018-04-26
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

or

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

Exhibits begin on page 50

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended March 31,
	2017	2018
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,366	$1,415
Retail financing	802	948
Dealer financing	451	536
Other	17	22
Total financing revenue	2,636	2,921
Depreciation on vehicles subject to operating leases	(1,064)	(1,028)
Interest expense	(729)	(912)
Net financing margin	843	981
Other revenue
Insurance premiums earned	40	41
Fee based revenue and other	55	58
Total financing margin and other revenue	938	1,080
Expenses
Operating expenses	304	345
Provision for credit losses (Note 6)	152	119
Insurance expenses	31	12
Total expenses	487	476

Other income, net (Note 13)	30	37

Income before income taxes	481	641
Provision for / (Benefit from) income taxes	148	(60)
Net income	$333	$701

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2017	2018
	First Quarter
	(unaudited)
Net income	$333	$701
Other comprehensive income / (loss), net of tax (Note 12)
Foreign currency translation	90	113
Comprehensive income / (loss)	$423	$814

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2017	March 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,558	$8,766
Marketable securities (Note 3)	2,881	3,708
Finance receivables, net (Note 4)	116,003	120,936
Net investment in operating leases (Note 5)	26,661	26,715
Notes and accounts receivable from affiliated companies	1,076	903
Derivative financial instruments (Note 9)	935	754
Other assets (Note 10)	3,329	3,301
Total assets	$160,443	$165,083

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,171	$1,303
Affiliated companies	592	922
Total accounts payable	1,763	2,225
Debt (Note 11)	137,828	141,974
Deferred income taxes	2,386	2,251
Derivative financial instruments (Note 9)	310	794
Other liabilities and deferred income (Note 10)	2,272	2,154
Total liabilities	144,559	149,398

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss) (Note 12)	(419)	(306)
Retained earnings	11,076	10,764
Total shareholder’s interest	15,884	15,685
Total liabilities and shareholder’s interest	$160,443	$165,083

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2017	March 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$3,479	$2,866
Finance receivables, net	56,250	59,145
Net investment in operating leases	11,503	11,984
Derivative financial instruments	64	63

LIABILITIES
Debt	$46,437	$50,366
Derivative financial instruments	2	5

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss) (Note 12)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2016	$5,227	$(890)	$8,466	$12,803
Net income	—	—	333	333
Other comprehensive income / (loss), net of tax	—	90	—	90
Adoption of accounting standard (Note 2)	—	—	9	9
Distributions declared	—	—	(28)	(28)
Balance at March 31, 2017	$5,227	$(800)	$8,780	$13,207

Balance at December 31, 2017	$5,227	$(419)	$11,076	$15,884
Net income	—	—	701	701
Other comprehensive income / (loss), net of tax	—	113	—	113
Distributions declared	—	—	(1,013)	(1,013)
Balance at March 31, 2018	$5,227	$(306)	$10,764	$15,685

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2017	2018
	First Quarter
	(unaudited)
Cash flows from operating activities
Net cash provided by / (used in) operating activities	$1,460	$2,009

Cash flows from investing activities
Purchases of finance receivables	(9,388)	(11,085)
Principal collections of finance receivables	8,880	10,814
Purchases of operating lease vehicles	(3,270)	(3,592)
Proceeds from termination of operating lease vehicles	2,166	2,481
Net change in wholesale receivables and other short-duration receivables	(1,510)	(3,668)
Purchases of marketable securities	(1,883)	(2,287)
Proceeds from sales and maturities of marketable securities	1,479	1,422
Settlements of derivatives	22	100
All other investing activities	(11)	143
Net cash provided by / (used in) investing activities	(3,515)	(5,672)

Cash flows from financing activities
Proceeds from issuances of long-term debt	13,243	16,779
Principal payments on long-term debt	(11,731)	(12,156)
Change in short-term debt, net	722	(793)
Cash distributions to parent	(28)	(1,013)
All other financing activities	(37)	(28)
Net cash provided by / (used in) financing activities	2,169	2,789

Effect of exchange rate changes on cash, cash equivalents and restricted cash	58	106

Net increase / (decrease) in cash, cash equivalents and restricted cash	$172	$(768)

Cash, cash equivalents and restricted cash at January 1	$8,185	$9,682
Net increase / (decrease) in cash, cash equivalents and restricted cash	172	(768)
Cash, cash equivalents and restricted cash at March 31	$8,357	$8,914

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

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

For the first quarter of 2018, our effective tax rate benefit was 9.3%. During the first quarter of 2018, we recognized $235 million of benefit for non-U.S. capital loss carryforwards expected to be realized in the foreseeable future.

Adoption of New Accounting Standards
ASU 2017-12, Derivatives and Hedging. On January 1, 2018, we adopted the amendments to accounting standard codification (“ASC”) 815 which aligns hedge accounting with risk management activities and simplifies the requirements to qualify for hedge accounting. Adoption did not have a material impact on our financial statements. We continue to assess opportunities enabled by the new standard to expand our risk management strategies.
ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. On January 1, 2018, we adopted ASU 2016-01 and the related amendments. This standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. We adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments. We anticipate adoption may increase the volatility on our consolidated income statement.
We also adopted the following standards during 2018, none of which had a material impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2017-08	Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities	January 1, 2018
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

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

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We plan to adopt the standard at its effective date of January 1, 2019. We anticipate adoption of the standard will add about $100 million of right-of-use assets and lease obligations to our balance sheet and will not significantly impact pre-tax profit. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of cataloging our existing lease contracts and implementing changes to our systems.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

	Fair Value Level	December 31, 2017	March 31, 2018
Cash and cash equivalents
U.S. government	1	$—	$44
U.S. government and agencies	2	300	50
Non-U.S. government and agencies	2	703	556
Corporate debt	2	25	274
Total marketable securities classified as cash equivalents		1,028	924
Cash, time deposits and money market funds		8,530	7,842
Total cash and cash equivalents		$9,558	$8,766

Marketable Securities
U.S. government	1	$966	$1,116
U.S. government and agencies	2	384	265
Non-U.S. government and agencies	2	660	1,517
Corporate debt	2	848	680
Other marketable securities	2	23	130
Total marketable securities		$2,881	$3,708

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the statement of cash flows are presented separately on our consolidated balance sheet as follows (in millions):

	December 31, 2017	March 31, 2018
Cash and cash equivalents	$9,558	$8,766
Restricted cash included in other assets	124	148
Total cash, cash equivalents, and restricted cash	$9,682	$8,914

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES

We manage finance receivables as “consumer” and “non-consumer” portfolios. The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2017	March 31, 2018
Consumer
Retail financing, gross	$78,467	$79,627
Unearned interest supplements from Ford and affiliated companies	(3,280)	(3,258)
Consumer finance receivables	75,187	76,369

Non-Consumer
Dealer financing	39,241	43,230
Other financing	2,172	1,937
Non-Consumer finance receivables	41,413	45,167
Total recorded investment	$116,600	$121,536

Recorded investment in finance receivables	$116,600	$121,536
Allowance for credit losses	(597)	(600)
Finance receivables, net	$116,003	$120,936

Net finance receivables subject to fair value (a)	$112,717	$117,432
Fair value	112,133	116,785
__________

(a)
At December 31, 2017 and March 31, 2018, Finance receivables, net includes $3.3 billion and $3.5 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at December 31, 2017 and March 31, 2018 was $241 million and $244 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2017 and March 31, 2018, were consumer receivables of $38.9 billion and $39.3 billion, respectively, and non-consumer receivables of $24.5 billion and $26.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $24 million and $23 million at December 31, 2017 and March 31, 2018, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and de minimus at December 31, 2017 and March 31, 2018, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	December 31, 2017	March 31, 2018
Consumer
31-60 days past due	$748	$667
61-90 days past due	113	85
91-120 days past due	36	33
Greater than 120 days past due	37	41
Total past due	934	826
Current	74,253	75,543
Consumer finance receivables	75,187	76,369

Non-Consumer
Total past due	122	95
Current	41,291	45,072
Non-Consumer finance receivables	41,413	45,167
Total recorded investment	$116,600	$121,536

Credit Quality

Consumer Portfolio.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2017	March 31, 2018
Dealer financing
Group I	$31,551	$34,584
Group II	5,912	6,694
Group III	1,640	1,844
Group IV	138	108
Total recorded investment	$39,241	$43,230

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2017 and March 31, 2018 was $386 million, or 0.5% of consumer receivables, and $380 million, or 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2017 and March 31, 2018 was $138 million, or 0.3% of non-consumer receivables, and $108 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	December 31, 2017	March 31, 2018
Vehicles, at cost (a)	$32,659	$32,821
Accumulated depreciation	(5,927)	(6,035)
Net investment in operating leases before allowance for credit losses	26,732	26,786
Allowance for credit losses	(71)	(71)
Net investment in operating leases	$26,661	$26,715
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At December 31, 2017 and March 31, 2018, net investment in operating leases before allowance for credit losses includes $11.5 billion and $12.0 billion, respectively, of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investments in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended March 31 was as follows (in millions):

	First Quarter 2017
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$469	$15	$484	$64	$548
Charge-offs	(123)	(2)	(125)	(52)	(177)
Recoveries	34	—	34	24	58
Provision for credit losses	121	—	121	31	152
Other (a)	3	—	3	—	3
Ending balance	$504	$13	$517	$67	$584

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$483	$13	$496	$67	$563
Specific impairment allowance	21	—	21	—	21
Ending balance	504	13	517	67	$584

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	66,075	40,468	106,543	26,495
Specifically evaluated for impairment	385	164	549	—
Recorded investment	66,460	40,632	107,092	26,495

Ending balance, net of allowance for credit losses	$65,956	$40,619	$106,575	$26,428
__________

(a)	Primarily represents amounts related to translation adjustments.

	First Quarter 2018
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$582	$15	$597	$71	$668
Charge-offs	(131)	(2)	(133)	(51)	(184)
Recoveries	39	1	40	26	66
Provision for credit losses	92	2	94	25	119
Other (a)	2	—	2	—	2
Ending balance	$584	$16	$600	$71	$671

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$563	$15	$578	$71	$649
Specific impairment allowance	21	1	22	—	22
Ending balance	584	16	600	71	$671

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	75,989	45,059	121,048	26,786
Specifically evaluated for impairment	380	108	488	—
Recorded investment	76,369	45,167	121,536	26,786

Ending balance, net of allowance for credit losses	$75,785	$45,151	$120,936	$26,715
__________

(a)	Primarily represents amounts related to translation adjustments.

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

	December 31, 2017
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	March 31, 2018
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$2.0	$33.4	$0.2	$33.2	$29.1
Wholesale financing	0.3	25.9	—	25.9	13.8
Finance receivables	2.3	59.3	0.2	59.1	42.9
Net investment in operating leases	0.6	12.0	—	12.0	7.5
Total VIE	$2.9	$71.3	$0.2	$71.1	$50.4

Non-VIE
Retail financing	$0.3	$5.9	$—	$5.9	$5.2
Wholesale financing	—	0.7	—	0.7	0.7
Finance receivables	0.3	6.6	—	6.6	5.9
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.6	$—	$6.6	$5.9

Total securitization transactions
Retail financing	$2.3	$39.3	$0.2	$39.1	$34.3
Wholesale financing	0.3	26.6	—	26.6	14.5
Finance receivables	2.6	65.9	0.2	65.7	48.8
Net investment in operating leases	0.6	12.0	—	12.0	7.5
Total securitization transactions	$3.2	$77.9	$0.2	$77.7	$56.3
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance cost.

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

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, recorded in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2017	2018
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$70	$26
Fair value changes on hedging instruments (a)	(89)	(339)
Fair value changes on hedged debt (a)	85	329
Derivatives not designated as hedging instruments
Interest rate contracts	7	(17)
Foreign currency exchange contracts (b)	(29)	(12)
Cross-currency interest rate swap contracts	58	(58)
Total	$102	$(71)
__________

(a)
For the first quarter of 2017, the fair value changes on hedging instruments and on hedged debt were reported in Other income, net; effective first quarter 2018, these amounts were reported in Interest expense.

(b)	Reflects forward contracts between Ford Credit and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2017			March 31, 2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$28,008	$248	$135	$30,250	$139	$516
Derivatives not designated as hedging instruments
Interest rate contracts	60,504	276	137	60,453	282	184
Foreign currency exchange contracts	2,406	3	10	2,885	28	34
Cross-currency interest rate swap contracts	4,006	408	28	5,712	305	60
Total derivative financial instruments, gross (a) (b)	$94,924	$935	$310	$99,300	$754	$794
__________

(a)	At December 31, 2017 and March 31, 2018, we held collateral of $15 million and $22 million, respectively, and we posted collateral of $38 million and $55 million, respectively.

(b)
At December 31, 2017 and March 31, 2018, the fair value of assets and liabilities available for counterparty netting was $162 million and $231 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Fair Value Hedges

The carrying value of and fair value adjustments to our hedged debt were as follows (in millions):

	December 31, 2017		March 31, 2018
	Carrying Value	Fair Value Adjustments (a)	Carrying Value	Fair Value Adjustments (a)
Debt	$38,976	$(21)	$39,733	$(360)
__________

(a)	At December 31, 2017 and March 31, 2018, the balance includes unfavorable adjustments of $77 million and $66 million, respectively, related to discontinued hedging relationships.

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

Other assets were as follows (in millions):

	December 31, 2017	March 31, 2018
Accrued interest and other non-finance receivables	$1,117	$1,059
Collateral held for resale, at net realizable value, and other inventory	780	755
Prepaid reinsurance premiums and other reinsurance recoverables	611	624
Deferred charges – income taxes	247	239
Property and equipment, net of accumulated depreciation (a)	177	181
Restricted cash (b)	124	148
Deferred charges	127	126
Investment in non-consolidated affiliates	107	126
Other	39	43
Total other assets	$3,329	$3,301
__________

(a)	Accumulated depreciation was $354 million and $363 million at December 31, 2017 and March 31, 2018, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income were as follows (in millions):

	December 31, 2017	March 31, 2018
Unearned insurance premiums and fees	$723	$736
Interest payable	722	608
Income tax and related interest (a)	301	297
Deferred revenue	148	150
Payroll and employee benefits	68	45
Other	310	318
Total other liabilities and deferred income	$2,272	$2,154
__________
(a) Includes tax and interest payable to affiliated companies of $99 million and $103 million at December 31, 2017 and March 31, 2018, respectively.

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in our consolidated balance sheet. These investments were $7 million and $9 million at December 31, 2017 and March 31, 2018, respectively. There were no material adjustments to the fair values of these investments during the period ending March 31, 2018.

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $124 million at both December 31, 2017, and March 31, 2018.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT AND COMMITMENTS

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2017	March 31, 2018	2017	2018	2017	2018
Short-term debt
Unsecured debt
Floating rate demand notes	$5,660	$5,735
Commercial paper	4,889	4,758
Other short-term debt	5,890	5,034
Asset-backed debt	786	1,138
Total short-term debt	17,225	16,665	3.0%	2.9%	3.0%	2.9%
Long-term debt
Unsecured debt
Notes payable within one year	13,298	14,195
Notes payable after one year	55,687	56,504
Asset-backed debt (a)
Notes payable within one year	17,817	18,461
Notes payable after one year	34,051	36,744
Unamortized discount	(1)	1
Unamortized issuance costs	(228)	(236)
Fair value adjustments (b)	(21)	(360)
Total long-term debt	120,603	125,309	2.5%	2.6%	2.6%	2.6%
Total debt	$137,828	$141,974	2.6%	2.6%	2.6%	2.7%

Fair value of debt (c)	$139,677	$142,952
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

(c)
The fair value of debt includes $16.4 billion and $15.5 billion of short-term debt at December 31, 2017 and March 31, 2018, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The changes in the balance of Accumulated Other Comprehensive Income / (Loss) (“AOCI”) attributable to Ford Credit for the periods ended March 31 were as follows (in millions):

	First Quarter
	2017	2018
Beginning AOCI balance	$(890)	$(419)
Net gain / (loss) on foreign currency translation	90	113
Ending AOCI balance	$(800)	$(306)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2017	2018
Gains / (Losses) on derivatives	$32	$(87)
Currency revaluation gains / (losses)	(34)	62
Interest and investment income	23	42
Other	9	20
Total other income, net	$30	$37

NOTE 14. SEGMENT INFORMATION

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We segment our business based on geographic regions: the Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other. The following is a brief description of our segments:

• Americas Segment – United States, Canada, Mexico, Brazil, and Argentina
• Europe Segment – European region and South Africa
• Asia Pacific Segment – China and India

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at March 31 were as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
First Quarter 2017
Total revenue	$2,405	$228	$98	$2,731	$—	$2,731
Income before income taxes	358	77	28	463	18	481
Other disclosures:
Depreciation on vehicles subject to operating leases	1,053	11	—	1,064	—	1,064
Interest expense	617	61	51	729	—	729
Provision for credit losses	144	6	2	152	—	152
Net finance receivables and net investment in operating leases	114,171	20,840	4,947	139,958	(6,955)	133,003
Total assets	119,990	23,906	5,636	149,532	—	149,532

First Quarter 2018
Total revenue	$2,581	$295	$144	$3,020	$—	$3,020
Income before income taxes	515	111	46	672	(31)	641
Other disclosures:
Depreciation on vehicles subject to operating leases	1,023	5	—	1,028	—	1,028
Interest expense	752	72	91	915	(3)	912
Provision for credit losses	111	5	3	119	—	119
Net finance receivables and net investment in operating leases	120,392	27,702	7,574	155,668	(8,017)	147,651
Total assets	127,013	30,109	7,961	165,083	—	165,083
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

The maximum potential payments under these guarantees and limited indemnities totaled $52 million and $54 million at December 31, 2017 and March 31, 2018, respectively. Of these values, $44 million and $46 million at December 31, 2017 and March 31, 2018, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2017 and March 31, 2018.

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

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of March 31, 2018, and the related consolidated statements of income, comprehensive income, and shareholder’s interest for the three-month periods ended March 31, 2018 and 2017 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, shareholder’s interest, and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
April 25, 2018

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II to our 2017 Form 10-K Report.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. For additional information, refer to the “Critical Accounting Estimates” section of Item 7 of Part II to our 2017 Form 10-K Report.

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

•	Earnings Before Taxes (EBT) – Reflects Income before income taxes as reported on Ford Credit’s income statement

•	Return on Equity (ROE) (as shown on the Key Metrics chart) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period

•
Securitizations (as shown on the Public Term Funding Plan chart) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•
Term Asset-Backed Securities (as shown on the Funding Structure chart) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Debt (as shown on the Leverage chart) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•
Total Net Receivables (as shown on the Total Net Receivables Reconciliation To Managed Receivables chart) – Includes finance receivables (retail and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

•
Unallocated Other (as shown on the EBT by Segment chart) – Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Quarter 2018 Compared with First Quarter 2017

The following chart shows our key metrics:

# Key Metrics

| | FIRST QUARTER 2017 | FIRST QUARTER 2018 | H / (L) |
|---|---|---|---|
| Net Receivables (Bils) | $ 133 | $ 148 | 11 % |
| Managed Receivables* (Bils) | $ 140 | $ 156 | 11 % |
| Loss-to-Receivables** (LTR) | 54 bps | 51 bps | (3) bps |
| Auction Values*** | $ 17,090 | $ 17,325 | 1 % |
| EBT (Mils) | $ 481 | $ 641 | $ 160 |
| ROE (Pct) | 10 % | 18 % | 8 ppts |

| Other Balance Sheet Metrics | 2017 | 2018 | H / (L) |
|---|---|---|---|
| Debt (Bils) | $ 129 | $ 142 | 10 % |
| Liquidity (Bils) | $ 29 | $ 28 | (3) % |
| Financial Statement Leverage (to 1) | 9.8 | 9.1 | (0.7) ppts |
| Managed Leverage* (to 1) | 9.1 | 8.4 | (0.7) ppts |

- Strong 1Q EBT up 33% YoY
- Receivables up globally, led by retail financing in all segments
- U.S. consumer credit metrics healthy with improved LTR
- Balance sheet and liquidity strong; managed leverage within target range of 8:1 to 9:1
- Plan to maintain receivables around present level and deliver strong distributions to Ford

* Reconciliation to GAAP provided in the Financial Condition section
** U.S. retail and lease
*** U.S. 36-month off-lease at 1Q18 mix

In the first quarter of 2018, EBT was $641 million, $160 million higher compared to the prior year. Receivables were 11% higher compared to the prior year, led by growth in retail financing in all regions. U.S. consumer credit metrics were healthy, with the Loss-to-Receivables ratio at 0.51%, which was 3 basis points lower compared to the prior year. U.S. auction values were up 1% compared to the prior year.

ROE was 18%, 8 percentage points higher compared to the prior year, reflecting the impact of tax planning.

Our balance sheet remains strong with managed leverage within our target range of 8:1 to 9:1.

We plan to maintain Ford Credit's managed receivables for the foreseeable future at about the same level as at the end of the quarter. Our focus is to maintain a strong risk profile for Ford and Ford Credit balancing receivables, funding requirements, liquidity, profitability, and distributions. This will allow us to continue supporting auto sales while preserving capacity for future mobility initiatives. It also will enable relatively consistent distributions to Ford approximately equal to Ford Credit’s annual net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the factors that contributed to the strong first quarter EBT:

# 1Q 2018 EBT YoY (Mils)

$481
$67
$27
$35
$50
$19
$(38)
$641
Residual Losses $80
Supplemental Depreciation (30)
Derivatives Market Valuation $ (49)
Operating Costs & Other 11
1Q 2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
1Q 2018

- YoY EBT improvement of $160M
- All factors positive, except Other due to derivatives market valuation
- Volume and mix higher due to global receivables growth
- Higher auction values drove lease residual improvement

Ford Credit’s first quarter EBT was $160 million higher than a year ago, led by strong receivables growth, lease residual performance, strong credit loss performance, robust margin, and favorable exchange. This was offset in part by the effects of derivatives market valuation, which reflects the non-recurrence of favorable performance a year ago.

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

# 1Q 2018 EBT By Segment

| | 1Q | |
|---|---|---|
| | 2018 | H / (L) 2017 |
| Results (Mils) | | |
| Americas segment | $ 515 | $ 157 |
| Europe segment | 111 | 34 |
| Asia Pacific segment | 46 | 18 |
| Total segments | $ 672 | $ 209 |
| Unallocated other | (31) | (49) |
| Earnings before taxes | $ 641 | $ 160 |
| (Provision for) / Benefit from income taxes | 60 | 208 |
| Net income | $ 701 | $ 368 |
| | | |
| Contract placement volumes (000) | 514 | 6 |

- EBT higher YoY in all segments
- Benefit from income taxes driven by tax planning

Americas Segment

The Americas Segment first quarter EBT of $515 million is $157 million higher compared with 2017, explained primarily by favorable lease residual performance driven by improved residual losses on the lease portfolio, robust credit loss performance, strong financing margin, and favorable volume and mix.

Europe Segment

The Europe Segment first quarter EBT of $111 million is $34 million higher compared with 2017, explained primarily by favorable volume and mix, driven by growth in consumer and non-consumer finance receivables, and the favorable impact of the weaker U.S. dollar compared to the euro and pound sterling, partially offset by higher operating costs driven by Brexit.

Asia Pacific Segment

The Asia Pacific Segment first quarter EBT of $46 million is $18 million higher compared with 2017, explained primarily by favorable volume and mix and operating cost performance, partially offset by lower financing margin driven by higher borrowing costs.

Unallocated Other

Unallocated Other first quarter loss of $31 million is a $49 million deterioration compared with 2017, reflecting primarily unfavorable performance in market valuation adjustments to derivatives.

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

The following chart shows our United States and Canada retail installment and lease share of new Ford and Lincoln brand vehicle retail sales and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is the Americas segment consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

# Americas Financing Shares And Contract Placement Volume

| | 1Q 2017 | 1Q 2018 |
|---|---|---|
| **Financing Shares (%)** | | |
| Retail Installment and Lease Share of Ford Retail Sales (excl. Fleet) | | |
| United States | 57 % | 61 % |
| Canada | 75 | 70 |
| Wholesale Share | | |
| United States | 76 % | 76 % |
| Canada | 60 | 60 |
| **Contract Placement Volume - New and Used Retail / Lease (000)** | | |
| United States | 264 | 272 |
| Canada | 36 | 33 |
| Mexico | 10 | 10 |
| Total Americas Segment | 310 | 315 |

In the first quarter of 2018, Americas Segment retail and lease share were mixed and total contract placement volume was up compared to the prior year, reflecting Ford’s marketing programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Europe’s retail installment and lease share of new Ford brand vehicles sold and wholesale financing share of new Ford brand vehicles acquired by dealers. Also shown is Europe’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

# Europe Financing Shares And Contract Placement Volume

| | 1Q 2017 | 1Q 2018 |
|---|---|---|
| Financing Shares (incl. Fleet) (%) | | |
| Retail Installment and Lease Share of Total Ford Sales | | |
| U.K. | 36 % | 37 % |
| Germany | 47 | 48 |
| Total Europe Segment | 35 | 36 |
| Wholesale Share | | |
| U.K. | 100 % | 100 % |
| Germany | 94 | 94 |
| Total Europe Segment | 99 | 98 |
| Contract Placement Volume - New and Used Retail / Lease (000) | | |
| U.K. | 59 | 46 |
| Germany | 39 | 39 |
| All Other | 53 | 62 |
| Total Europe Segment | 151 | 147 |

In the first quarter of 2018, Europe Segment contract placement volume was down compared to the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Asia Pacific’s retail installment share of new Ford and Lincoln brand vehicles sold by dealers and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is Asia Pacific’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

# Asia Pacific Financing Shares And Contract Placement Volume

| | 1Q | |
|---|---|---|
| | 2017 | 2018 |
| Financing Shares (incl. Fleet) (%) | | |
| Retail Installment Share of Total Ford Sales | | |
| China | 24 % | 35 % |
| India | 9 | 9 |
| Wholesale Share | | |
| China | 51 % | 61 % |
| India | 34 | 38 |
| Contract Placement Volume - New and Used Retail (000) | | |
| China | 45 | 50 |
| India | 2 | 2 |
| Total Asia Pacific Segment | 47 | 52 |

In the first quarter of 2018, Asia Pacific Segment total contract placement volume was up compared with the prior year. The increase in retail installment share was driven primarily by higher customer acceptance of financing and Ford’s marketing strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

# 1Q 2018 Net Receivables Mix (Bils)

Net Investment in Operating Leases
Consumer Financing
Non-Consumer Financing
$147.7
$26.7
$75.8
$45.2
$113.3
$26.3
$55.2
$31.8
$27.1
$15.9
$10.8
$7.3
Total
Americas
Europe
Asia Pacific

| | 1Q 2018 (Pct.) | H/(L) 2017 (Ppts.) |
|---|---|---|
| SUV / CUV | 55 | 0 |
| Truck | 24 | 4 |
| Car | 21 | (4) |

- Prudent management of lease mix
- Operating lease portfolio was 18% of total net receivables
- U.S. and Canada represent 99% of operating lease portfolio

Our operating lease portfolio is prudently managed and was 18% of total net receivables. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Our operating leases in the U.S. and Canada represent 99% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our reconciliation for our Non-GAAP financial measures, managed receivables:

# Total Net Receivables Reconciliation To Managed Receivables (Bils)

| | 2016<br>Dec 31 | 2017<br>Mar 31 | 2017<br>Dec 31 | 2018<br>Mar 31 |
|---|---|---|---|---|
| Finance receivables, net (GAAP) | $ 103.0 | $ 106.6 | $ 116.0 | $ 121.0 |
| Net investment in operating leases (GAAP) | 27.2 | 26.4 | 26.7 | 26.7 |
| Total net receivables | $ 130.2 | $ 133.0 | $ 142.7 | $ 147.7 |
| Unearned interest supplements and residual support | 5.3 | 5.5 | 6.1 | 6.2 |
| Allowance for credit losses | 0.5 | 0.6 | 0.7 | 0.7 |
| Other, primarily accumulated supplemental depreciation | 0.9 | 0.9 | 1.0 | 1.1 |
| Total managed receivables (Non-GAAP) | $ 136.9 | $ 140.0 | $ 150.5 | $ 155.7 |

At December 31, 2016, March 31, 2017, December 31, 2017, and March 31, 2018, total net receivables includes consumer receivables before allowance for credit losses of $32.5 billion, $33.4 billion, $38.9 billion, and $39.3 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.0 billion, $26.4 billion, $24.5 billion, and $26.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2016, March 31, 2017, December 31, 2017, and March 31, 2018, total net receivables includes net investment in operating leases before allowance for credit losses of $11.8 billion, $12.3 billion, $11.5 billion, and $12.0 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2017 Form 10-K Report and Note 7 of our Notes to the Financial Statements for the period ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables and operating leases as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II to our 2017 Form 10-K Report.

Most of our charge-offs are related to retail finance and operating lease contracts. Charge-offs are affected by the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail finance and operating lease contracts. For additional information on severity, refer to the “Critical Accounting Estimates - Allowance for Credit Losses”
section of Item 7 of Part II to our 2017 Form 10-K Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Origination Metrics

We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 6% of our portfolio and has been stable for over 10 years.

The following charts show annual trends for FICO and higher risk mix and retail contract terms:

# U.S. Origination Metrics

## Retail and Lease FICO and Higher Risk Mix (Pct)

Higher Risk Portfolio Mix
Average Placement FICO
741
741
744
748
750
743
6%
6%
6%
6%
6%
6%
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

## Retail Contract Terms

Retail ≥ 84 Months Mix
Average Retail Placement Term
64 mo
65 mo
65 mo
66 mo
65 mo
65 mo
1%
2%
2%
2%
3%
4%
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

- Disciplined and consistent underwriting practices
- Portfolio quality evidenced by FICO scores and steady risk mix
- Extended-term contracts relatively small part of our business

The first quarter average placement FICO score remained consistent.

Our average retail term was consistent from the prior year, and retail contracts of 84 months and longer continued to be a relatively small part of our business. Ford Credit remains focused on managing the trade cycle – building customer relationships and loyalty, while offering financing products and terms customers want.

Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 67% of our worldwide consumer portfolio at March 31, 2018. Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average managed receivables.

# U.S. Retail And Lease Credit Loss Drivers

**Over-60-Day Delinquencies (excl. Bankruptcies)**

0.16%
0.16%
0.13%
0.15%
0.13%
0.12%
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

**Repossessions (000) and Repo. Rate (Pct)**

Repo. Rate
Repossessions
1.16%
1.16%
1.06%
1.12%
1.16%
1.22%
10
9
8
9
10
10
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

**Severity (000)**

$10.7
$10.6
$10.5
$9.8
$10.2
$10.3
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

**Charge-Offs (Mils) and LTR Ratio (Pct)**

LTR Ratio
Charge-Offs
0.59%
0.54%
0.46%
0.53%
0.60%
0.51%
$108
$96
$82
$95
$109
$93
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

- Delinquencies and repossessions remain low
- Severity trended favorably YoY consistent with improved auction market
- Charge-offs and LTR continue to be within our placement expectations
- Strong loss metrics reflect healthy consumer credit conditions

First quarter 2018 charge-offs and LTR ratio were lower compared to the prior year and within our placement expectations.

Compared to the prior year, delinquencies have shown improvement while repossessions are up slightly. Both are within our expectations. Severity has improved year-over-year, consistent with an improved auction market and an increased time to repossession.

Credit quality remains strong, reflecting a strong business environment and healthy consumer credit conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Credit Losses

The following charts show annual trends of charge-offs (credit losses, net of recoveries), LTR ratio, credit loss reserve, and our credit loss reserve as a percentage of end-of-period (“EOP”) managed receivables:

# Worldwide Credit Loss Metrics

Charge-Offs (Mils) and LTR Ratio (Pct)
LTR Ratio
Charge-Offs
0.39%
0.35%
0.29%
0.33%
0.39%
0.31%
$132
$119
$101
$118
$143
$118
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

Credit Loss Reserve (Mils) and
Reserve as a Pct of EOP Managed Receivables (Pct)
Reserve as a Pct of EOP Managed Receivables
Credit Loss Reserve
0.40%
0.42%
0.41%
0.44%
0.44%
0.43%
$548
$584
$588
$644
$668
$671
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

- Worldwide credit loss metrics remain strong
- Credit loss reserve based on historical losses, portfolio quality, and receivables level
- YoY increase in reserve reflects historical losses and growth in receivables

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio in the first quarter of 2018 is lower as compared to the same period the prior year, reflecting primarily the U.S. retail and lease business as covered above.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivables level. The credit loss reserve was higher as of March 31, 2018, compared to March 31, 2017, reflecting credit loss performance trends and growth in receivables.

The reserve as a percent of managed receivables was up slightly compared to the prior year.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2017 Form 10-K Report.

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford and Lincoln brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for 87% of our total net investment in operating leases at March 31, 2018.

# U.S. Lease Origination Metrics

Lease Placement Volume (000)
24-Month
39-Month / Other
36-Month
91
11
70
10
98
10
77
11
97
10
76
11
91
10
72
9
82
8
65
9
93
12
58
23
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

Lease Share of Retail Sales (Pct)
Ford Credit
Industry*
29%
31%
30%
28%
28%
31%
19%
24%
22%
19%
17%
23%
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

* Source: JD Power PIN

- Lease share continues to be below industry reflecting Ford sales mix

First quarter 2018 lease placement volume was down compared to the prior year, reflecting Ford’s marketing programs.

Industry lease share in the first quarter of 2018 was equal to the same period last year. Ford Credit’s lease share was lower compared to the prior year and remains below the industry, reflecting the Ford sales mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes, return rates, and off-lease auction values at constant first quarter 2018 vehicle mix in the respective periods:

# U.S. Lease Residual Performance

Lease Return Volume (000) and Return Rates (Pct)
Return Rates
Return Volume
81%
83%
81%
79%
78%
79%
65
79
80
70
61
68
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

Off-Lease Auction Values (at 1Q18 Mix)
24-Month
36-Month
$20,290
$20,815
$21,465
$21,685
$21,365
$21,145
$16,935
$17,090
$17,385
$17,665
$17,365
$17,325
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18

- Healthy used car market supporting lease residual and credit loss performance
- Auction values stronger than expected and higher YoY
- Now expect 2018 average auction values to be about 1% to 2% lower at constant mix

Lease return volume and the return rate in the first quarter of 2018 were down from the prior year. Our 24-month and 36-month first quarter off-lease auction values were higher compared to the prior year.

We continue to plan for lower auction values. We now expect full year 2018 auction values to be about 1 percent to 2 percent lower compared with 2017 at first quarter 2018 constant mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the U.S. Securities and Exchange Commission:

•	DBRS Limited (“DBRS”);

•	Fitch Ratings, Inc. (“Fitch”);

•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	S&P Global Ratings (“S&P”).

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

There have been no rating actions taken by these NRSROs since the filing of our 2017 Form 10-K Report.

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

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

# Funding Structure – Managed Receivables*
## (Bils)

| | 2016 Dec 31 | 2017 Dec 31 | 2018 Mar 31 |
|---|---|---|---|
| Term Debt (incl. Bank Borrowings) | $ 66 | $ 75 | $ 76 |
| Term Asset-Backed Securities | 50 | 53 | 56 |
| Commercial Paper | 4 | 5 | 5 |
| Ford Interest Advantage / Deposits | 6 | 5 | 5 |
| Other | 9 | 9 | 10 |
| Equity | 13 | 16 | 16 |
| Adjustments For Cash | (11) | (12) | (12) |
| Total Managed Receivables | $ 137 | $ 151 | $ 156 |
| Securitized Funding as Pct of Managed Receivables | 37% | 35% | 36% |

- Funding is diversified across platforms and markets
- Well capitalized with strong investment grade balance sheet profile

* Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $156 billion as of March 31, 2018, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36%.

We expect the mix of securitized funding to remain around 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full year 2016 and 2017, planned issuances for full year 2018, and our global public term funding issuance through April 24, 2018, excluding short-term funding programs:

# Public Term Funding Plan* (Bils)

| | 2016 Actual | 2017 Actual | 2018 Forecast | Through Apr 24 |
|---|---|---|---|---|
| **Unsecured -- Currency of issuance** | | | | |
| *(USD Equivalent)* | | | | |
| USD | $ 9 | $ 10 | $ 5 - 7 | $ 1 |
| CAD | 1 | 2 | 1 - 2 | 0 |
| EUR / GBP | 3 | 3 | 4 - 6 | 3 |
| Other | 1 | 1 | 1 | 0 |
| Total unsecured | $ 14 | $ 16 | $ 11 - 16 | $ 5 |
| Securitizations | $ 13 | $ 15 | $ 13 - 15 | $ 6 |
| Total public | $ 28 | $ 32 | $ 24 - 31 | $ 11 |

* Numbers may not sum due to rounding

Our total unsecured public term funding plan is categorized by currency of issuance. We plan to continue issuing our European debt from Ford Credit U.S.

For 2018, we project full year public term funding in the range of $24 billion to $31 billion.

The public term funding range is $2 billion to 3 billion lower than the prior forecast, with all of the reduction in unsecured term funding. This reflects higher utilization of private ABS capacity to align to our liquidity target and lower receivables.

Within the unsecured term funding plan, we forecast higher full year issuance in euros and pounds sterling, and lower full year issuance in U.S. dollars, reflecting opportunistic issuance in euros completed in the first quarter. Of the $3 billion of proceeds raised, the majority supported Ford Credit U.S. funding requirements.

Through April 24, 2018, we have completed $11 billion of public term issuances.

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

The following chart shows our liquidity sources and utilization:

# Liquidity Sources (Bils)

| | 2017 Mar 31 | 2017 Dec 31 | 2018 Mar 31 |
|---|---|---|---|
| **Liquidity Sources** | | | |
| Cash | $ 11.3 | $ 11.8 | $ 11.8 |
| Committed ABS facilities | 34.8 | 33.4 | 33.9 |
| Other unsecured credit facilities | 2.6 | 3.3 | 3.4 |
| Ford corporate credit facility allocation | 3.0 | 3.0 | 3.0 |
| Total liquidity sources | $ 51.7 | $ 51.5 | $ 52.1 |
| **Utilization of Liquidity** | | | |
| Securitization cash | $ (3.0) | $ (3.8) | $ (3.2) |
| Committed ABS facilities | (18.4) | (17.2) | (19.9) |
| Other unsecured credit facilities | (1.3) | (1.1) | (1.1) |
| Ford corporate credit facility allocation | - | - | - |
| Total utilization of liquidity | $ (22.7) | $ (22.1) | $ (24.2) |
| Gross liquidity | $ 29.0 | $ 29.4 | $ 27.9 |
| Adjustments | 0.3 | 0.1 | 0.3 |
| Net liquidity available for use | $ 29.3 | $ 29.5 | $ 28.2 |

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of at least $25 billion.

At March 31, 2018, our liquidity available for use was $28.2 billion, $1.3 billion lower than year-end 2017. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. At March 31, 2018, our liquidity sources including cash totaled $52.1 billion, up $0.6 billion from year-end 2017.

Cash, Cash Equivalents, and Marketable Securities.  At both December 31, 2017 and March 31, 2018, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $11.8 billion.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.8 billion and $3.2 billion at December 31, 2017 and March 31, 2018, respectively.

Committed Capacity. At March 31, 2018, our committed capacity totaled $40.3 billion, compared with $39.7 billion from December 31, 2017. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $33.9 billion ($16.6 billion of retail financing, $6.3 billion of wholesale financing, and $11.0 billion of operating leases) at March 31, 2018. These committed facilities have varying maturity dates, with $16 billion having maturities within the next twelve months and the remaining balance having maturities through 2020. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2018, $19.9 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At March 31, 2018, we and our majority-owned subsidiaries had $6.4 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At March 31, 2018, $5.3 billion was available for use.

FCE’s £945 million (equivalent to $1.3 billion at March 31, 2018) syndicated credit facility (the “FCE Credit Agreement”) matures in 2020. At March 31, 2018, £745 million (equivalent to $1.0 billion) was available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million).

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 25% of the commitments maturing on April 30, 2020 and 75% of the commitments maturing on April 30, 2022. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At March 31, 2018, all $3.0 billion was available for use.

Funding and Liquidity Risks

Refer to the “Funding and Liquidity Risks” section of Item 7 of Part II of our 2017 Form 10-K Report for a list of factors that could affect our liquidity and information on our stress testing.

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

The following chart shows the calculation of our financial statement leverage and managed leverage:

# Leverage (Bils)

| | 2017 Mar 31 | 2017 Dec 31 | 2018 Mar 31 |
|---|---|---|---|
| **Leverage Calculation** | | | |
| Total debt | $ 129.2 | $ 137.8 | $ 142.0 |
| Adjustments for cash | (11.3) | (11.8) | (11.8) |
| Adjustments for derivative accounting | (0.2) | - | 0.3 |
| Total adjusted debt | $ 117.7 | $ 126.0 | $ 130.5 |
| | | | |
| Equity | $ 13.2 | $ 15.9 | $ 15.7 |
| Adjustments for derivative accounting | (0.3) | (0.1) | (0.2) |
| Total adjusted equity | $ 12.9 | $ 15.8 | $ 15.5 |
| | | | |
| Financial statement leverage (to 1) (GAAP) | 9.8 | 8.7 | 9.1 |
| Managed leverage (to 1) (Non-GAAP) | 9.1 | 8.0 | 8.4 |

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At March 31, 2018, our financial statement leverage was 9.1:1, and managed leverage was 8.4:1. We target managed leverage in the range of 8:1 to 9:1. For information on our planned distributions, refer to the “Outlook” section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

# 2018 Guidance (Mils)

| Key Metric | 2017 FY Results | 2018 FY Plan | 2018 FY Outlook |
|---|---|---|---|
| EBT | $2,310 | < 2017 FY | Flat To Lower Than 2017 |
| Distributions | $406 | ~ $2,000 | Higher Than Plan |

- Expect 2018 EBT to be flat to lower than 2017
- Distributions are planned to maintain leverage within target range of 8:1 to 9:1
- Expect distributions to Ford to be higher than plan in 2018

We now expect full year 2018 EBT to be flat to lower than 2017 as we continue to plan for lower financing margins due to rising interest rates, and while we expect auction values to trend better than originally expected, we expect them to be down slightly year-over-year.

We now expect distributions to our parent to be higher than plan in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note on Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including without limitation:

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2017 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Standard		Effective Date (a)
2018-02	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
2016-02	Leases	January 1, 2019 (b) (c)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________

(a)	Early adoption for each of the standards is permitted.

(b)	For additional information see Note 2 of our Notes to the Financial Statements.

(c)
The FASB has issued the following update to the Leases standard: Accounting Standard Update (“ASU”) 2018-01 (Land Easement Practical Expedient for Transition to Topic 842). We will adopt with the new leases guidance effective January 1, 2019.

Other Financial Information

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended March 31, 2018 and 2017 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2017 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2018, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $17 million over the next 12 months, compared with an increase of $14 million at December 31, 2017. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. David W. McClelland, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2018, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Designation	Description	Method of Filing

Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report.

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated April 25, 2018, relating to financial information.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	April 25, 2018