Form 10-Q
period 2018-06-30
FORD MOTOR CREDIT CO LLC
filed 2018-07-26
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

or

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

Exhibits begin on page 51

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended June 30,
	2017	2018	2017	2018
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,381	$1,443	$2,747	$2,858
Retail financing	825	959	1,627	1,907
Dealer financing	476	569	927	1,105
Other	17	20	34	42
Total financing revenue	2,699	2,991	5,335	5,912
Depreciation on vehicles subject to operating leases	(1,037)	(963)	(2,101)	(1,991)
Interest expense	(769)	(997)	(1,498)	(1,909)
Net financing margin	893	1,031	1,736	2,012
Other revenue
Insurance premiums earned	42	43	82	84
Fee based revenue and other	61	65	116	123
Total financing margin and other revenue	996	1,139	1,934	2,219
Expenses
Operating expenses	302	357	606	702
Provision for credit losses (Note 6)	99	92	251	211
Insurance expenses	62	46	93	58
Total expenses	463	495	950	971

Other income, net (Note 13)	86	1	116	38

Income before income taxes	619	645	1,100	1,286
Provision for / (Benefit from) income taxes	173	166	321	106
Net income	$446	$479	$779	$1,180

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2017	2018	2017	2018
	Second Quarter		First Half
	(unaudited)
Net income	$446	$479	$779	$1,180
Other comprehensive income / (loss), net of tax (Note 12)
Foreign currency translation	191	(364)	281	(251)
Comprehensive income / (loss)	$637	$115	$1,060	$929

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2017	June 30, 2018
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,558	$9,079
Marketable securities (Note 3)	2,881	2,286
Finance receivables, net (Note 4)	116,003	115,893
Net investment in operating leases (Note 5)	26,661	27,314
Notes and accounts receivable from affiliated companies	1,076	1,151
Derivative financial instruments (Note 9)	935	709
Other assets (Note 10)	3,329	3,179
Total assets	$160,443	$159,611

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,171	$1,136
Affiliated companies	592	948
Total accounts payable	1,763	2,084
Debt (Note 11)	137,828	136,687
Deferred income taxes	2,386	2,352
Derivative financial instruments (Note 9)	310	856
Other liabilities and deferred income (Note 10)	2,272	2,282
Total liabilities	144,559	144,261

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss) (Note 12)	(419)	(670)
Retained earnings	11,076	10,793
Total shareholder’s interest	15,884	15,350
Total liabilities and shareholder’s interest	$160,443	$159,611

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2017	June 30, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$3,479	$3,079
Finance receivables, net	56,250	55,600
Net investment in operating leases	11,503	12,207
Derivative financial instruments	64	55

LIABILITIES
Debt	$46,437	$50,012
Derivative financial instruments	2	6

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss) (Note 12)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2016	$5,227	$(890)	$8,466	$12,803
Net income	—	—	779	779
Other comprehensive income / (loss), net of tax	—	281	—	281
Adoption of accounting standard	—	—	9	9
Distributions declared	—	—	(28)	(28)
Balance at June 30, 2017	$5,227	$(609)	$9,226	$13,844

Balance at December 31, 2017	$5,227	$(419)	$11,076	$15,884
Net income	—	—	1,180	1,180
Other comprehensive income / (loss), net of tax	—	(251)	—	(251)
Distributions declared	—	—	(1,463)	(1,463)
Balance at June 30, 2018	$5,227	$(670)	$10,793	$15,350

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2017	2018
	First Half
	(unaudited)
Cash flows from operating activities
Net cash provided by / (used in) operating activities	$2,866	$2,986

Cash flows from investing activities
Purchases of finance receivables	(19,025)	(22,494)
Principal collections of finance receivables	17,809	21,659
Purchases of operating lease vehicles	(6,720)	(7,537)
Proceeds from termination of operating lease vehicles	4,440	4,816
Net change in wholesale receivables and other short-duration receivables	(857)	(130)
Purchases of marketable securities	(3,351)	(2,821)
Proceeds from sales and maturities of marketable securities	3,336	3,368
Settlements of derivatives	(46)	156
All other investing activities	(25)	131
Net cash provided by / (used in) investing activities	(4,439)	(2,852)

Cash flows from financing activities
Proceeds from issuances of long-term debt	19,960	27,959
Principal payments on long-term debt	(19,071)	(24,792)
Change in short-term debt, net	(132)	(2,093)
Cash distributions to parent	(28)	(1,463)
All other financing activities	(53)	(50)
Net cash provided by / (used in) financing activities	676	(439)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	180	(152)

Net increase / (decrease) in cash, cash equivalents and restricted cash	$(717)	$(457)

Cash, cash equivalents and restricted cash at January 1 (Note 3)	$8,185	$9,682
Net increase / (decrease) in cash, cash equivalents and restricted cash	(717)	(457)
Cash, cash equivalents and restricted cash at June 30 (Note 3)	$7,468	$9,225

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). We reclassify certain prior period amounts in our consolidated financial statements to conform to current year presentation.

Argentina

In June 2018, as a result of the three-year cumulative consumer price index exceeding 100%, Argentina was classified as having a highly inflationary economy.  We are presently evaluating the impact of accounting for our Argentina operations as highly inflationary beginning on July 1, 2018.

NOTE 2. ACCOUNTING POLICIES

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income / (loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

For the second quarter and first half of 2018, our effective tax rates were 25.7% and 8.2%, respectively. During the first quarter of 2018, we recognized $235 million of benefit for non-U.S. capital loss carryforwards expected to be realized in the foreseeable future.

Adoption of New Accounting Standards
Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging. On January 1, 2018, we adopted the amendments to Accounting Standards Codification (“ASC”) 815 which aligns hedge accounting with risk management activities and simplifies the requirements to qualify for hedge accounting. Adoption did not have a material impact on our financial statements. We continue to assess opportunities enabled by the new standard to expand our risk management strategies.
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

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We plan to adopt the new standard on its effective date of January 1, 2019. We anticipate adoption of the standard will add about $100 million of right-of-use assets and lease obligations to our consolidated balance sheet and will not significantly impact our income statement. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of cataloging our existing lease contracts and implementing changes to our systems.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet (in millions):

	Fair Value Level	December 31, 2017	June 30, 2018
Cash and cash equivalents
U.S. government	1	$—	$10
U.S. government and agencies	2	300	—
Non-U.S. government and agencies	2	703	587
Corporate debt	2	25	460
Total marketable securities classified as cash equivalents		1,028	1,057
Cash, time deposits and money market funds		8,530	8,022
Total cash and cash equivalents		$9,558	$9,079

Marketable Securities
U.S. government	1	$966	$404
U.S. government and agencies	2	384	164
Non-U.S. government and agencies	2	660	1,045
Corporate debt	2	848	516
Other marketable securities	2	23	157
Total marketable securities		$2,881	$2,286

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the statement of cash flows are presented separately on our consolidated balance sheet as follows (in millions):

	December 31, 2017	June 30, 2018
Cash and cash equivalents	$9,558	$9,079
Restricted cash included in other assets	124	146
Total cash, cash equivalents, and restricted cash	$9,682	$9,225

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES

We manage finance receivables as “consumer” and “non-consumer” portfolios. The receivables are generally secured by the vehicles, inventory, or other property being financed.

Finance receivables, net were as follows (in millions):

	December 31, 2017	June 30, 2018
Consumer
Retail financing, gross	$78,467	$78,961
Unearned interest supplements from Ford and affiliated companies	(3,280)	(3,245)
Consumer finance receivables	75,187	75,716

Non-Consumer
Dealer financing	39,241	38,955
Other financing	2,172	1,809
Non-Consumer finance receivables	41,413	40,764
Total recorded investment	$116,600	$116,480

Recorded investment in finance receivables	$116,600	$116,480
Allowance for credit losses	(597)	(587)
Finance receivables, net	$116,003	$115,893

Net finance receivables subject to fair value (a)	$112,717	$112,333
Fair value	112,133	111,704
__________

(a)
At December 31, 2017 and June 30, 2018, Finance receivables, net includes $3.3 billion and $3.6 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at December 31, 2017 and June 30, 2018 was $241 million and $243 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2017 and June 30, 2018, were consumer receivables of $38.9 billion and $39.3 billion, respectively, and non-consumer receivables of $24.5 billion and $22.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $24 million and $27 million at December 31, 2017 and June 30, 2018, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and de minimis at December 31, 2017 and June 30, 2018, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	December 31, 2017	June 30, 2018
Consumer
31-60 days past due	$748	$730
61-90 days past due	113	120
91-120 days past due	36	37
Greater than 120 days past due	37	40
Total past due	934	927
Current	74,253	74,789
Consumer finance receivables	75,187	75,716

Non-Consumer
Total past due	122	70
Current	41,291	40,694
Non-Consumer finance receivables	41,413	40,764
Total recorded investment	$116,600	$116,480

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2017	June 30, 2018
Dealer financing
Group I	$31,551	$31,681
Group II	5,912	5,699
Group III	1,640	1,479
Group IV	138	96
Total recorded investment	$39,241	$38,955

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2017 and June 30, 2018 was $386 million, or 0.5% of consumer receivables, and $378 million, or 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2017 and June 30, 2018 was $138 million, or 0.3% of non-consumer receivables, and $96 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	December 31, 2017	June 30, 2018
Vehicles, at cost (a)	$32,659	$33,410
Accumulated depreciation	(5,927)	(6,024)
Net investment in operating leases before allowance for credit losses	26,732	27,386
Allowance for credit losses	(71)	(72)
Net investment in operating leases	$26,661	$27,314
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At December 31, 2017 and June 30, 2018, net investment in operating leases before allowance for credit losses includes $11.5 billion and $12.2 billion, respectively, of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investments in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended June 30 was as follows (in millions):

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

	Second Quarter 2018
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$584	$16	$600	$71	$671
Charge-offs	(123)	(1)	(124)	(47)	(171)
Recoveries	47	1	48	26	74
Provision for credit losses	72	(2)	70	22	92
Other (a)	(7)	—	(7)	—	(7)
Ending balance	$573	$14	$587	$72	$659

	First Half 2018
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$582	$15	$597	$71	$668
Charge-offs	(254)	(3)	(257)	(98)	(355)
Recoveries	86	2	88	52	140
Provision for credit losses	164	—	164	47	211
Other (a)	(5)	—	(5)	—	(5)
Ending balance	$573	$14	$587	$72	$659

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$552	$13	$565	$72	$637
Specific impairment allowance	21	1	22	—	22
Ending balance	573	14	587	72	$659

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	75,338	40,668	116,006	27,386
Specifically evaluated for impairment	378	96	474	—
Recorded investment	75,716	40,764	116,480	27,386

Ending balance, net of allowance for credit losses	$75,143	$40,750	$115,893	$27,314
__________

(a)	Primarily represents amounts related to translation adjustments.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	June 30, 2018
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$2.0	$33.7	$0.2	$33.5	$29.4
Wholesale financing	0.5	22.1	—	22.1	13.0
Finance receivables	2.5	55.8	0.2	55.6	42.4
Net investment in operating leases	0.6	12.2	—	12.2	7.6
Total VIE	$3.1	$68.0	$0.2	$67.8	$50.0

Non-VIE
Retail financing	$0.2	$5.6	$—	$5.6	$4.9
Wholesale financing	—	0.2	—	0.2	0.2
Finance receivables	0.2	5.8	—	5.8	5.1
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$5.8	$—	$5.8	$5.1

Total securitization transactions
Retail financing	$2.2	$39.3	$0.2	$39.1	$34.3
Wholesale financing	0.5	22.3	—	22.3	13.2
Finance receivables	2.7	61.6	0.2	61.4	47.5
Net investment in operating leases	0.6	12.2	—	12.2	7.6
Total securitization transactions	$3.3	$73.8	$0.2	$73.6	$55.1
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance cost.

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

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, recorded in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2017	2018	2017	2018
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$62	$(2)	$132	$24
Fair value changes on hedging instruments (a)	34	(90)	(55)	(429)
Fair value changes on hedged debt (a)	(30)	82	55	411
Derivatives not designated as hedging instruments
Interest rate contracts	30	(20)	37	(37)
Foreign currency exchange contracts (b)	(61)	110	(90)	98
Cross-currency interest rate swap contracts	16	(125)	74	(183)
Total	$51	$(45)	$153	$(116)
__________

(a)
For the first half of 2017, the fair value changes on hedging instruments and on hedged debt were reported in Other income, net; effective first quarter 2018, these amounts were reported in Interest expense.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2017			June 30, 2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$28,008	$248	$135	$26,033	$137	$441
Derivatives not designated as hedging instruments
Interest rate contracts	60,504	276	137	65,447	247	255
Foreign currency exchange contracts	2,406	3	10	3,798	55	17
Cross-currency interest rate swap contracts	4,006	408	28	5,852	270	143
Total derivative financial instruments, gross (a) (b)	$94,924	$935	$310	$101,130	$709	$856
__________

(a)	At December 31, 2017 and June 30, 2018, we held collateral of $15 million and $9 million, respectively, and we posted collateral of $38 million and $56 million, respectively.

(b)
At December 31, 2017 and June 30, 2018, the fair value of assets and liabilities available for counterparty netting was $162 million and $212 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED REVENUE

Other assets and other liabilities and deferred revenue consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets were as follows (in millions):

	December 31, 2017	June 30, 2018
Accrued interest and other non-finance receivables	$1,117	$1,055
Prepaid reinsurance premiums and other reinsurance recoverables	611	639
Collateral held for resale, at net realizable value, and other inventory	780	634
Deferred charges – income taxes	247	224
Property and equipment, net of accumulated depreciation (a)	177	182
Restricted cash (b)	124	146
Investment in non-consolidated affiliates	107	133
Deferred charges	127	110
Other	39	56
Total other assets	$3,329	$3,179
__________

(a)	Accumulated depreciation was $354 million and $364 million at December 31, 2017 and June 30, 2018, respectively.

(b)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2017	June 30, 2018
Unearned insurance premiums and fees	$723	$754
Interest payable	722	721
Income tax and related interest (a)	301	323
Deferred revenue	148	122
Payroll and employee benefits	68	51
Other	310	311
Total other liabilities and deferred income	$2,272	$2,282
__________

(a)	Includes tax and interest payable to affiliated companies of $99 million and $94 million at December 31, 2017 and June 30, 2018, respectively.

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in our consolidated balance sheet. These investments were $7 million and $9 million at December 31, 2017 and June 30, 2018, respectively. There were no material adjustments to the fair values of these investments during the period ending June 30, 2018.

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $124 million and $96 million at December 31, 2017 and June 30, 2018, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT AND COMMITMENTS

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2017	June 30, 2018	2017	2018	2017	2018
Short-term debt
Unsecured debt
Floating rate demand notes	$5,660	$5,660
Commercial paper	4,889	4,453
Other short-term debt	5,890	3,623
Asset-backed debt	786	1,302
Total short-term debt	17,225	15,038	3.0%	3.1%	3.0%	3.1%
Long-term debt
Unsecured debt
Notes payable within one year	13,298	12,636
Notes payable after one year	55,687	55,755
Asset-backed debt (a)
Notes payable within one year	17,817	19,317
Notes payable after one year	34,051	34,625
Unamortized discount	(1)	—
Unamortized issuance costs	(228)	(231)
Fair value adjustments (b)	(21)	(453)
Total long-term debt	120,603	121,649	2.5%	2.6%	2.6%	2.7%
Total debt	$137,828	$136,687	2.6%	2.7%	2.6%	2.8%

Fair value of debt (c)	$139,677	$138,669
__________

(a)
Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

(b)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $39.0 billion and $37.5 billion at December 31, 2017 and June 30, 2018, respectively.

(c)
The fair value of debt includes $16.4 billion and $13.7 billion of short-term debt at December 31, 2017 and June 30, 2018, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The changes in the balance of Accumulated Other Comprehensive Income / (Loss) (“AOCI”) attributable to Ford Credit for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2017	2018	2017	2018
Beginning AOCI balance	$(800)	$(306)	$(890)	$(419)
Net gain / (loss) on foreign currency translation	191	(364)	281	(251)
Ending AOCI balance	$(609)	$(670)	$(609)	$(670)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2017	2018	2017	2018
Gains / (Losses) on derivatives	$(10)	$(35)	$22	$(122)
Currency revaluation gains / (losses)	56	(18)	22	44
Interest and investment income	24	49	47	91
Other	16	5	25	25
Total other income, net	$86	$1	$116	$38

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at June 30 were as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
Second Quarter 2017
Total revenue	$2,461	$233	$108	$2,802	$—	$2,802
Income before income taxes	465	74	18	557	62	619
Other disclosures:
Depreciation on vehicles subject to operating leases	1,027	10	—	1,037	—	1,037
Interest expense	643	62	64	769	—	769
Provision for credit losses	86	8	5	99	—	99

Second Quarter 2018
Total revenue	$2,661	$298	$140	$3,099	$—	$3,099
Income before income taxes	548	103	27	678	(33)	645
Other disclosures:
Depreciation on vehicles subject to operating leases	960	3	—	963	—	963
Interest expense	830	76	90	996	1	997
Provision for credit losses	84	8	—	92	—	92

First Half 2017
Total revenue	$4,866	$461	$206	$5,533	$—	$5,533
Income before income taxes	823	151	46	1,020	80	1,100
Other disclosures:
Depreciation on vehicles subject to operating leases	2,080	21	—	2,101	—	2,101
Interest expense	1,260	123	115	1,498	—	1,498
Provision for credit losses	230	14	7	251	—	251
Net finance receivables and net investment in operating leases	115,033	21,740	5,427	142,200	(7,207)	134,993
Total assets	120,704	23,819	5,971	150,494	—	150,494

First Half 2018
Total revenue	$5,241	$594	$284	$6,119	$—	$6,119
Income before income taxes	1,063	214	73	1,350	(64)	1,286
Other disclosures:
Depreciation on vehicles subject to operating leases	1,983	8	—	1,991	—	1,991
Interest expense	1,582	148	181	1,911	(2)	1,909
Provision for credit losses	195	13	3	211	—	211
Net finance receivables and net investment in operating leases	119,611	25,437	6,405	151,453	(8,246)	143,207
Total assets	125,436	27,391	6,784	159,611	—	159,611
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

The maximum potential payments under these guarantees and limited indemnities totaled $52 million and $55 million at December 31, 2017 and June 30, 2018, respectively. Of these values, $44 million at both December 31, 2017 and June 30, 2018, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2017 nor June 30, 2018.

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

◦
In general, other income changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

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

Second Quarter 2018 Compared with Second Quarter 2017

The following chart shows our key metrics:

Key Metrics

	SECOND QUARTER 2017	SECOND QUARTER 2018	SECOND QUARTER H / (L)	YEAR TO DATE 2017	YEAR TO DATE 2018	YEAR TO DATE H / (L)
Net Receivables (Bils)	$ 135	$ 143	6 %	$ 135	$ 143	6 %
Managed Receivables* (Bils)	$ 142	$ 151	7 %	$ 142	$ 151	7 %
Loss-to-Receivables** (LTR)	46 bps	36 bps	(10) bps	50 bps	43 bps	(7) bps
Auction Values***	$ 17,440	$ 18,190	4 %	$ 17,285	$ 17,770	3 %
Earnings Before Taxes (EBT) (Mils)	$ 619	$ 645	$ 26	$ 1,100	$ 1,286	$ 186
ROE (Pct)	13 %	12 %	(1) ppts	12 %	15 %	3 ppts

Other Balance Sheet Metrics

Other Balance Sheet Metrics	SECOND QUARTER 2017	SECOND QUARTER 2018	SECOND QUARTER H / (L)
Debt (Bils)	$ 129	$ 137	6 %
Liquidity (Bils)	$ 29	$ 27	(4.0) %
Financial Statement Leverage (to 1)	9.3	8.9	(0.4)
Managed Leverage* (to 1)	8.8	8.3	(0.5)

* Reconciliation to GAAP provided in the Financial Condition Section
** U.S. retail and lease
*** U.S. 36-month off-lease at 2Q 2018 mix

- Strong 2Q EBT
- Receivables up globally YoY led by retail financing
- Continuing to maintain receivables around present level and deliver strong distributions to Ford
- U.S. consumer credit metrics healthy with improved LTR
- Balance sheet and liquidity strong; managed leverage within target range of 8:1 to 9:1

In the second quarter of 2018, EBT was $645 million, $26 million higher compared to the prior year. Net receivables were 6% higher and managed receivables were 7% higher compared to the prior year, led by growth in retail financing in all regions. U.S. consumer credit metrics were healthy, with the loss-to-receivables ratio at 0.36%, which was 10 basis points lower compared to the prior year. U.S. auction values were up 4% compared to the prior year.

ROE was 12%, one percentage point lower compared to the prior year.

Our balance sheet remains strong with managed leverage within our target range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the factors that contributed to the strong second quarter EBT:

2Q 2018 EBT YoY (Mils)

$619
$64
$(20)
$8
$88
$11
$(125)
$645
Residual Losses $32
Supplemental Depreciation 56
Derivatives Market Valuation $ (95)
Operating Costs & Other (30)
2Q 2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
2Q 2018

- EBT up $26M YoY
- Volume and mix higher due to global receivables growth
- Higher auction values drove lease residual improvement
- Unfavorable derivatives market valuation reflects a non-recurrence of positive valuation a year ago

Our second quarter EBT was $26 million higher than a year ago, led by favorable lease residual performance, receivables growth, favorable exchange, and solid credit loss performance. This was offset in part by the effects of derivatives market valuation, which reflects the non-recurrence of positive valuation a year ago, higher operating costs, and lower financing margin reflecting the impact of higher borrowing costs.

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

2Q 2018 EBT By Segment

	2Q		YTD	
	2018	H / (L) 2017	2018	H / (L) 2017
Results (Mils)				
Americas segment	$ 548	$ 83	$ 1,063	$ 240
Europe segment	103	29	214	63
Asia Pacific segment	27	9	73	27
Total segments	$ 678	$ 121	$ 1,350	$ 330
Unallocated other	(33)	(95)	(64)	(144)
Earnings before taxes	$ 645	$ 26	$ 1,286	$ 186
(Provision for) / Benefit from income taxes	(166)	7	(106)	215
Net income	$ 479	$ 33	$ 1,180	$ 401
Contract placement volumes (000)	545	32	1,059	38

- EBT higher YoY in all segments

Americas Segment

The Americas Segment second quarter EBT of $548 million is $83 million higher compared with 2017, explained primarily by improved lease residual performance driven by higher auction values on the lease portfolio, and favorable volume and mix. The Americas Segment first half EBT of $1.1 billion is $240 million higher compared with 2017, more than explained by improved residual performance, favorable volume and mix, and credit loss performance.

Europe Segment

The Europe Segment second quarter EBT of $103 million is $29 million higher compared with 2017, explained primarily by favorable volume and mix and exchange rate changes in European currencies, partially offset by higher operating costs due to Brexit. The Europe Segment first half EBT of $214 million is $63 million higher compared with 2017, explained primarily by favorable volume and mix and exchange rate changes in European currencies, partially offset by higher operating costs due to Brexit.

Asia Pacific Segment

The Asia Pacific Segment second quarter EBT of $27 million is $9 million higher compared with 2017, explained primarily by favorable volume and mix, partially offset by lower financing margin driven by higher borrowing cost. The Asia Pacific Segment first half EBT of $73 million is $27 million higher compared with 2017, explained primarily by favorable volume and mix and tax incentives, partially offset by lower financing margin driven by higher borrowing cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Unallocated Other

Unallocated Other second quarter loss of $33 million is a $95 million deterioration compared with 2017, reflecting primarily less favorable performance in market valuation adjustments to derivatives. Unallocated Other first half loss of $64 million is a $144 million deterioration compared with 2017, reflecting primarily the non-recurrence of favorable performance a year ago in market valuation adjustments to derivatives.

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

The following chart shows our United States and Canada retail installment and lease share of new Ford and Lincoln brand vehicle retail sales and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is the Americas segment consumer financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

Americas Financing Shares And Contract Placement Volume

	2Q 2017	2Q 2018	YTD 2017	YTD 2018
Financing Shares (%)				
Retail Installment and Lease Share of Ford Retail Sales (excl. Fleet)				
United States	50 %	57 %	54 %	59 %
Canada	76	79	75	75
Wholesale Share				
United States	76 %	76 %	76 %	76 %
Canada	63	59	61	60
Contract Placement Volume - New and Used Retail / Lease (000)				
United States	258	299	522	571
Canada	51	51	87	84
Mexico	9	7	19	17
Total Americas Segment	318	357	628	672

In the second quarter of 2018, Americas Segment retail and lease share and total contract placement volume were up compared to the prior year, reflecting Ford’s marketing programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Europe’s retail installment and lease share of new Ford brand vehicles sold and wholesale financing share of new Ford brand vehicles acquired by dealers. Also shown is Europe’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

Europe Financing Shares And Contract Placement Volume

	2Q		YTD	
	2017	2018	2017	2018
Financing Shares (incl. Fleet) (%)				
Retail Installment and Lease Share of Total Ford Sales				
U.K.	35 %	37 %	35 %	37 %
Germany	46	54	47	51
Total Europe Segment	37	39	36	37
Wholesale Share				
U.K.	100 %	100 %	100 %	100 %
Germany	93	91	94	93
Total Europe Segment	98	97	98	98
Contract Placement Volume - New and Used Retail / Lease (000)				
U.K.	40	39	99	85
Germany	40	48	79	87
All Other	55	61	108	123
Total Europe Segment	135	148	286	295

In the second quarter of 2018, Europe Segment retail and lease share and total contract placement volume were up compared to the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Asia Pacific’s retail installment share of new Ford and Lincoln brand vehicles sold by dealers and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is Asia Pacific’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

Asia Pacific Financing Shares And Contract Placement Volume

	2Q		YTD	
	2017	2018	2017	2018
Financing Shares (incl. Fleet) (%)				
Retail Installment Share of Total Ford Sales				
China	28 %	31 %	26 %	33 %
India	10	9	10	9
Wholesale Share				
China	63 %	59 %	57 %	60 %
India	36	37	35	38
Contract Placement Volume - New and Used Retail (000)				
China	58	38	103	88
India	2	2	4	4
Total Asia Pacific Segment	60	40	107	92

In the second quarter of 2018, Asia Pacific Segment total contract placement volume was down compared with the prior year driven primarily by lower Ford sales volume in China.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

2Q 2018 Net Receivables Mix (Bils)

Net Investment in Operating Leases
Consumer Financing
Non-Consumer Financing
$143.2
$27.3
$75.2
$40.7
$112.2
$26.8
$55.5
$29.9
$24.8
$15.4
$8.9
$6.2
Total
Americas
Europe
Asia Pacific

	2Q 2018 (Pct.)	H/(L) 2017 (Ppts.)
SUV / CUV	55	0
Truck	25	4
Car	20	(4)

- Prudent management of lease mix
- Operating lease portfolio was 19% of total net receivables
- U.S. and Canada represent 98% of operating lease portfolio

Our operating lease portfolio is prudently managed and was 19% of total net receivables in the second quarter. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the U.S. and Canada represent 98% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our reconciliation for our non-GAAP financial measure, managed receivables:

Total Net Receivables Reconciliation To Managed Receivables (Bils)

	2016 Dec 31	2017 Jun 30	2017 Dec 31	2018 Jun 30
Finance receivables, net (GAAP)	$ 103.0	$ 108.3	$ 116.0	$ 115.9
Net investment in operating leases (GAAP)	27.2	26.7	26.7	27.3
Total net receivables	$ 130.2	$ 135.0	$ 142.7	$ 143.2
Unearned interest supplements and residual support	5.3	5.6	6.1	6.4
Allowance for credit losses	0.5	0.6	0.7	0.7
Other, primarily accumulated supplemental depreciation	0.9	1.0	1.0	1.2
Total managed receivables (Non-GAAP)	$ 136.9	$ 142.2	$ 150.5	$ 151.5

At December 31, 2016, June 30, 2017, December 31, 2017, and June 30, 2018, total net receivables includes consumer receivables before allowance for credit losses of $32.5 billion, $33.1 billion, $38.9 billion, and $39.3 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.0 billion, $26.1 billion, $24.5 billion, and $22.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2016, June 30, 2017, December 31, 2017, and June 30, 2018, total net receivables includes net investment in operating leases before allowance for credit losses of $11.8 billion, $11.0 billion, $11.5 billion, and $12.2 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2017 Form 10-K Report and Note 7 of our Notes to the Financial Statements for the period ended June 30, 2018.

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
Average Placement FICO
741
744
748
750
743
745
6%
6%
6%
6%
6%
6%
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

Retail Contract Terms
Retail ≥ 84 Months Mix
Average Retail Placement Term
65 mo
65 mo
66 mo
65 mo
65 mo
65 mo
2%
2%
2%
3%
4%
4%
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

- Disciplined and consistent underwriting practices
- Portfolio quality evidenced by FICO scores and steady risk mix
- Extended-term contracts relatively small part of our business

Second quarter average placement FICO score remained consistent.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 68% of our worldwide consumer portfolio at June 30, 2018. Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average managed receivables.

U.S. Retail And Lease Credit Loss Drivers

Over-60-Day Delinquencies (excl. Bankruptcies)

0.16%
0.13%
0.15%
0.13%
0.12%
0.10%
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

Repossessions (000) and Repo. Rate (Pct)

Repo. Rate
Repossessions
1.16%
1.06%
1.12%
1.16%
1.22%
1.00%
9
8
9
10
10
8
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

Severity (000)

$10.6
$10.5
$9.8
$10.2
$10.3
$10.0
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

Charge-Offs (Mils) and LTR Ratio (Pct)

LTR Ratio
Charge-Offs
0.54%
0.46%
0.53%
0.60%
0.51%
0.36%
$96
$82
$95
$109
$93
$66
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

- Delinquencies and repossessions remained low
- Severity trended favorably YoY reflecting increased time to repossession
- Strong loss metrics reflect healthy consumer credit conditions

Second quarter 2018 charge-offs and LTR ratio were lower compared to the prior year.

Compared to the prior year, delinquencies showed improvement while repossessions were flat. Severity has improved year-over-year reflecting increased time to repossession.

Credit quality remained strong, reflecting a strong business environment and healthy consumer credit conditions.

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
0.35%
0.29%
0.33%
0.39%
0.31%
0.25%
$119
$101
$118
$143
$118
$97
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

Credit Loss Reserve (Mils) and
Reserve as a Pct of EOP Managed Receivables (Pct)
Reserve as a Pct of EOP Managed Receivables
Credit Loss Reserve
0.42%
0.41%
0.44%
0.44%
0.43%
0.44%
$584
$588
$644
$668
$671
$659
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

- Worldwide credit loss metrics remained strong
- Credit loss reserve based on historical losses, portfolio quality, and receivables level
- YoY increase in reserve reflects historical losses and growth in receivables

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio in the second quarter of 2018 is lower as compared to the same period the prior year, reflecting primarily the U.S. retail and lease business as covered above.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivables level. The credit loss reserve was higher as of June 30, 2018, compared to June 30, 2017, reflecting credit loss performance trends and growth in receivables.

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

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford and Lincoln brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for 86% of our total net investment in operating leases at June 30, 2018.
.

U.S. Lease Origination Metrics

Lease Placement Volume (000)
24-Month
39-Month / Other
36-Month
98
10
77
11
97
10
76
11
91
10
72
9
82
8
65
9
93
12
58
23
104
12
75
17
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

Lease Share of Retail Sales (Pct)
Ford Credit
Industry*
31%
30%
28%
28%
31%
30%
24%
22%
19%
17%
23%
23%
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

* Source: JD Power PIN

- Lease share about the same as prior year and below industry reflecting Ford sales mix

Second quarter 2018 lease placement volume was up compared to the prior year, reflecting Ford’s marketing programs. Industry lease share in the second quarter of 2018 was equal to the same period last year. Ford Credit’s lease share was about the same compared to the prior year and remains below the industry, reflecting the Ford sales mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes, return rates, and off-lease auction values at constant second quarter 2018 vehicle mix in the respective periods:

U.S. Lease Residual Performance

Lease Return Volume (000) and Return Rates (Pct)
Return Rates
Return Volume
83%
81%
79%
78%
79%
78%
79
80
70
61
68
71
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

Off-Lease Auction Values (at 2Q18 Mix)
24-Month
36-Month
$20,875
$21,550
$21,785
$21,485
$21,275
$21,930
$17,130
$17,440
$17,705
$17,385
$17,350
$18,190
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18

- Healthy used car market supporting lease residual and credit loss performance
- Auction values stronger than expected and higher YoY
- Now expect 2018 FY average auction values to be 1% to 2% higher at constant mix

Lease return volume and the return rate in the second quarter of 2018 were down from the prior year. Our 24-month and 36-month second quarter off-lease auction values were higher compared to the prior year.

We now expect full-year 2018 auction values to be one percent to two percent higher compared with 2017 at constant mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the U.S. Securities and Exchange Commission: DBRS, Fitch, Moody’s, and S&P.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

Funding Structure – Managed Receivables*
(Bils)

	2016 Dec 31	2017 Dec 31	2018 Jun 30
Term Debt (incl. Bank Borrowings)	$ 66	$ 75	$ 72
Term Asset-Backed Securities	50	53	55
Commercial Paper	4	5	4
Ford Interest Advantage / Deposits	6	5	6
Other	9	9	10
Equity	13	16	15
Adjustments For Cash	(11)	(12)	(11)
Total Managed Receivables	$ 137	$ 151	$ 151
Securitized Funding as Pct of Managed Receivables	37%	35%	36%

- Funding is diversified across platforms and markets
- Well capitalized with strong investment grade balance sheet profile

* Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $151 billion as of June 30, 2018, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36%.

We expect the mix of securitized funding to remain around 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full year 2016 and 2017, planned issuances for full year 2018, and our global public term funding issuance through July 24, 2018, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2016 Actual	2017 Actual	2018 Forecast	2018 Through Jul 24
Unsecured -- Currency of issuance				
(USD Equivalent)				
USD	$ 9	$ 10	$ 5 - 7	$ 3
CAD	1	2	1 - 2	1
EUR / GBP	3	3	5 - 6	4
Other	1	1	1	1
Total unsecured	$ 14	$ 16	$ 13 - 16	$ 10
Securitizations	$ 13	$ 15	$ 13 - 15	$ 9
Total public	$ 28	$ 32	$ 26 - 30	$ 19

* Numbers may not sum due to rounding

Our total unsecured public term funding plan is categorized by currency of issuance. We plan to continue issuing our European debt from Ford Credit U.S.

For 2018, we project full-year public term funding in the range of $26 billion to $30 billion.

Within the unsecured term funding plan, we forecast higher full-year issuance in euros and pounds sterling, and lower full-year issuance in U.S. dollars compared to 2017. This reflects opportunistic issuance in euros completed in the first half of 2018, much of which supported Ford Credit U.S. funding requirements.

Through July 24, 2018, we have completed $19 billion of public term issuances.

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

The following chart shows our liquidity sources and utilization:

Liquidity Sources (Bils)

	2017 Jun 30	2017 Dec 31	2018 Mar 31	2018 Jun 30
Liquidity Sources				
Cash	$ 10.1	$ 11.8	$ 11.8	$ 10.7
Committed ABS facilities	32.3	33.4	33.9	32.0
Other unsecured credit facilities	2.7	3.3	3.4	2.8
Ford corporate credit facility allocation	3.0	3.0	3.0	3.0
Total liquidity sources	$ 48.1	$ 51.5	$ 52.1	$ 48.5
Utilization of Liquidity				
Securitization cash	$ (2.9)	$ (3.8)	$ (3.2)	$ (3.3)
Committed ABS facilities	(16.4)	(17.2)	(19.9)	(17.7)
Other unsecured credit facilities	(0.5)	(1.1)	(1.1)	(0.3)
Ford corporate credit facility allocation	-	-	-	-
Total utilization of liquidity	$ (19.8)	$ (22.1)	$ (24.2)	$ (21.3)
Gross liquidity	$ 28.3	$ 29.4	$ 27.9	$ 27.2
Adjustments	0.2	0.1	0.3	0.2
Net liquidity available for use	$ 28.5	$ 29.5	$ 28.2	$ 27.4

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of about $25 billion.

At June 30, 2018, our liquidity available for use was $27.4 billion, $2.1 billion lower than year-end 2017 and $0.8 billion lower than at March 31, 2018. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. At June 30, 2018, our liquidity sources including cash totaled $48.5 billion, down $3 billion from year-end 2017.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2018, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $10.7 billion, compared with $11.8 billion at year-end 2017.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.8 billion and $3.3 billion at December 31, 2017 and June 30, 2018, respectively.

Committed Capacity. At June 30, 2018, our committed capacity totaled $37.8 billion, compared with $39.7 billion from December 31, 2017. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $32 billion ($15.5 billion of retail financing, $5.5 billion of wholesale financing, and $11.0 billion of operating leases) at June 30, 2018. These committed facilities have varying maturity dates, with $15.8 billion having maturities within the next twelve months and the remaining balance having maturities through 2020. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2018, $17.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At June 30, 2018, we and our majority-owned subsidiaries had $5.8 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At June 30, 2018, $5.5 billion was available for use.

Effective June 28, 2018, FCE amended its syndicated credit facility (the “FCE Credit Agreement”) and extended the maturity date from October 23, 2020 to October 22, 2021 with total commitments of £745 million (equivalent to $979 million at June 30, 2018). The reduction in commitments from £945 million was due to a reallocation of commitments to a new syndicated credit facility (the “Ford Bank Credit Agreement”) for FCE’s German subsidiary, Ford Bank GmbH (‘‘Ford Bank’’), which also became effective on June 28 with total commitments of €240 million (equivalent to $280 million at June 30, 2018).

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in full force and effect.

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 25% of the commitments maturing on April 30, 2021 and 75% of the commitments maturing on April 30, 2023. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At June 30, 2018, all $3.0 billion was available for use.

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

The following chart shows the calculation of our financial statement leverage and managed leverage:

Leverage (Bils)

	2017 Jun 30	2017 Dec 31	2018 Mar 31	2018 Jun 30
Leverage Calculation				
Total debt	$ 129.3	$ 137.8	$ 142.0	$ 136.7
Adjustments for cash	(10.1)	(11.8)	(11.8)	(10.7)
Adjustments for derivative accounting	(0.2)	-	0.3	0.5
Total adjusted debt	$ 119.0	$ 126.0	$ 130.5	$ 126.5
Equity	$ 13.8	$ 15.9	$ 15.7	$ 15.3
Adjustments for derivative accounting	(0.2)	(0.1)	(0.2)	(0.2)
Total adjusted equity	$ 13.6	$ 15.8	$ 15.5	$ 15.1
Financial statement leverage (to 1) (GAAP)	9.3	8.7	9.1	8.9
Managed leverage (to 1) (Non-GAAP)	8.8	8.0	8.4	8.3

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2018, our financial statement leverage was 8.9:1, and managed leverage was 8.3:1. We target managed leverage in the range of 8:1 to 9:1. For information on our planned distributions, refer to the “Outlook” section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

2018 Guidance (Mils)

Key Metric	2017 FY Results	2018 FY Plan	2018 FY Outlook	2018 1H Results
EBT	$2,310	< 2017	> 2017	$1,286
Distributions	$406	~ $2,000	~ $2,500	$1,463

- Now expect 2018 EBT to be improved from 2017
- Distributions are planned to maintain leverage within target range of 8:1 to 9:1
- Now project distributions to Ford to be about $2.5 billion in 2018

We now expect full-year 2018 EBT to be improved from 2017 as auction values and credit losses continue to trend better than originally expected, and for distributions to our parent to be about $2.5 billion in 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”). ASU 2016-02 and ASU 2016-13 are expected to result in a significant change in practice and / or have a significant financial impact to Ford Credit. For additional information, see Note 2 of the Notes to the Financial Statements.

Standard		Effective Date (a)
2018-08	Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made	January 1, 2019
2018-02	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
2016-02	Leases	January 1, 2019 (b)
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020
__________

(a)	Early adoption for each of the standards is permitted.

(b)
The FASB has issued the following update to the Leases standard: Accounting Standard Update (“ASU”) 2018-01 (Land Easement Practical Expedient for Transition to Topic 842). We will adopt with the new Leases standard effective January 1, 2019.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2017 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2018, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $2 million over the next 12 months, compared with an increase of $14 million at December 31, 2017. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. David W. McClelland, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2018, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.
The risk factors “With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events” and “Operational systems, security systems, and vehicles could be affected by cyber incidents” included in Item 1A of our 2017 Form 10-K Report are revised as follows:
With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events.  With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world.  Recent steps taken by the U.S. government to apply and consider applying tariffs on automobiles, parts, and other products and materials (e.g., steel) based on national security grounds have the potential to disrupt existing supply chains and impose additional costs on Ford’s business. Concerns persist regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual European currency area (“euro area”) countries.  These concerns have been exacerbated by Brexit.  Ford has a sterling revenue exposure and a euro cost exposure; a sustained weakening of sterling against euro may have an adverse effect on Ford’s profitability.  Further, the United Kingdom may be at risk of losing access to free trade agreements for goods and services with the European Union and other countries, which may result in increased tariffs on U.K. imports and exports that could have an adverse effect on Ford’s profitability.
FCE is a bank authorized by the U.K. government to carry on a range of regulated activities within the United Kingdom and through a branch network in 11 other European countries through a passporting system, which allows it to establish or provide its services in those countries without further authorization requirements. If passporting arrangements cease to be effective as a result of Brexit, FCE’s ability to carry out regulated activities in those countries would be dependent upon various central banks, including the European Central Bank, granting licenses, where necessary, prior to the expiration of passporting rights.
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
Ford and Ford Credit are subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information of customers, employees, or others, including laws that may require Ford and Ford Credit to notify regulators and affected individuals of a data security breach. Regulatory actions seeking to impose significant penalties and/or legal actions could be brought against Ford and Ford Credit in the event of a data

Item 1A. Risk Factors (Continued)

breach or perceived or actual non-compliance with data protection or privacy requirements. Among these requirements is the European Union’s General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018.
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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	July 25, 2018