Form 10-Q
period 2018-09-30
FORD MOTOR CREDIT CO LLC
filed 2018-10-25
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Exhibits begin on page 50

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended September 30,
	2017	2018	2017	2018
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,394	$1,463	$4,141	$4,321
Retail financing	891	983	2,518	2,890
Dealer financing	462	519	1,389	1,624
Other	17	20	51	62
Total financing revenue	2,764	2,985	8,099	8,897
Depreciation on vehicles subject to operating leases	(989)	(907)	(3,090)	(2,898)
Interest expense	(810)	(989)	(2,308)	(2,898)
Net financing margin	965	1,089	2,701	3,101
Other revenue
Insurance premiums earned	38	39	120	123
Fee based revenue and other	61	57	177	180
Total financing margin and other revenue	1,064	1,185	2,998	3,404
Expenses
Operating expenses	324	368	930	1,070
Provision for credit losses (Note 6)	169	156	420	367
Insurance expenses	28	19	121	77
Total expenses	521	543	1,471	1,514

Other income, net (Note 13)	57	36	173	74

Income before income taxes	600	678	1,700	1,964
Provision for / (Benefit from) income taxes	186	160	507	266
Net income	$414	$518	$1,193	$1,698

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2017	2018	2017	2018
	Third Quarter		First Nine Months
	(unaudited)
Net income	$414	$518	$1,193	$1,698
Other comprehensive income / (loss), net of tax (Note 12)
Foreign currency translation	204	(49)	485	(300)
Comprehensive income / (loss)	$618	$469	$1,678	$1,398

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2017	September 30, 2018
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,558	$10,997
Marketable securities (Note 3)	2,881	1,740
Finance receivables, net (Note 4)	116,003	116,044
Net investment in operating leases (Note 5)	26,661	27,570
Notes and accounts receivable from affiliated companies	1,076	971
Derivative financial instruments (Note 9)	935	607
Other assets (Note 10)	3,329	3,317
Total assets	$160,443	$161,246

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,171	$1,140
Affiliated companies	592	1,013
Total accounts payable	1,763	2,153
Debt (Note 11)	137,828	138,230
Deferred income taxes	2,386	2,503
Derivative financial instruments (Note 9)	310	1,102
Other liabilities and deferred income (Note 10)	2,272	2,039
Total liabilities	144,559	146,027

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss) (Note 12)	(419)	(719)
Retained earnings	11,076	10,711
Total shareholder’s interest	15,884	15,219
Total liabilities and shareholder’s interest	$160,443	$161,246

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2017	September 30, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$3,479	$2,746
Finance receivables, net	56,250	56,412
Net investment in operating leases	11,503	12,441
Derivative financial instruments	64	55

LIABILITIES
Debt	$46,437	$50,564
Derivative financial instruments	2	2

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss) (Note 12)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2016	$5,227	$(890)	$8,466	$12,803
Net income	—	—	1,193	1,193
Other comprehensive income / (loss), net of tax	—	485	—	485
Adoption of accounting standard	—	—	9	9
Distributions declared	—	—	(406)	(406)
Balance at September 30, 2017	$5,227	$(405)	$9,262	$14,084

Balance at December 31, 2017	$5,227	$(419)	$11,076	$15,884
Net income	—	—	1,698	1,698
Other comprehensive income / (loss), net of tax	—	(300)	—	(300)
Distributions declared	—	—	(2,063)	(2,063)
Balance at September 30, 2018	$5,227	$(719)	$10,711	$15,219

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2017	2018
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net cash provided by / (used in) operating activities	$4,451	$4,594

Cash flows from investing activities
Purchases of finance receivables	(30,543)	(33,751)
Principal collections of finance receivables	27,254	31,993
Purchases of operating lease vehicles	(9,935)	(11,015)
Proceeds from termination of operating lease vehicles	6,623	7,086
Net change in wholesale receivables and other short-duration receivables	1,560	686
Purchases of marketable securities	(4,359)	(3,401)
Proceeds from sales and maturities of marketable securities	4,564	4,504
Settlements of derivatives	(48)	228
All other investing activities	(18)	117
Net cash provided by / (used in) investing activities	(4,902)	(3,553)

Cash flows from financing activities
Proceeds from issuances of long-term debt	29,982	37,035
Principal payments on long-term debt	(30,291)	(32,588)
Change in short-term debt, net	1,709	(1,677)
Cash distributions to parent	(406)	(2,063)
All other financing activities	(74)	(141)
Net cash provided by / (used in) financing activities	920	566

Effect of exchange rate changes on cash, cash equivalents and restricted cash	302	(145)

Net increase / (decrease) in cash, cash equivalents and restricted cash	$771	$1,462

Cash, cash equivalents and restricted cash at January 1 (Note 3)	$8,185	$9,682
Net increase / (decrease) in cash, cash equivalents and restricted cash	771	1,462
Cash, cash equivalents and restricted cash at September 30 (Note 3)	$8,956	$11,144

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

In June 2018, Argentina was classified as having a highly inflationary economy due to the three-year cumulative consumer price index exceeding 100%. As a result, we changed the functional currency for our operations in Argentina from the Argentine peso to the U.S. dollar as of July 1, 2018.

NOTE 2. ACCOUNTING POLICIES

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income / (loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

For the third quarter and first nine months of 2018, our effective tax rates were 23.6% and 13.5%, respectively. During the first quarter of 2018, we recognized $235 million of benefit for non-U.S. capital loss carryforwards expected to be realized in the foreseeable future.

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
We also adopted the following ASUs during 2018, none of which had a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2017-08	Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities	January 1, 2018
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-16	Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

Accounting Standards Issued But Not Yet Adopted

The following represent the standards that will, or are expected to, result in a significant change in practice and / or have a significant financial impact to Ford Credit.

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard on its effective date of January 1, 2020 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. We anticipate adoption will increase the amount of expected credit losses reported in Finance receivables, net on our consolidated balance sheet and do not expect a material impact to our income statement.

ASU 2016-02, Leases.  In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We plan to adopt the new standard on its effective date of January 1, 2019. We anticipate adoption of the standard will add about $100 million of right-of-use assets and lease obligations to our consolidated balance sheet and will not significantly impact our income statement. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of cataloging our existing lease contracts, assessing impact as a lessor, and implementing changes to our systems.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

	Fair Value Level	December 31, 2017	September 30, 2018
Cash and cash equivalents
U.S. government	1	$—	$569
U.S. government and agencies	2	300	422
Non-U.S. government and agencies	2	703	565
Corporate debt	2	25	889
Total marketable securities classified as cash equivalents		1,028	2,445
Cash, time deposits and money market funds		8,530	8,552
Total cash and cash equivalents		$9,558	$10,997

Marketable Securities
U.S. government	1	$966	$257
U.S. government and agencies	2	384	139
Non-U.S. government and agencies	2	660	888
Corporate debt	2	848	305
Other marketable securities	2	23	151
Total marketable securities		$2,881	$1,740

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the statement of cash flows are presented separately on our consolidated balance sheet as follows (in millions):

	December 31, 2017	September 30, 2018
Cash and cash equivalents	$9,558	$10,997
Restricted cash included in other assets (a)	124	147
Total cash, cash equivalents, and restricted cash	$9,682	$11,144
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

Finance receivables, net were as follows (in millions):

	December 31, 2017	September 30, 2018
Consumer
Retail financing, gross	$78,467	$80,269
Unearned interest supplements from Ford and affiliated companies	(3,280)	(3,442)
Consumer finance receivables	75,187	76,827

Non-Consumer
Dealer financing	39,241	38,017
Other financing	2,172	1,786
Non-Consumer finance receivables	41,413	39,803
Total recorded investment	$116,600	$116,630

Recorded investment in finance receivables	$116,600	$116,630
Allowance for credit losses	(597)	(586)
Finance receivables, net	$116,003	$116,044

Net finance receivables subject to fair value (a)	$112,717	$112,367
Fair value	112,133	111,591
__________

(a)
At December 31, 2017 and September 30, 2018, Finance receivables, net includes $3.3 billion and $3.7 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements. The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Excluded from finance receivables at both December 31, 2017 and September 30, 2018 was $241 million of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2017 and September 30, 2018, were consumer receivables of $38.9 billion and $38.8 billion, respectively, and non-consumer receivables of $24.5 billion and $23.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $24 million and $21 million at December 31, 2017 and September 30, 2018, respectively. The recorded investment of non-consumer receivables greater than 90 days past due and still accruing interest was $1 million and de minimis at December 31, 2017 and September 30, 2018, respectively.

The aging analysis of finance receivables balances was as follows (in millions):

	December 31, 2017	September 30, 2018
Consumer
31-60 days past due	$748	$691
61-90 days past due	113	109
91-120 days past due	36	42
Greater than 120 days past due	37	40
Total past due	934	882
Current	74,253	75,945
Consumer finance receivables	75,187	76,827

Non-Consumer
Total past due	122	77
Current	41,291	39,726
Non-Consumer finance receivables	41,413	39,803
Total recorded investment	$116,600	$116,630

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2017	September 30, 2018
Dealer financing
Group I	$31,551	$30,704
Group II	5,912	5,532
Group III	1,640	1,616
Group IV	138	165
Total recorded investment	$39,241	$38,017

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2017 and September 30, 2018 was $386 million and $379 million, or 0.5% and 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2017 and September 30, 2018 was $138 million and $165 million, or 0.3% and 0.4% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Net investment in operating leases were as follows (in millions):

	December 31, 2017	September 30, 2018
Vehicles, at cost (a)	$32,659	$33,703
Accumulated depreciation	(5,927)	(6,056)
Net investment in operating leases before allowance for credit losses	26,732	27,647
Allowance for credit losses	(71)	(77)
Net investment in operating leases	$26,661	$27,570
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At December 31, 2017 and September 30, 2018, net investment in operating leases before allowance for credit losses includes $11.5 billion and $12.4 billion, respectively, of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investments in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

	Third Quarter 2018
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$573	$14	$587	$72	$659
Charge-offs (a)	(128)	(43)	(171)	(51)	(222)
Recoveries	40	4	44	26	70
Provision for credit losses	73	52	125	31	156
Other (b)	1	—	1	(1)	—
Ending balance	$559	$27	$586	$77	$663

	First Nine Months 2018
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$582	$15	$597	$71	$668
Charge-offs (a)	(382)	(46)	(428)	(149)	(577)
Recoveries	126	6	132	78	210
Provision for credit losses	237	52	289	78	367
Other (b)	(4)	—	(4)	(1)	(5)
Ending balance	$559	$27	$586	$77	$663

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$538	$14	$552	$77	$629
Specific impairment allowance	21	13	34	—	34
Ending balance	559	27	586	77	$663

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	76,448	39,638	116,086	27,647
Specifically evaluated for impairment	379	165	544	—
Recorded investment	76,827	39,803	116,630	27,647

Ending balance, net of allowance for credit losses	$76,268	$39,776	$116,044	$27,570
__________

(a)	The charge-off of non-consumer (dealer financing) receivables primarily reflects a specific U.S. dealer’s wholesale vehicle inventory and dealer loan determined to be uncollectible.

(b)	Primarily represents amounts related to translation adjustments.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	September 30, 2018
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.9	$33.9	$0.2	$33.7	$29.4
Wholesale financing	0.3	22.7	—	22.7	13.5
Finance receivables	2.2	56.6	0.2	56.4	42.9
Net investment in operating leases	0.5	12.4	—	12.4	7.7
Total VIE	$2.7	$69.0	$0.2	$68.8	$50.6

Non-VIE
Retail financing	$0.3	$4.9	$—	$4.9	$4.3
Wholesale financing	—	0.6	—	0.6	0.5
Finance receivables	0.3	5.5	—	5.5	4.8
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$5.5	$—	$5.5	$4.8

Total securitization transactions
Retail financing	$2.2	$38.8	$0.2	$38.6	$33.7
Wholesale financing	0.3	23.3	—	23.3	14.0
Finance receivables	2.5	62.1	0.2	61.9	47.7
Net investment in operating leases	0.5	12.4	—	12.4	7.7
Total securitization transactions	$3.0	$74.5	$0.2	$74.3	$55.4
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance cost.

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

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, recorded in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2017	2018	2017	2018
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$50	$(5)	182	$19
Fair value changes on hedging instruments (a)	(40)	(102)	(95)	(531)
Fair value changes on hedged debt (a)	40	110	95	521
Derivatives not designated as hedging instruments
Interest rate contracts	20	9	57	(28)
Foreign currency exchange contracts (b)	(61)	6	(151)	104
Cross-currency interest rate swap contracts	5	(75)	$79	(258)
Total	$14	$(57)	$167	$(173)
__________

(a)	For 2017, the fair value changes on hedging instruments and on hedged debt were recorded in Other income, net; effective 2018, these amounts were reported in Interest expense.

(b)	Reflects forward contracts between Ford Credit and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2017			September 30, 2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$28,008	$248	$135	$27,769	$112	$632
Derivatives not designated as hedging instruments
Interest rate contracts	60,504	276	137	68,226	250	298
Foreign currency exchange contracts	2,406	3	10	3,510	39	6
Cross-currency interest rate swap contracts	4,006	408	28	5,649	206	166
Total derivative financial instruments, gross (a) (b)	$94,924	$935	$310	$105,154	$607	$1,102
__________

(a)	At December 31, 2017 and September 30, 2018, we held collateral of $15 million and $16 million, respectively, and we posted collateral of $38 million and $59 million, respectively.

(b)
At December 31, 2017 and September 30, 2018, the fair value of assets and liabilities available for counterparty netting was $162 million and $146 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2017	September 30, 2018
Accrued interest and other non-finance receivables	$1,117	$1,075
Collateral held for resale, at net realizable value, and other inventory	780	740
Prepaid reinsurance premiums and other reinsurance recoverables	611	651
Deferred charges – income taxes	247	225
Property and equipment, net of accumulated depreciation (a)	177	187
Restricted cash	124	147
Investment in non-consolidated affiliates	107	117
Deferred charges	127	95
Other	39	80
Total other assets	$3,329	$3,317
__________

(a)	Accumulated depreciation was $354 million and $361 million at December 31, 2017 and September 30, 2018, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2017	September 30, 2018
Unearned insurance premiums and fees	$723	$769
Interest payable	722	572
Income tax and related interest (a)	301	290
Deferred revenue	148	103
Payroll and employee benefits	68	70
Other	310	235
Total other liabilities and deferred income	$2,272	$2,039
__________

(a)	Includes tax and interest payable to affiliated companies of $99 million and $94 million at December 31, 2017 and September 30, 2018, respectively.

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in our consolidated balance sheet. These investments were $7 million and $9 million at December 31, 2017 and September 30, 2018, respectively. There were no material adjustments to the fair values of these investments during the period ending September 30, 2018.

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $124 million and $76 million at December 31, 2017 and September 30, 2018, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT AND COMMITMENTS

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2017	September 30, 2018	2017	2018	2017	2018
Short-term debt
Unsecured debt
Floating rate demand notes	$5,660	$5,939
Commercial paper	4,889	4,175
Other short-term debt	5,890	3,698
Asset-backed debt	786	1,564
Total short-term debt	17,225	15,376	3.0%	3.1%	3.0%	3.1%
Long-term debt
Unsecured debt
Notes payable within one year	13,298	13,123
Notes payable after one year	55,687	56,591
Asset-backed debt (a)
Notes payable within one year	17,817	19,139
Notes payable after one year	34,051	34,784
Unamortized discount	(1)	—
Unamortized issuance costs	(228)	(224)
Fair value adjustments (b)	(21)	(559)
Total long-term debt	120,603	122,854	2.5%	2.7%	2.6%	2.8%
Total debt	$137,828	$138,230	2.6%	2.8%	2.6%	2.8%

Fair value of debt (c)	$139,677	$138,374
__________

(a)
Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

(b)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $39.0 billion and $39.1 billion at December 31, 2017 and September 30, 2018, respectively.

(c)
The fair value of debt includes $16.4 billion and $13.8 billion of short-term debt at December 31, 2017 and September 30, 2018, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The changes in the balance of Accumulated Other Comprehensive Income / (Loss) (“AOCI”) attributable to Ford Credit for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2017	2018	2017	2018
Beginning AOCI balance	$(609)	$(670)	$(890)	$(419)
Net gain / (loss) on foreign currency translation	204	(49)	485	(300)
Ending AOCI balance	$(405)	$(719)	$(405)	$(719)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2017	2018	2017	2018
Gains / (Losses) on derivatives	$(36)	$(60)	$(15)	$(182)
Currency revaluation gains / (losses)	51	36	73	80
Interest and investment income	33	49	80	140
Other	9	11	35	36
Total other income, net	$57	$36	$173	$74

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at September 30 were as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
Third Quarter 2017
Total revenue	$2,493	$247	$123	$2,863	$—	$2,863
Income before income taxes	485	72	23	580	20	600
Other disclosures:
Depreciation on vehicles subject to operating leases	975	14	—	989	—	989
Interest expense	669	65	76	810	—	810
Provision for credit losses	159	7	3	169	—	169

Third Quarter 2018
Total revenue	$2,677	$284	$120	$3,081	$—	$3,081
Income before income taxes	556	89	13	658	20	678
Other disclosures:
Depreciation on vehicles subject to operating leases	895	12	—	907	—	907
Interest expense	848	68	75	991	(2)	989
Provision for credit losses	145	1	10	156	—	156

First Nine Months 2017
Total revenue	$7,359	$709	$328	$8,396	$—	$8,396
Income before income taxes	1,308	223	69	1,600	100	1,700
Other disclosures:
Depreciation on vehicles subject to operating leases	3,055	35	—	3,090	—	3,090
Interest expense	1,930	187	191	2,308	—	2,308
Provision for credit losses	389	21	10	420	—	420
Net finance receivables and net investment in operating leases	115,331	23,855	5,921	145,107	(7,579)	137,528
Total assets	120,398	27,323	6,757	154,478	—	154,478

First Nine Months 2018
Total revenue	$7,918	$878	$404	$9,200	$—	$9,200
Income before income taxes	1,619	303	86	2,008	(44)	1,964
Other disclosures:
Depreciation on vehicles subject to operating leases	2,878	20	—	2,898	—	2,898
Interest expense	2,430	216	256	2,902	(4)	2,898
Provision for credit losses	340	14	13	367	—	367
Net finance receivables and net investment in operating leases	120,425	25,995	5,720	152,140	(8,526)	143,614
Total assets	128,103	27,120	6,023	161,246	—	161,246
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

The maximum potential payments under these guarantees and limited indemnities totaled $52 million and $55 million at December 31, 2017 and September 30, 2018, respectively. Of these values, $44 million at both December 31, 2017 and September 30, 2018, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2017 or September 30, 2018.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENCIES (Continued)

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On October 5, 2018, FCE Bank plc received a notice from the Italian Competition Authority (the “ICA”) concerning an alleged violation of Article 101 of the Treaty on the Functioning of the European Union. While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to $300 million.  If the matter results in an adverse outcome at the administrative phase of the proceedings, based on our understanding of the facts we have grounds to challenge and would appeal to the administrative court based in Rome. We could be required to pay a fine during the appellate process, with the ultimate resolution of the matter potentially taking several years.
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

In general, we measure year-over-year changes in EBT using the causal factors listed below:

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

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information, refer to the “Critical Accounting Estimates – Allowance for Credit Losses” section of Item 7 of Part II of our 2017 Form 10-K Report.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. For additional information, refer to the “Critical Accounting Estimates” section of Item 7 of Part II of our 2017 Form 10-K Report.

•	Exchange – Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Other – Primarily includes Operating expenses, Other revenue, Insurance expenses, and Other income, net on the income statement at prior period exchange rates.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

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

Third Quarter 2018 Compared with Third Quarter 2017

The following chart shows our key metrics:

Key Metrics

	THIRD QUARTER			YEAR TO DATE		
	2017	2018	H / (L)	2017	2018	H / (L)
Net Receivables (Bils)	$ 138	$ 144	4 %	$ 138	$ 144	4 %
Managed Receivables* (Bils)	$ 145	$ 152	5 %	$ 145	$ 152	5 %
Loss-to-Receivables** (LTR)	53 bps	44 bps	(9) bps	51 bps	43 bps	(8) bps
Auction Values***	$ 17,795	$ 18,760	5 %	$ 17,520	$ 18,160	4 %
Earnings Before Taxes (EBT) (Mils)	$ 600	$ 678	$ 78	$ 1,700	$ 1,964	$ 264
ROE (Pct)	12 %	13 %	1 ppt	12 %	14 %	2 ppts

Other Balance Sheet Metrics

	2017	2018	H / (L)
Debt (Bils)	$ 132	$ 138	5 %
Liquidity (Bils)	$ 30	$ 29	(3) %
Financial Statement Leverage (to 1)	9.4	9.1	(0.3)
Managed Leverage* (to 1)	8.7	8.4	(0.3)

* Reconciliation to GAAP provided in the Financial Condition section
** U.S. retail and lease
*** U.S. 36-month off-lease at 3Q 2018 mix

- Strong 3Q EBT
- U.S. consumer credit metrics healthy with improved LTR
- Balance sheet and liquidity remain strong; managed leverage within target range of 8:1 to 9:1

In the third quarter of 2018, EBT was $678 million, $78 million higher compared with the prior year. Net receivables were 4% higher and managed receivables were 5% higher compared with a year ago, led by growth in retail financing in all regions. U.S. consumer credit metrics were healthy, with the loss-to-receivables ratio at 0.44%, which improved 9 basis points from a year ago. U.S. auction values were up 5% compared with third quarter 2017.

ROE was 13%, one percentage point higher compared with a year ago. Our balance sheet remains strong with managed leverage within our target range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the factors that contributed to the strong third quarter EBT:

3Q 2018 EBT YoY Bridge (Mils)

$600
$77
$(37)
$12
$88
$(8)
$(54)
$678
Residual Losses $50
Supplemental Depreciation 38
3Q 2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
3Q 2018

- EBT $78M higher YoY
- Improvement reflects favorable lease residual performance due to higher auction values; also reflects favorable volume and mix

Our third quarter EBT was $78 million higher than a year ago, led by favorable lease residual performance, receivables growth, and solid credit loss performance. This was offset in part by higher operating costs and lower financing margin reflecting the impact of higher borrowing costs.

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

3Q 2018 EBT By Segment

	3Q		YTD	
	2018	H / (L) 2017	2018	H / (L) 2017
Results (Mils)				
Americas segment	$ 556	$ 71	$ 1,619	$ 311
Europe segment	89	17	303	80
Asia Pacific segment	13	(10)	86	17
Total segments	$ 658	$ 78	$ 2,008	$ 408
Unallocated other*	20	-	(44)	(144)
Earnings before taxes	$ 678	$ 78	$ 1,964	$ 264
(Provision for) / Benefit from income taxes	(160)	26	(266)	(241)
Net income	$ 518	$ 104	$ 1,698	$ 505
Contract placement volumes (000)	527	(25)	1,586	13

Americas Segment

The Americas Segment third quarter EBT of $556 million is $71 million higher compared with third quarter 2017, explained primarily by improved lease residual performance driven by higher auction values on the lease portfolio, favorable volume and mix, and solid credit loss performance. This was partially offset by increased borrowing and operating costs. The Americas Segment EBT of $1.6 billion for the first nine months of 2018 is $311 million higher compared with a year ago, more than explained by improved residual performance, favorable volume and mix, and credit loss performance. This was partially offset by increased operating costs.

Europe Segment

The Europe Segment third quarter EBT of $89 million is $17 million higher compared with third quarter 2017, explained primarily by favorable volume and mix and the non-repeat of a loss upon consolidation of our Forso joint venture in 2017, partially offset by higher operating costs due to Brexit. The Europe Segment EBT of $303 million for the first nine months of 2018 is $80 million higher compared with a year ago, explained primarily by favorable volume and mix, exchange rate changes in European currencies, and the non-repeat of a loss upon consolidation of our Forso joint venture in 2017, partially offset by higher operating costs due to Brexit.

Asia Pacific Segment

The Asia Pacific Segment third quarter EBT of $13 million is $10 million lower compared with third quarter 2017, explained primarily by unfavorable credit loss performance and lower financing margin, partially offset by favorable volume and mix. The Asia Pacific Segment EBT of $86 million for the first nine months of 2018 is $17 million higher compared with a year ago, explained primarily by favorable volume and mix and tax incentives, partially offset by lower financing margin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Unallocated Other

Unallocated Other third quarter 2018 gain of $20 million is equal to third quarter 2017. Unallocated Other loss of $44 million for the first nine months of 2018 is a $144 million deterioration compared with a year ago, reflecting primarily the non-recurrence of favorable performance a year ago in market valuation adjustments to derivatives.

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

The following chart shows our United States and Canada retail installment and lease share of new Ford and Lincoln brand vehicle retail sales and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is the Americas segment consumer financing contract placement volume for new and used vehicles. All data is for the periods ended September 30:

Americas Financing Shares And Contract Placement Volume

	3Q		YTD	
	2017	2018	2017	2018
Financing Shares (%)				
Retail Installment and Lease Share of Ford Retail Sales (excl. Fleet)				
United States	53 %	59 %	53 %	59 %
Canada	74	69	75	73
Wholesale Share				
United States	76 %	76 %	76 %	76 %
Canada	60	57	61	59
Contract Placement Volume - New and Used Retail / Lease (000)				
United States	290	302	812	873
Canada	53	46	140	130
Mexico	11	8	30	25
Total Americas Segment	354	356	982	1,028

In the third quarter of 2018, Americas Segment total contract placement volume was about equal to a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Europe’s retail installment and lease share of new Ford brand vehicles sold and wholesale financing share of new Ford brand vehicles acquired by dealers. Also shown is Europe’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended September 30:

Europe Financing Shares And Contract Placement Volume

	3Q		YTD	
	2017	2018	2017	2018
Financing Shares (incl. Fleet) (%)				
Retail Installment and Lease Share of Total Ford Sales				
U.K.	32 %	36 %	34 %	37 %
Germany	50	47	48	50
Total Europe Segment	38	38	36	37
Wholesale Share				
U.K.	100 %	100 %	100 %	100 %
Germany	94	94	94	93
Total Europe Segment	99	99	98	98
Contract Placement Volume - New and Used Retail / Lease (000)				
U.K.	40	36	139	121
Germany	37	35	116	122
All Other	48	53	156	176
Total Europe Segment	125	124	411	419

In the third quarter of 2018, Europe Segment retail and lease share and total contract placement volume were about equal to a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Asia Pacific’s retail installment share of new Ford and Lincoln brand vehicles sold by dealers and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is Asia Pacific’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended September 30:

Asia Pacific Financing Shares And Contract Placement Volume

	3Q		YTD	
	2017	2018	2017	2018
Financing Shares (incl. Fleet) (%)				
Retail Installment Share of Total Ford Sales				
China	31 %	37 %	28 %	34 %
India	9	7	9	9
Wholesale Share				
China	55 %	64 %	56 %	61 %
India	36	37	36	38
Contract Placement Volume - New and Used Retail (000)				
China	71	45	174	133
India	2	2	6	6
Total Asia Pacific Segment	73	47	180	139

In the third quarter of 2018, Asia Pacific Segment total contract placement volume was down compared with a year ago driven primarily by lower Ford sales volume in China.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

3Q 2018 Net Receivables Mix (Bils)

Net Investment in Operating Leases
Consumer Financing
Non-Consumer Financing
$143.6
$27.6
$76.2
$39.8
$112.7
$27.1
$56.7
$28.9
$25.4
$15.5
$9.4
$5.5
Total
Americas
Europe
Asia Pacific

	3Q 2018 (Pct.)	H/(L) 2017 (Ppts.)
SUV / CUV	55	0
Truck	27	4
Car	18	(4)

- Operating lease portfolio was 19% of total net receivables
- U.S. and Canada represent 98% of operating lease portfolio

Our operating lease portfolio is prudently managed and was 19% of total net receivables in the third quarter. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the U.S. and Canada represent 98% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our reconciliation for our non-GAAP financial measure, managed receivables:

Total Net Receivables Reconciliation To Managed Receivables (Bils)

	2016 Dec 31	2017 Sep 30	2017 Dec 31	2018 Sep 30
Finance receivables, net (GAAP)	$ 103.0	$ 110.6	$ 116.0	$ 116.0
Net investment in operating leases (GAAP)	27.2	26.9	26.7	27.6
Total net receivables*	$ 130.2	$ 137.5	$ 142.7	$ 143.6
Unearned interest supplements and residual support	5.3	5.9	6.1	6.7
Allowance for credit losses	0.5	0.6	0.7	0.7
Other, primarily accumulated supplemental depreciation	0.9	1.1	1.0	1.1
Total managed receivables (Non-GAAP)	$ 136.9	$ 145.1	$ 150.5	$ 152.1

* See Appendix for definitions

At December 31, 2016, September 30, 2017, December 31, 2017, and September 30, 2018, total net receivables includes consumer receivables before allowance for credit losses of $32.5 billion, $35.2 billion, $38.9 billion, and $38.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.0 billion, $23.6 billion, $24.5 billion, and $23.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2016, September 30, 2017, December 31, 2017, and September 30, 2018, total net receivables includes net investment in operating leases before allowance for credit losses of $11.8 billion, $9.9 billion, $11.5 billion, and $12.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2017 Form 10-K Report and Note 7 of our Notes to the Financial Statements for the period ended September 30, 2018.

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
744
748
750
743
745
747
6%
6%
6%
6%
6%
6%
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

Retail Contract Terms
Retail ≥ 84 Months Mix
Average Retail Placement Term
65 mo
66 mo
65 mo
65 mo
65 mo
66 mo
2%
2%
3%
4%
4%
4%
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

- Disciplined and consistent underwriting practices
- Portfolio quality evidenced by FICO scores and steady risk mix
- Extended-term contracts relatively small part of our business

Third quarter average placement FICO score remained consistent.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 68% of our worldwide consumer portfolio at September 30, 2018. Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average managed receivables.

U.S. Retail And Lease Credit Loss Drivers

Over-60-Day Delinquencies (excl. Bankruptcies)
0.13%
0.15%
0.13%
0.12%
0.10%
0.12%
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

Repossessions (000) and Repo. Rate (Pct)
Repo. Rate
Repossessions
1.06%
1.12%
1.16%
1.22%
1.00%
1.07%
8
9
10
10
8
9
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

Severity (000)
$10.5
$9.8
$10.2
$10.3
$10.0
$9.5
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

Charge-Offs (Mils) and LTR Ratio (Pct)
LTR Ratio
Charge-Offs
0.46%
0.53%
0.60%
0.51%
0.36%
0.44%
$82
$95
$109
$93
$66
$83
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

- Delinquencies and repossessions remained low
- Severity trended favorably YoY reflecting higher auction values
- Strong loss metrics reflect healthy consumer credit conditions

Third quarter 2018 charge-offs and LTR ratio improved from third quarter 2017.

Compared with a year ago, delinquencies showed improvement while repossessions were flat. Severity has improved year-over-year reflecting higher auction values.

Credit loss metrics remained strong reflecting a healthy business environment and consumer credit conditions.

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
0.29%
0.33%
0.39%
0.31%
0.25%
0.40%
$101
$118
$143
$118
$97
$152
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

Credit Loss Reserve (Mils) and
Reserve as a Pct of EOP Managed Receivables (Pct)
Reserve as a Pct of EOP Managed Receivables
Credit Loss Reserve
0.41%
0.44%
0.44%
0.43%
0.44%
0.44%
$588
$644
$668
$671
$659
$663
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

- YoY increase in charge-offs reflects a non-consumer loss recognized in 3Q 2018
- Credit loss reserve based on historical losses, portfolio quality, and receivables level
- YoY increase in reserve reflects historical losses and growth in receivables

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio in the third quarter of 2018 is higher than a year ago, reflecting a non-consumer loss recognized in the third quarter of 2018.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivables level. The credit loss reserve was higher as of September 30, 2018, compared with September 30, 2017, reflecting historical losses and growth in receivables.

The reserve as a percent of managed receivables was equal to a year ago.

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

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford and Lincoln brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for 86% of our total net investment in operating leases at September 30, 2018.

U.S. Lease Origination Metrics

Lease Placement Volume (000)

24-Month
39-Month / Other
36-Month
97
10
76
11
91
10
72
9
82
8
65
9
93
12
58
23
104
12
75
17
95
10
80
5
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

Lease Share of Retail Sales (Pct)

Ford Credit
Industry*
30%
28%
28%
31%
30%
29%
22%
19%
17%
23%
23%
21%
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

* **Source: J.D. Power PIN**

- 3Q lease share lower sequentially and below industry reflecting Ford sales mix

Third quarter 2018 lease placement volume was up compared with a year ago, reflecting Ford’s marketing programs. Industry lease share in the third quarter of 2018 was up from the same period last year. Ford Credit’s lease share was up compared with a year ago and remains below the industry, reflecting the Ford sales mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes, return rates, and off-lease auction values at constant third quarter 2018 vehicle mix in the respective periods:

U.S. Lease Residual Performance

Lease Return Volume (000) and Return Rates (Pct)
Return Rates
Return Volume
81%
79%
78%
79%
78%
77%
80
70
61
68
71
71
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

Off-Lease Auction Values (at 3Q18 Mix)
24-Month
36-Month
$21,670
$21,895
$21,715
$21,480
$22,125
$22,785
$17,545
$17,795
$17,460
$17,425
$18,290
$18,760
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18

- Healthy used car market supporting lease residual and credit loss performance
- Auction values stronger than expected and higher YoY
- Now expect 2018 FY average auction values to be about 3% higher YoY at constant mix

Lease return volume was up slightly and the return rate was down in the third quarter of 2018 compared with a year ago. Our 24-month and 36-month third quarter off-lease auction values were higher compared with a year ago.

We now expect full-year 2018 auction values to be about three percent higher compared with 2017 at constant mix.

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

The following rating actions were taken by NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

•	On July 27, 2018, S&P revised the outlook to negative from stable for Ford Credit and affirmed its ratings.

•	On August 29, 2018, Moody’s downgraded the credit rating for Ford Credit to Baa3 with a negative outlook from Baa2 with a negative outlook.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	R-2M	Stable	BBB (low)
Fitch	BBB	F2	Stable	BBB-
Moody’s	Baa3	P-3	Negative	Baa3
S&P	BBB	A-2	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity

Our primary funding and liquidity objective is to be well capitalized with a strong balance sheet and ample liquidity to support our financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions.

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

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

Funding Structure – Managed Receivables*
(Bils)

	2016 Dec 31	2017 Dec 31	2018 Sep 30
Term Debt (incl. Bank Borrowings)	$ 66	$ 75	$ 73
Term Asset-Backed Securities	50	53	55
Commercial Paper	4	5	4
Ford Interest Advantage / Deposits	6	5	6
Other	9	9	11
Equity	13	16	15
Adjustments For Cash	(11)	(12)	(12)
Total Managed Receivables	$ 137	$ 151	$ 152
Securitized Funding as Pct of Managed Receivables	37%	35%	36%

- Funding is diversified across platforms and markets
- Well capitalized with a strong balance sheet and ample liquidity

* Reconciliation to GAAP provided in the Financial Condition Section

Managed receivables of $152 billion as of September 30, 2018, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36%.

We expect the mix of securitized funding to remain at about 35%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full year 2016 and 2017, planned issuances for full year 2018, and our global public term funding issuances through October 23, 2018, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2016 Actual	2017 Actual	2018 Forecast	2018 Through Oct 23
Unsecured -- Currency of issuance				
(USD Equivalent)				
USD	$ 9	$ 10	$ 6 - 8	$ 6
CAD	1	2	1 - 2	1
EUR / GBP	3	3	4 - 5	4
Other	1	1	1	1
Total unsecured	$ 14	$ 16	$ 14 - 16	$ 13
Securitizations	$ 13	$ 15	$ 13 - 14	$ 13
Total public	$ 28	$ 32	$ 28 - 30	$ 25

* Numbers may not sum due to rounding

Our total unsecured public term funding plan is categorized by currency of issuance. We plan to continue issuing our European debt from Ford Credit U.S. For 2018, we now project full-year public term funding in the range of $28 billion to $30 billion. Within the unsecured term funding plan, we forecast higher full-year issuance in euros and pounds sterling, and lower full-year issuance in U.S. dollars compared with 2017. This reflects opportunistic issuances in euros completed in the first half of 2018, much of which supported our funding requirements in the United States. Through October 23, 2018, we have completed $25 billion of public term issuances.

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

The following chart shows our liquidity sources and utilization:

Liquidity Sources (Bils)

	2017 Sep 30	2017 Dec 31	2018 Jun 30	2018 Sep 30
Liquidity Sources				
Cash	$ 11.3	$ 11.8	$ 10.7	$ 12.1
Committed ABS facilities	33.4	33.4	32.0	32.0
Other unsecured credit facilities	2.8	3.3	2.8	3.0
Ford corporate credit facility allocation	3.0	3.0	3.0	3.0
Total liquidity sources	$ 50.5	$ 51.5	$ 48.5	$ 50.1
Utilization of Liquidity				
Securitization cash	$ (2.8)	$ (3.8)	$ (3.3)	$ (3.0)
Committed ABS facilities	(17.0)	(17.2)	(17.7)	(17.7)
Other unsecured credit facilities	(1.0)	(1.1)	(0.3)	(0.7)
Ford corporate credit facility allocation	-	-	-	-
Total utilization of liquidity	$ (20.8)	$ (22.1)	$ (21.3)	$ (21.4)
Gross liquidity	$ 29.7	$ 29.4	$ 27.2	$ 28.7
Adjustments	0.2	0.1	0.2	0.3
Net liquidity available for use	$ 29.9	$ 29.5	$ 27.4	$ 29.0

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of about $25 billion.

At September 30, 2018, our liquidity available for use was $29.0 billion, $0.5 billion lower than year-end 2017 and $1.6 billion higher than at June 30, 2018. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. At September 30, 2018, our liquidity sources including cash totaled $50.1 billion, down $1.4 billion from year-end 2017.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2018, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $12.1 billion, compared with $11.8 billion at year-end 2017.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.8 billion and $3.0 billion at December 31, 2017 and September 30, 2018, respectively.

Committed Capacity. At September 30, 2018, our committed capacity totaled $38.0 billion, compared with $39.7 billion at December 31, 2017. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $32.0 billion ($16.7 billion of retail financing, $5.8 billion of wholesale financing, and $9.5 billion of operating leases) at September 30, 2018. These committed facilities have varying maturity dates, with $19.0 billion having maturities within the next twelve months and the remaining balance having maturities through 2020. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2018, $17.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At September 30, 2018, we and our majority-owned subsidiaries had $6.0 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement (as defined below) and the allocation under Ford’s corporate credit facility. At September 30, 2018, $5.3 billion was available for use.

FCE’s £745 million (equivalent to $972 million at September 30, 2018) syndicated credit facility (the “FCE Credit Agreement”) matures in 2021.  At September 30, 2018, £545 million (equivalent to $711 million) was available for use.  Ford Bank GmbH’s €240 million (equivalent to $278 million at September 30, 2018) syndicated credit facility (the “Ford Bank Credit Agreement”) matures in 2021.  At September 30, 2018, €190 million (equivalent to $220 million) was available for use.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires our guarantee of Ford Bank’s obligations under the agreement to remain in full force and effect.

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 25% of the commitments maturing on April 30, 2021 and 75% of the commitments maturing on April 30, 2023. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At September 30, 2018, all $3.0 billion was available for use.

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

The following chart shows the calculation of our financial statement leverage and managed leverage:

Leverage (Bils)

	2017 Sep 30	2017 Dec 31	2018 Jun 30	2018 Sep 30
Leverage Calculation				
Total debt	$ 132.4	$ 137.8	$ 136.7	$ 138.2
Adjustments for cash	(11.3)	(11.8)	(10.7)	(12.1)
Adjustments for derivative accounting	(0.2)	-	0.5	0.6
Total adjusted debt	$ 120.9	$ 126.0	$ 126.5	$ 126.7
Equity	$ 14.1	$ 15.9	$ 15.3	$ 15.2
Adjustments for derivative accounting	(0.3)	(0.1)	(0.2)	(0.1)
Total adjusted equity	$ 13.8	$ 15.8	$ 15.1	$ 15.1
Financial statement leverage (to 1) (GAAP)	9.4	8.7	8.9	9.1
Managed leverage (to 1) (Non-GAAP)	8.7	8.0	8.3	8.4

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2018, our financial statement leverage was 9.1:1, and managed leverage was 8.4:1. We target managed leverage in the range of 8:1 to 9:1. For information on our planned distributions, refer to the “Outlook” section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

2018 Guidance (Mils)

Key Metric	2017 FY Results	2018 FY Plan	2018 FY Outlook	2018 YTD Results
EBT	$2,310	< 2017	> 2017	$1,964
Distributions	$406	~ $2,000	~ $2,500	$2,063

- Expect 2018 EBT to be improved from 2017
- Distributions are planned to maintain leverage within target range of 8:1 to 9:1
- Project distributions to be about $2.5 billion in 2018

We expect full-year 2018 EBT to be improved from 2017 as auction values and credit losses continue to trend better than originally expected, and for distributions to our parent to be about $2.5 billion in 2018.

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

ASU		Effective Date (a)
2018-08	Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made	January 1, 2019
2018-02	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
2016-02	Leases	January 1, 2019 (b)
2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract	January 1, 2020
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020
__________

(a)	Early adoption for each of the standards is permitted.

(b)
The FASB has issued the following updates to the Leases standard: ASU 2018-01 (Land Easement Practical Expedient for Transition to Topic 842) and ASU 2018-11 (Leases Topic 842 - Targeted Improvements), which we will adopt with the new Leases standard effective January 1, 2019.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2017 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2018, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $15 million over the next 12 months, compared with an increase of $14 million at December 31, 2017. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. David W. McClelland, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2018, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.
European Competition Law Matter. On October 5, 2018, FCE Bank plc received a notice from the Italian Competition Authority (the “ICA”) concerning an alleged violation of Article 101 of the Treaty on the Functioning of the European Union. The ICA alleges that FCE Bank plc and other parties engaged in anti-competitive practices in relation to the automotive finance market in Italy.  If a violation is found, a broad range of remedies is available to the ICA, including imposing a fine against FCE Bank plc that could be material.  To avoid penalties, FCE Bank plc could be required to pay a fine and then seek reimbursement of the payment through the appellate process.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	October 24, 2018