Form 10-K
period 2018-12-31
FORD MOTOR CREDIT CO LLC
filed 2019-02-21
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware	38-1612444
(State of organization)	(I.R.S. employer identification no.)
One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
3.700% Notes due March 11, 2019	New York Stock Exchange
3.588% Notes due June 2, 2020	New York Stock Exchange
0.623% Notes due June 28, 2023*	New York Stock Exchange
1.355% Notes due February 7, 2025*	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	New York Stock Exchange
Floating Rate Notes due June 14, 2019*	New York Stock Exchange
Floating Rate Notes due December 12, 2019*	New York Stock Exchange
Floating Rate Notes due December 16, 2019*	New York Stock Exchange
Floating Rate Notes due May 14, 2021*	New York Stock Exchange
Floating Rate Notes due December 1, 2021*	New York Stock Exchange
Floating Rate Notes due December 7, 2022*	New York Stock Exchange
Floating Rate Notes due November 15, 2023*	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	New York Stock Exchange
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

Exhibit Index begins on page 63

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2018

i

ii

PART I

ITEM 1. Business.

Overview

Ford Motor Credit Company LLC was incorporated in Delaware in 1959 and converted to a limited liability company in 2007. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website located at www.fordcredit.com/investor-center. These reports can also be found on the SEC’s website located at www.sec.gov.

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K Report” or “Report”) nor filed with the SEC.

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

Item 1. Business (Continued)

Americas Segment

Our Americas segment includes operations in the United States, Canada, Mexico, Brazil, and Argentina. This segment represented 78% and 80% of total managed receivables at year-end 2017 and 2018, respectively. Our United States operations accounted for 85% and 87% of Americas segment total managed receivables at year-end 2017 and 2018, respectively, and our Canadian operations accounted for 13% and 12% of Americas segment total managed receivables at year-end 2017 and 2018, respectively. Managed receivables equal net finance receivables and net investment in operating leases, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). For additional information on how we review our business performance, including on a managed basis, refer to the “Overview” section of Item 7. Managed receivables are discussed further in the “Financial Condition” section of Item 7.

Under the Ford Credit and Lincoln Automotive Financial Services brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles. Operations in some markets may also include joint ventures with local financial institutions and other third parties. In addition, other private label operations and alternative business arrangements exist in some markets.

Europe Segment

Our Europe segment includes operations in the European region and a joint venture in South Africa. This segment represented 17% of total managed receivables at both year-end 2017 and 2018. Our operations in the European region are managed primarily through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and has branches in 11 other European countries. On July 1, 2018, FCE established an operating subsidiary in Germany, Ford Bank GmbH (“Ford Bank”). FCE also has operating subsidiaries in Switzerland, the Czech Republic, and Hungary that provide a variety of retail and dealer financing. The United Kingdom and Germany are our largest markets in Europe, representing 59% and 58% of Europe segment managed receivables at year-end 2017 and 2018, respectively. Customers and dealers in Italy, France, and Spain were 23% and 24% of Europe segment managed receivables at year-end 2017 and 2018, respectively. FCE, through its Worldwide Trade Financing (“WWTF”) division, provides financing to distributors and importers in about 70 countries where Ford has no national sales company presence. Our operations include joint ventures with local financial institutions and other third parties in various locations. In addition, other private label operations and alternative business arrangements exist in some markets.

Asia Pacific Segment

Our Asia Pacific segment includes operations in China and India. This segment represented 5% and 3% of total managed receivables at year-end 2017 and 2018, respectively. China operations accounted for 97% and 96% of Asia Pacific segment total managed receivables at year-end 2017 and 2018, respectively. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Ford’s 2018 Form 10-K Report”), filed separately with the SEC.

Ford has sponsored special financing programs available only through us. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales and operating leases of Ford and Lincoln vehicles. Similar programs may be offered in the future. For additional information regarding interest supplements and other support costs received from affiliated companies, see Notes 4 and 5 of our Notes to the Financial Statements.

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

Item 1. Business (Continued)

We offer a variety of retail installment sale financing products. The average original term of our retail installment sale contracts in the United States was 65 months for contracts purchased in both 2017 and 2018. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product in Europe under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying any contractually agreed additional charges for excess mileage or excess wear and use. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions.

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

We offer vehicle-financing programs to retail and commercial customers including leasing companies, government entities, daily rental companies, and fleet customers. These financings include primarily lease plans for terms of 24 to 60 months. We hold a security interest in financed vehicles in almost all instances.  At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in our consumer segment and reported as retail financing.

Net Investment in Operating Leases

We offer leasing plans to retail customers through our dealers. Our highest volume retail-leasing plan is called Red Carpet Lease, which is offered in the United States and Canada through dealers of Ford and Lincoln brands. Under these plans, dealers originate the leases and offer them to us for purchase. Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer. After we purchase a lease from a dealer, the dealer generally has no further obligation to us in connection with the lease. The customer is responsible for properly maintaining the vehicle and is obligated to pay for excess wear and use as well as excess mileage, if any. At the end of the lease, the customer has the option to purchase the vehicle for the price specified in the lease contract, or return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. We generally sell vehicles returned to us to Ford and non-Ford dealers through auctions.

The amount we pay to a dealer for a retail lease, also called the acquisition cost, is based on the negotiated vehicle price agreed to between the dealer and the retail customer, less any vehicle trade-in allowance or down payment from the customer and special marketing cash payments offered by Ford Credit and Ford, plus any additional products, such as insurance and extended service plans, that are included in the contract. The customer makes monthly lease payments based on the purchase price less the contractual residual value of the vehicle, plus lease charges. Some of our lease programs, such as our Red Carpet Lease Advance Payment Plan, provide certain pricing advantages to customers who make all or some monthly payments at lease inception or purchase refundable higher mileage allowances. We require lease customers to carry fire, theft, liability, and collision insurance on leased vehicles. In the case of a contract default and repossession, the customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses.

In the United States, operating lease terms for new vehicles range primarily from 24 to 39 months. In both 2017 and 2018, the average original lease term for contracts purchased was 35 months.

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

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 71 days in 2017 compared with 68 days in 2018. Our wholesale financing program includes financing of large multi-brand dealer groups.

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

We manage the sale of returned leased vehicles and repossessed vehicles. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Returned leased vehicles are predominantly sold through an on-line auction, closed auctions in which only Ford and Lincoln dealers may participate, or at open auctions in which any licensed dealer can participate. Typically, repossessed vehicles are sold at open auctions.

Non-Consumer Financing

In the United States and Canada, we require dealers to submit monthly financial statements that we monitor for potential credit deterioration. We assign an evaluation rating to each dealer, which, among other things, determines the frequency of physical audits of vehicle inventory.  We electronically audit vehicle inventory utilizing integrated systems allowing us to access information from Ford reported sales. We monitor dealer inventory financing payoffs daily to detect deviations from typical repayment patterns and take appropriate actions. If a dealer fails to make principal or interest payments when due, we will classify the dealer as “status” and may take one or more of the following actions: demand payment of all or a portion of the related receivables; suspend the dealer’s credit lines; place Ford Credit employees or security personnel at the dealership; secure the dealer’s inventory; require certified funds for all vehicles sold by the dealer; initiate legal actions to exercise rights under the floorplan financing agreement; or increase the dealer’s floorplan interest rate. If a loss appears imminent, we will attempt to redistribute new vehicle inventory, liquidate all remaining collateral, enforce any third-party guarantees, and charge off any remaining amounts as uncollectible.

We also provide financing to fleet purchasers, leasing companies, daily rental companies, and other commercial customers. We generally review our exposure under these credit arrangements at least annually.

Outside of the United States and Canada, non-consumer financing is managed by the respective regional offices, executed within the local markets, and similar risk management principles are applied.

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

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenues in both 2017 and 2018.

Item 1. Business (Continued)

Employee Relations

We employed approximately 7,600 full-time employees worldwide at both year-end 2017 and 2018. Most employees are salaried and are not represented by a union. We consider employee relations to be satisfactory.

Governmental Regulations

As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

United States

Within the United States, our operations are subject to regulation and supervision under various federal, state, and local laws.

Federal Regulation. We are subject to federal regulation, including the Truth-in-Lending Act, the Consumer Leasing Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail financing transactions include the terms of repayment, the amount financed, the total finance charge, and the annual percentage rate. For retail lease transactions, under the Consumer Leasing Act, we are required to disclose the amount due at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage, wear and use charges, and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy, and accuracy in credit reporting. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), it is unlawful for us to engage in any unfair, deceptive, or abusive act or practice. We are also subject to the Servicemembers Civil Relief Act that provides additional protections for certain customers in the military such as prohibiting us from charging interest in excess of 6% on transactions with those customers, limiting our ability to collect future payments from those lease customers who terminate their lease early, and limiting our use of self-help repossession of the vehicle for those customers. We are subject to other federal regulation, including the Gramm-Leach-Bliley Act, that requires us to maintain confidentiality and safeguard certain consumer data in our possession and to communicate periodically with consumers on privacy matters. In addition, the Consumer Financial Protection Bureau (“CFPB”) has broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s financing business. For additional discussion of the CFPB, see “Item 1A. Risk Factors”

We are also subject to regulation in our funding and securitization activities, including requirements under federal securities laws and specific rules and requirements for asset-backed securities. Derivative activities are regulated under the Commodities Exchange Act and Dodd-Frank Act. These regulations also impose operational and reporting requirements for these funding transactions.

State Regulation - Licensing. In most states, a consumer credit regulatory agency regulates and enforces laws relating to finance companies. Rules and regulations generally provide for licensing of finance companies, limitations on the amount, duration, and charges, including interest rates, that can be included in finance contracts, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. We must renew these licenses periodically. In periods of high interest rates, rate limitations could have an adverse effect on our operations if we were unable to purchase retail installment sale contracts with finance charges that reflect our increased costs. In certain states, we are subject to periodic examination by state regulatory authorities.

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

International

In some countries outside the United States, some of our subsidiaries, including FCE and Ford Bank, are regulated and/or licensed banking institutions and are required, among other things, to maintain minimum capital and liquidity. FCE is authorized by the U.K. Prudential Regulation Authority (“PRA”) and regulated by the U.K. Financial Conduct Authority (“FCA”) and the PRA to carry on a range of regulated activities within the United Kingdom. Pursuant to the Capital Requirements Regulation and Directive, CRD IV, FCE operates through a branch and subsidiary network in 14 other European countries. Under FCE’s banking license, consumer credit and leasing activities are also passported to the European branches. In many other locations where we operate, governmental authorities require us to obtain equivalent banking licenses to conduct our business.

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

Item 1. Business (Continued)

Certain Agreements with Ford and Affiliates

We and Ford are parties to an Amended and Restated Relationship Agreement (the “Relationship Agreement”) relating to our long-standing business practices with Ford. A copy of the Relationship Agreement was filed as an exhibit to our Current Report on Form 8-K dated April 30, 2015, and is incorporated by reference herein as an exhibit. Pursuant to the Relationship Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1. No capital contributions have been made to us pursuant to the Relationship Agreement.

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

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2018 periods.

More information about agreements between us and Ford and other affiliates is contained in our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Ford’s 2018 Form 10-K Report.

ITEM 1A. Risk Factors.

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to Ford or Ford Credit:

Ford’s long-term competitiveness depends on the successful execution of fitness actions. Ford has announced fitness redesign plans to transform the operational fitness of its business by becoming more customer centric and adopting processes that emphasize simplicity, speed and agility, efficiency, and accountability. Ford is working on 18 major initiatives as part of its fitness redesign efforts. In addition, to further improve its fitness and overall competitiveness, Ford is leveraging relationships with third parties, including the recently announced alliance with Volkswagen AG to develop commercial vans and medium-sized pickups for global markets beginning as early as 2022. The goal of the alliance is to drive scale and efficiencies and enable both companies to share investments in vehicle architectures. If Ford’s fitness actions are not successful or are delayed, Ford may not be able to materially lower costs in the near term or improve its competitiveness in the long term, which could have an adverse effect on its profitability.

Industry sales volume, particularly in the United States, Europe, or China, can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event. Because Ford, like other manufacturers, has a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and profitability. Industry vehicle sales are affected by overall economic and market conditions. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption, particularly in the United States, Europe, or China, the decline could have a substantial adverse effect on Ford’s financial condition, results of operations, and cash flow.

Ford’s new and existing products and mobility services are subject to market acceptance. Although Ford conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace. It takes years to design and develop a new vehicle or change an existing vehicle. Because customers’ preferences may change quickly, Ford’s new and existing products may not generate sales in sufficient quantities and at high enough prices to be profitable. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Further, Ford’s ability to successfully grow through investments in the area of mobility and electrification depends on many factors, including advancements in technology, regulatory changes, and other factors that are difficult to predict that may significantly affect the future of autonomous vehicles and mobility services. Rapid changes to Ford’s industry, including the introduction of new types of competitors who may possess technological innovations, increase the significance that Ford is able to anticipate, develop, and deliver products and services that customers desire.

Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles (including trucks and utilities) at levels beyond Ford’s current planning assumption—whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons—could result in an immediate and substantial adverse effect on Ford’s results and financial condition.

Ford may face increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the December 2018 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of about 42 million units in 2018, an increase of about 7 million units from the prior year. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity, particularly for trucks and utilities, could have a substantial adverse effect on Ford’s financial condition and results of operations.

Item 1A. Risk Factors (Continued)

Fluctuations in commodity prices, foreign currency exchange rates, and interest rates can have a significant effect on results. As a resource-intensive manufacturing operation, Ford and Ford Credit are exposed to a variety of market risks, including the effects of changes in commodity prices, foreign currency exchange rates, and interest rates. Ford and Ford Credit monitor and manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Changes in commodity prices (from tariffs or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity prices, foreign currency exchange rates, or interest rates could have a substantial adverse effect on Ford’s and/or Ford Credit’s financial condition and results of operations.

With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including Brexit. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world.  Recent steps taken by the U.S. government to apply and consider applying tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains and impose additional costs on Ford’s business. Further, other countries could attempt to retaliate by imposing tariffs that would increase the cost for Ford to import its vehicles into such countries.

Concerns persist regarding the overall stability of the European Union, given the diverse economic and political circumstances of individual European countries.  These concerns have been exacerbated by Brexit. A hard Brexit, which would result in the United Kingdom losing access to free trade agreements for goods and services with the European Union and other countries, would likely result in a significant reduction in industry volumes in the United Kingdom, increased tariffs on U.K. imports and exports, and delays at the U.K. border. The total costs to Ford of a hard Brexit, not including currency exchange related effects, could be $500 million to $1 billion in 2019.

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

Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor disputes, natural or man-made disasters, financial distress, production difficulties, or other factors. A work stoppage or other limitation on production could occur at Ford or its suppliers’ facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, as a result of labor disputes in response to potential restructuring actions (e.g., plant closures), as a result of supplier financial distress or other production constraints or difficulties, or for other reasons. Many components used in Ford’s vehicles are available only from a single supplier and therefore cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). Such single-source suppliers also could threaten to disrupt Ford’s production as leverage in negotiations. A significant disruption to Ford’s production schedule could have a substantial adverse effect on its financial condition and results of operations.

Item 1A. Risk Factors (Continued)

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

Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. The National Highway Traffic Safety Administration’s (“NHTSA”) enforcement strategy has shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production (e.g., Takata airbag inflators). Such recall and customer satisfaction actions may relate to defective components Ford receives from suppliers, and Ford’s ability to recover from the suppliers may be limited by the suppliers’ financial condition. Furthermore, launch delays, recall actions, and increased warranty costs could adversely affect Ford’s reputation or market acceptance of its products as discussed above under “Ford’s new and existing products and mobility services are subject to market acceptance.”

Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, and other regulations that may change in the future. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country. Government regulation has increased, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about global climate change and its impact), vehicle safety, and energy independence. For example, as discussed under “Item 1. Business - Governmental Standards” in Ford’s 2018 Form 10-K Report, in the United States the CAFE standards for light duty vehicles increase sharply to approximately 50 mpg by the 2025 model year; EPA’s parallel CO2 emission regulations impose similar standards. California’s zero-emission vehicles (“ZEV”) rules also mandate steep increases in the sale of electric vehicles and other advanced technology vehicles through the 2025 model year; the ZEV mandate is now being expanded to include medium- and heavy-duty vehicles, and even more burdensome regulations are likely to follow. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments.

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

Increased scrutiny of automaker emission testing by regulators around the world has led to new regulations, more stringent enforcement programs, requests for field actions, and/or delays in regulatory approvals. The cost to comply with existing government regulations is substantial and additional regulations or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on Ford’s financial condition and results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change aggressively, and any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales. Court decisions arising out of consumer and investor litigation could give rise to de facto changes in the interpretation of existing emission laws and regulations, thereby imposing new burdens on manufacturers.

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

Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of Ford’s manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations has been impacted favorably by government incentives to a substantial extent. In Brazil, however, the federal government has levied assessments against Ford concerning Ford’s calculation of federal incentives it received, and certain states have challenged the grant to Ford of tax incentives by the State of Bahia. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition and results of operations. See “Item 3. Legal Proceedings” in Ford’s 2018 Form 10-K Report for a discussion of tax proceedings in Brazil and the potential requirement for Ford to post collateral.

Item 1A. Risk Factors (Continued)

Operational systems, security systems, and vehicles could be affected by cyber incidents. Ford and Ford Credit rely on information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of their businesses and Ford’s vehicles. Despite security measures, Ford and Ford Credit are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of customers, employees, or others; jeopardize the security of their facilities; affect the performance of in-vehicle systems; and/or impact the safety of Ford’s vehicles. A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. Ford, Ford Credit, their suppliers, and dealers have been the target of these types of attacks in the past and such attacks are likely to occur in the future. The techniques used for attacks by third parties change frequently and may become more sophisticated, which may cause cyber incidents to be difficult to detect for long periods of time. Ford’s and Ford Credit’s networks and Ford’s in-vehicle systems may also be affected by computer viruses or breaches due to the negligence or misconduct of employees, contractors, and/or others who have access to Ford’s and Ford Credit’s networks and systems. A significant cyber incident could harm Ford’s or Ford Credit’s reputation and/or subject Ford or Ford Credit to regulatory actions or litigation, and a significant cyber incident involving Ford or one of its suppliers could impact Ford’s production capability.
Ford and Ford Credit are subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information of customers, employees, or others, including laws that may require Ford and Ford Credit to notify regulators and affected individuals of a data security breach. Regulatory actions seeking to impose significant penalties and/or legal actions could be brought against Ford and Ford Credit in the event of a data breach or perceived or actual non-compliance with data protection or privacy requirements. Among these requirements is the European Union’s General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018.
Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on its credit ratings or its perceived creditworthiness. Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. The potential phase out of LIBOR is one such risk that could cause market volatility or disruption. In July 2017 the chief executive of the FCA, which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR after 2021 or whether LIBOR will continue to be published by its administrator based on these submissions or on any other basis. It is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates, but the potential phase out of LIBOR could adversely affect Ford Credit’s access to the capital markets and cost of funding. In addition, Ford Credit may be limited in the amount of receivables it purchases or originates in certain countries or regions if the local capital markets, particularly in developing countries, do not exist or are not adequately developed. Similarly, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

Item 1A. Risk Factors (Continued)

Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition and results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, marketing programs, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles. Actual return volumes may be influenced by these factors as well as by contractual lease-end values relative to auction values. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s profitability if actual results were to differ significantly from Ford Credit’s projections.

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

Ford Credit could be subject to new or increased credit regulations, consumer or data protection regulations, or other regulations. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations in which it operates, which can impose significant additional costs and/or restrictions on its business. In the United States, for example, Ford Credit’s operations are subject to regulation and supervision under various federal, state, and local laws, including the federal Truth-in-Lending Act, Consumer Leasing Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.

The Dodd-Frank Act directs federal agencies to adopt rules to regulate the finance industry and the capital markets and gives the CFPB broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s automotive financing business. Exercise of these powers by the CFPB may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies in the automotive finance business. The CFPB has authority to supervise and examine the largest nonbank automotive finance companies, such as Ford Credit, for compliance with consumer financial protection laws.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our world headquarters in Dearborn, Michigan. Most of our automotive finance operations are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2018, our total future rental commitment under leases of real property was $95 million.

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

In Europe, we have a service center in Manchester, England that services our U.K. dealers and customers and dealers from multiple European countries. We also have a service center in Cologne, Germany to service our German dealers and customers. We have other service centers around the world and provide servicing through our local branches and subsidiaries.

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

European Competition Law Matter. On October 5, 2018, FCE Bank plc received a notice from the Italian Competition Authority (the “ICA”) concerning an alleged violation of Article 101 of the Treaty on the Functioning of the European Union. The ICA alleges that FCE Bank plc and other parties engaged in anti-competitive practices in relation to the automotive finance market in Italy.  On January 9, 2019, FCE Bank plc received a decision from the ICA, which included an assessment of a fine against FCE Bank plc in the amount of about $50 million.  FCE Bank plc plans to appeal the decision and the fine, with the ultimate resolution of the matter potentially taking several years.

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2018, with respect to litigation matters cannot be ascertained, we believe that any resulting liability would not materially affect our operations, financial condition, or liquidity.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2018 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2018, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2018, and there is no market for our Shares. We paid cash distributions to our parent of $406 million and $2.7 billion in 2017 and 2018, respectively.

ITEM 6. Selected Financial Data.

Not required.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our primary focus is to profitably support the sale of Ford and Lincoln vehicles. We work with Ford to maximize customer and dealer satisfaction and loyalty, offering a wide variety of financing products and outstanding service. We strive to continually improve processes focusing on the customer and the dealer to manage costs and ensure the efficient use of capital. As a result, Ford Credit is uniquely positioned to drive incremental sales, improve customer satisfaction and owner loyalty to Ford, and direct profits and distributions back to Ford to support its overall business, including vehicle development.

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

For finance receivables, financing margin equals the difference between revenue earned on finance receivables and the cost of borrowed funds. For operating leases, financing margin equals revenue earned on operating leases, less depreciation expense and the cost of borrowed funds. Interest rates earned on most receivables and rental charges on operating leases generally are fixed at the time the contracts are originated. On some receivables, primarily dealer wholesale financing, we charge interest at a floating rate that varies with changes in short-term interest rates.

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

We measure the performance of our segments primarily on an Income before income taxes, after excluding market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, which are reflected in Unallocated Other. These adjustments are excluded when assessing our segment performance because they are carried out at the corporate level. We also adjust segment performance to reallocate interest expense among the segments reflecting debt and equity levels proportionate to their product risk. For additional information regarding our segments, see Note 17 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Overview

In general, we measure period-to-period changes in earnings before taxes using the causal factors listed below:

•	Volume and Mix – Volume and Mix are primarily reflected within Net financing margin on the income statement.

◦
Volume primarily measures changes in net financing margin driven by changes in average managed receivables at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which we purchase retail installment sale and lease contracts, the extent to which we provide wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through us, and the availability of cost-effective funding.

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

•	Exchange – Reflects changes in EBT results driven by the effects of converting functional currency income to U.S. dollars.

•	Other – Primarily includes Operating expenses, Other revenue, Insurance expenses, and Other income on the income statement at prior period exchange rates.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

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

Results of Operations - 2018

The following chart shows our full year 2018 key metrics compared with full year 2017:

FY 2018 Key Metrics

	FULL YEAR		
	2017	2018	H / (L)
Net Receivables (Bils)	$ 143	$ 146	3 %
Managed Receivables* (Bils)	$ 151	$ 155	3 %
Loss-to-Receivables** (LTR)	53 bps	46 bps	(7) bps
Auction Values***	$ 17,430	$ 18,055	4 %
Earnings Before Taxes (EBT) (Mils)	$ 2,310	$ 2,627	$ 317
ROE (Pct)	22 %	14 %	(8) ppt

Other Balance Sheet Metrics

	2017	2018	H / (L)
Debt (Bils)	$ 138	$ 140	2 %
Liquidity (Bils)	$ 30	$ 27	(7) %
Financial Statement Leverage (to 1)	8.7	9.4	0.7
Managed Leverage* (to 1)	8.0	8.8	0.8

- Best FY EBT in 8 years
- U.S. consumer credit metrics healthy with improved LTR
- Balance sheet and liquidity remain strong; managed leverage within target range of 8:1 to 9:1

* Reconciliation to GAAP provided in the Financial Condition section
** U.S. retail and lease
*** U.S. 36-month off-lease full year auction values at FY 2018 mix

In 2018, EBT was $2,627 million, $317 million higher compared with the prior year.

Net receivables and managed receivables were 3% higher compared with a year ago, led by growth in the United States. Consumer credit metrics were healthy in the United States, with the loss-to-receivables ratio at 0.46%, which improved seven basis points from a year ago. U.S. auction values were up 4% compared with 2017.

ROE was 14%, eight percentage points lower compared with a year ago, primarily reflecting the non-recurrence of the impact of the Tax Cuts and Jobs Act of 2017 on our provision for income taxes.

Our balance sheet remains strong with managed leverage within our target range of 8:1 to 9:1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the factors that contributed to the strong full year 2018 EBT:

FY 2018 EBT YoY Bridge (Mils)

$2,310
$262
$(69)
$57
$320
$(9)
$(244)
$2,627
Supplemental Depreciation $193
Residual Losses 127
DMV $(175)
Operating Costs & Other (69)
2017
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
2018

- FY EBT at $2.6B, up $317M YoY; reflects favorable lease residual performance, driven by higher auction values, and volume and mix
- Other primarily reflects unfavorable derivatives market valuation

Our 2018 EBT was $317 million higher than a year ago, led by favorable lease residual performance and favorable volume and mix. This was offset in part by unfavorable derivatives market valuation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We have three reportable segments in our consolidated financial statements that align with our management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: the Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance, because they are managed at the corporate level, are reflected in Unallocated Other. Results of operations by segment and Unallocated Other for full year 2018 are shown below (in millions). For additional information, see Note 17 of our Notes to the Financial Statements.

2018 EBT By Segment

	FY			
	2018		H / (L) 2017	
Results (Mils)				
Americas segment	$	2,208	$	413
Europe segment		391		62
Asia Pacific segment		102		17
Total segments	$	2,701	$	492
Unallocated other		(74)		(175)
Earnings before taxes	$	2,627	$	317
(Provision for) / Benefit from income taxes		(403)		(1,100)
Net income	$	2,224	$	(783)
Contract placement volumes (000)		2,071		(78)

Our 2018 net income was $2.2 billion, a decrease of $0.8 billion compared with the prior year, primarily reflecting the non-recurrence of the impact of the Tax Cuts and Jobs Act of 2017.

Americas Segment

The Americas Segment EBT of $2.2 billion for full year 2018 was $413 million higher compared with 2017, more than explained by favorable lease residual performance, favorable volume and mix, and lower insurance losses. This was partially offset by increased operating costs.

Europe Segment

The Europe Segment EBT of $391 million for full year 2018 was $62 million higher compared with 2017, explained primarily by favorable volume and mix. Higher operating costs due to Brexit were a partial offset.

Asia Pacific Segment

The Asia Pacific Segment EBT of $102 million for full year 2018 was $17 million higher compared with 2017, explained primarily by favorable volume and mix and tax incentives. Lower financing margin was a partial offset.

Unallocated Other

Unallocated Other was a $74 million loss for full year 2018, a $175 million deterioration compared with 2017, reflecting unfavorable performance in market valuation adjustments to derivatives.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations - 2017

The following chart shows our full year 2017 key metrics compared with full year 2016:

FY 2017 Key Metrics

	FULL YEAR 2016	FULL YEAR 2017	H / (L)
Net Receivables (Bils)	$ 130	$ 143	10 %
Managed Receivables* (Bils)	$ 137	$ 151	10 %
Loss-to-Receivables** (LTR)	47 bps	53 bps	6 bps
Auction Values***	$17,910	$17,430	(3) %
EBT (Mils)	$ 1,879	$ 2,310	$ 431
ROE (Pct)	11 %	22 %	11 ppts
Other Balance Sheet Metrics			
Debt (Bils)	$ 126	$ 138	9 %
Liquidity (Bils)	$ 27	$ 30	9 %
Financial Statement Leverage (to 1)	9.9	8.7	(1.2)
Managed Leverage* (to 1)	9.2	8.0	(1.2)

- Strong FY EBT
- U.S. consumer credit metrics healthy and within expectations
- Strong liquidity; managed leverage within target range of 8:1 to 9:1

* Reconciliation to GAAP provided in the Financial Condition section
** U.S. retail and lease
*** U.S. 36-month off-lease full year auction values at FY 2018 mix

In 2017, EBT was $2,310 million, $431 million higher compared with 2016.

Net receivables and managed receivables were 10% higher compared with 2016, primarily reflecting global growth in retail receivables, an increase of about $4 billion due to foreign exchange, and the consolidation of our Forso joint venture. At December 31, 2017, Forso receivables were $1.4 billion.

ROE was 22%, 11 percentage points higher compared with 2016, primarily reflecting the impact of the Tax Cuts and Jobs Act of 2017.

U.S. consumer credit metrics were healthy, with the loss-to-receivables ratio at 0.53%, up 6 basis points from 2016 and within expectations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the increase in full year 2017 EBT compared with full year 2016 by causal factor:

FY 2017 EBT YoY Bridge (Mils)

$1,879
$334
$53
$(41)
$56
$(11)
$40
$2,310
Residual Losses $118
Supplemental Depreciation (62)
Non-Repeat of 2016 Pension Settlement $77
Operating Costs & Other (37)
2016
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
2017

- EBT improved $431M YoY reflecting favorable volume and mix, lease residual improvement and financing margin
- Volume and mix up due to global receivables growth
- Lease residual improvement driven by higher than expected auction values

Ford Credit’s full year 2017 EBT was $431 million higher than the prior year, reflecting favorable volume and mix, lease residual improvement, and financing margin.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations by segment and Unallocated Other for full year 2017 are shown below (in millions). For additional information, see Note 17 of our Notes to the Financial Statements.

2017 EBT By Segment

	FY			
	2017		H / (L) 2016	
Results (Mils)				
Americas segment	$	1,795	$	284
Europe segment		329		91
Asia Pacific segment		85		24
Total segments	$	2,209	$	399
Unallocated other		101		32
Earnings before taxes	$	2,310	$	431
(Provision for) / Benefit from income taxes		697		1,203
Net income	$	3,007	$	1,634
Contract placement volumes (000)		2,149		38

Our 2017 net income was $3.0 billion, an increase of $1.6 billion compared with 2016, primarily reflecting the positive impact of the Tax Cuts and Jobs Act of 2017.

Americas Segment

The Americas Segment EBT of $1.8 billion for full year 2017 was $284 million higher compared with 2016, explained primarily by favorable volume and mix, financing margin, and lease residual performance driven by improved residual losses on the lease portfolio, partially offset by operating costs and other.

Europe Segment

The Europe Segment EBT of $329 million for full year 2017 was $91 million higher compared with 2016, explained primarily by the non-recurrence of a 2016 cost due to FCE Bank’s settlement of a pension deficit in a Ford-sponsored retirement plan (offset fully in Ford of Europe’s results), and favorable volume and mix.

Asia Pacific

The Asia Pacific Segment EBT of $85 million for full year 2017 was $24 million higher compared with 2016, explained primarily by favorable volume and mix, partially offset by lower financing margin driven by higher borrowing costs.

Unallocated Other

Unallocated Other EBT of $101 million for 2017 was $32 million higher compared with 2016, explained primarily by favorable performance in market valuation adjustments to derivatives.

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

The following chart shows our United States and Canada retail installment and lease share of new Ford and Lincoln brand vehicle retail sales and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is the Americas segment consumer financing contract placement volume for new and used vehicles. All data is for the years ended December 31:

Americas Financing Shares And Contract Placement Volume

	2014	2015	2016	2017	2018
Financing Shares (%)					
Retail Installment and Lease Share of Ford Retail Sales (excl. Fleet)					
United States	63 %	65 %	56 %	55 %	58 %
Canada	67	73	75	77	75
Wholesale Share					
United States	77 %	76 %	76 %	76 %	76 %
Canada	64	64	61	61	59
Contract Placement Volume - New and Used Retail / Lease (000)					
United States	1,231	1,342	1,159	1,119	1,151
Canada	149	160	181	184	168
Mexico	25	26	47	40	33
Total Americas Segment	1,405	1,528	1,387	1,343	1,352

In 2018, U.S. retail and lease share and total contract placement volume were up compared to a year ago, primarily reflecting changes in Ford’s marketing programs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Europe’s retail installment and lease share of new Ford-brand vehicles sold and wholesale financing share of new Ford-brand vehicles acquired by dealers. Also shown is Europe’s consumer financing contract placement volume for new and used vehicles. All data is for the years ended December 31:

Europe Financing Shares And Contract Placement Volume

	2014	2015	2016	2017	2018
Financing Shares (incl. Fleet) (%)					
Retail Installment and Lease Share of Total Ford Sales					
U.K.	40 %	40 %	38 %	35 %	37 %
Germany	48	48	47	48	48
Total Europe Segment	36	37	37	37	38
Wholesale Share					
U.K.	100 %	100 %	100 %	100 %	100 %
Germany	92	93	93	94	93
Total Europe Segment	98	98	98	98	98
Contract Placement Volume - New and Used Retail / Lease (000)					
U.K.	195	207	201	174	150
Germany	135	140	149	155	160
All Other	130	158	177	212	231
Total Europe Segment	460	505	527	541	541

In 2018, Europe Segment financing share was about equal to a year ago and total contract placement volume was consistent with a year ago.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Asia Pacific’s retail installment share of new Ford and Lincoln brand vehicles sold by dealers and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is Asia Pacific’s consumer financing contract placement volume for new and used vehicles. All data is for the years ended December 31:

Asia Pacific Financing Shares And Contract Placement Volume

	2014	2015	2016	2017	2018
Financing Shares (incl. Fleet) (%)					
Retail Installment Share of Total Ford Sales					
China	13 %	12 %	19 %	28 %	35 %
India	-	1	5	10	8
Wholesale Share					
China	62 %	56 %	58 %	57 %	63 %
India	-	14	29	36	37
Contract Placement Volume - New and Used Retail (000)					
China	109	108	192	256	170
India	-	-	5	9	8
Total Asia Pacific Segment	109	108	197	265	178

In 2018, Asia Pacific Segment total contract placement volume was down 33% compared with a year ago driven primarily by lower Ford sales volume in China.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	For the Years Ended December 31,
Net Receivables	2016	2017	2018
Americas Segment
Consumer financing	$51.2	$55.1	$56.5
Non-Consumer financing	28.9	29.8	32.1
Net Investment In operating leases	26.9	26.4	27.0
Total Americas Segment	$107.0	$111.3	$115.6

Europe Segment
Consumer financing	$10.8	$15.0	$15.5
Non-Consumer financing	7.4	9.2	9.6
Net Investment In operating leases	0.3	0.3	0.4
Total Europe Segment	$18.5	$24.5	$25.5

Asia Pacific Segment
Consumer financing	$2.9	$4.5	$3.8
Non-Consumer financing	1.8	2.4	1.4
Net Investment In operating leases	—	—	—
Total Asia Pacific Segment	$4.7	$6.9	$5.2

Total net receivables	$130.2	$142.7	$146.3

Managed Receivables
Total net receivables (GAAP)	$130.2	$142.7	$146.3
Unearned interest supplements and residual support	5.3	6.1	6.8
Allowance for credit losses	0.5	0.7	0.7
Other, primarily accumulated supplemental depreciation	0.9	1.0	1.1
Total managed receivables (Non-GAAP)	$136.9	$150.5	$154.9

Our operating lease portfolio is prudently managed and was 19% of total net receivables at December 31, 2018. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the U.S. and Canada represent 99% of our total operating lease portfolio.

At December 31, 2016, 2017, and 2018, net receivables includes consumer receivables before allowance for credit losses of $32.5 billion, $38.9 billion, and $40.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.0 billion, $24.5 billion, and $25.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2016, 2017, and 2018, net receivables includes net investment in operating leases before allowance for credit losses of $11.8 billion, $11.5 billion, and $16.3 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections and Note 7 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing and operating lease) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system, and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables and operating leases as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Origination Metrics

We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 5-6% of our portfolio and has been stable for over 10 years.

The following charts show annual trends for FICO, higher risk mix, and retail contract terms:

U.S. Origination Metrics

Retail and Lease FICO and Higher Risk Mix (Pct)

Higher Risk Portfolio Mix
Average Placement FICO
741
740
739
746
746
5%
6%
6%
6%
6%
2014
2015
2016
2017
2018

Retail Contract Terms

Retail ≥ 84 Months Mix
Average Retail Placement Term
62 mo
64 mo
65 mo
65 mo
65 mo
0%
0%
1%
2%
4%
2014
2015
2016
2017
2018

- Disciplined and consistent underwriting practices
- Portfolio quality evidenced by FICO scores and steady risk mix
- Extended-term contracts relatively small part of our business

The 2018 average placement FICO score remained strong.

In 2018, our average retail placement term was unchanged from a year ago, and retail contracts of 84 months and longer continued to be a relatively small part of our business. Ford Credit remains focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want.

Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail and lease business, which comprised 69% of our worldwide consumer portfolio at December 31, 2018. Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average managed receivables:

U.S. Retail And Lease Credit Loss Drivers

Over-60-Day Delinquencies (excl. Bankruptcies)

0.14%
0.12%
0.15%
0.14%
0.12%
2014
2015
2016
2017
2018

Repossessions (000) and Repo. Rate (Pct)

Repo. Rate
Repossessions
1.06%
0.98%
1.05%
1.13%
1.09%
28
28
33
36
36
2014
2015
2016
2017
2018

Severity (000)

$7.9
$8.9
$10.1
$10.3
$10.0
2014
2015
2016
2017
2018

Charge-Offs (Mils) and LTR Ratio (Pct)

LTR Ratio
Charge-Offs
0.27%
0.33%
0.47%
0.53%
0.46%
$146
$206
$324
$382
$348
2014
2015
2016
2017
2018

- Delinquencies and repossessions remain low
- Charge-offs and LTR improved YoY
- Strong loss metrics reflect healthy consumer credit conditions

Compared with a year ago, both delinquencies and the repossession rate have improved. Severity has improved year-over-year reflecting longer average time to repossession and lower principal outstanding at repossession.

Our 2018 charge-offs and LTR ratio improved compared with the prior year.

Credit loss metrics remain strong reflecting a healthy business environment and consumer credit conditions.

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
0.19%
0.23%
0.31%
0.34%
0.34%
$209
$271
$415
$481
$523
2014
2015
2016
2017
2018

Credit Loss Reserve (Mils) and
Reserve as a Pct of EOP Managed Receivables (Pct)
Reserve as a Pct of EOP Managed Receivables
Credit Loss Reserve
0.32%
0.33%
0.40%
0.44%
0.43%
$359
$422
$548
$668
$667
2014
2015
2016
2017
2018

- Worldwide credit loss metrics remain strong
- Credit loss reserve based on historical losses, portfolio quality and receivables level

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio in 2018 was equal to a year ago.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivables level. The credit loss reserve as of December 31, 2018 was about the same as at December 31, 2017.

The reserve as a percent of managed receivables was slightly lower than a year ago.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section and Note 5 “Net Investment in Operating Leases”.

Americas Retail Operating Lease Experience

The United States and Canada markets within our Americas segment accounted for 99% of Ford Credit’s total operating leases at December 31, 2018. The following table shows operating lease placement, termination, and return volumes for this segment for the years ended December 31 (in thousands, except for percentages):

	2016	2017	2018
Placements (a)	445	418	433
Terminations (b)	358	405	407
Returns (c)	255	301	295

Memo:
Return rates	71%	74%	72%
__________

(a)	Placement volume measures the number of leases we purchase in a given period.

(b)	Termination volume measures the number of vehicles for which the lease has ended in a given period.

(c)	Return volume reflects the number of vehicles returned to us by customers at lease end.

In 2018, placement volume was up about 15,000 units compared with 2017, primarily reflecting changes in Ford’s marketing programs. Termination volume increased by about 2,000 units compared with 2017, reflecting higher lease placements in prior years. Return volume decreased about 6,000 units compared with 2017, reflecting decreased return rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford and Lincoln brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for 87% of our total net investment in operating leases at December 31, 2018.

U.S. Lease Origination Metrics

Lease Placement Volume (000)
24-Month
39-Month / Other
36-Month
357
407
393
368
385
87
92
56
38
43
230
276
298
290
288
40
39
39
40
54
2014
2015
2016
2017
2018

Lease Share of Retail Sales (Pct)
Ford Credit
Industry*
26%
28%
30%
29%
30%
20%
22%
22%
20%
22%
2014
2015
2016
2017
2018

* Source: J.D. Power PIN

- Lease share continues to be below industry reflecting Ford sales mix

Our 2018 lease placement volume was up compared with a year ago, reflecting Ford’s marketing programs.

Industry lease share in 2018 was up compared with a year ago. Ford Credit’s lease share was up compared with a year ago and remains below the industry, reflecting the Ford sales mix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes and auction values at incurred vehicle mix for vehicles returned in the respective periods:

U.S. Lease Residual Performance

Lease Return Volume (000) and Return Rates (Pct)
Return Rates
Return Volume
78%
74%
78%
80%
78%
189
180
246
290
281
2014
2015
2016
2017
2018

Off-Lease Auction Values (at FY 2018 Mix)
24-Month
36-Month
$21,315
$22,195
$21,285
$21,655
$21,950
$17,110
$18,695
$17,910
$17,430
$18,055
2014
2015
2016
2017
2018

- Healthy used car market supporting lease residual and credit loss performance
- 36-month auction values up 4% YoY; stronger than expected
- Expect 2019 FY average auction values to be about 4% lower YoY at constant mix

Lease return volume and the return rate in 2018 were down from the prior year. Our 2018 24-month and 36-month off-lease auction values were higher compared with a year ago.

We expect full-year 2019 off-lease 36-month auction values to be about 4% lower compared with 2018 at constant mix.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity

Our primary funding objective is to be well capitalized with a strong balance sheet and ample liquidity to support our financing activities and growth under a variety of market conditions, including short-term and long-term market disruptions.

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

We sponsor a number of securitization programs that can be structured to provide both short-term and long-term funding through institutional investors in the United States and international capital markets. For additional information on our securitization transactions, refer to the “Securitization Transactions” section.

We obtain short-term unsecured funding from the sale of demand notes under our Ford Interest Advantage program, through the Retail Deposit program at FCE Bank plc (“FCE”), and by issuing unsecured commercial paper in the United States and other international markets. At December 31, 2018, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, and FCE Deposits was $6 billion. At December 31, 2018, the principal amount outstanding of our unsecured commercial paper was $4 billion, which primarily represents issuance under our commercial paper program in the United States.

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

During 2018, the weighted average spread of the triple-A rated notes offered in our U.S. public retail securitization transactions ranged from 19 to 22 basis points over the relevant benchmark rates and our U.S. institutional unsecured long-term debt transaction spreads ranged from 81 to 169 basis points over the relevant benchmark rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

Funding Structure – Managed Receivables*
(Bils)

	2016 Dec 31	2017 Dec 31	2018 Dec 31
Term Debt (incl. Bank Borrowings)	$ 66	$ 75	$ 70
Term Asset-Backed Securities	50	53	60
Commercial Paper	4	5	4
Ford Interest Advantage / Deposits	6	5	6
Other	9	9	10
Equity	13	16	15
Adjustments For Cash	(11)	(12)	(10)
Total Managed Receivables	$ 137	$ 151	$ 155
Securitized Funding as Pct of Managed Receivables	37%	35%	39%

- Funding is diversified across platforms and markets
- Well capitalized with a strong balance sheet and ample liquidity

* Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $155 billion as of December 31, 2018, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 39%.

We target a mix of securitized funding between 35% and 40%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for 2016, 2017, and 2018, and our planned issuances for 2019, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2016 Actual	2017 Actual	2018 Actual	2019 Forecast
Unsecured -- Currency of issuance				
(USD Equivalent)				
USD	$ 9	$ 10	$ 6	$ 9 - 12
CAD	1	2	1	1 - 2
EUR / GBP	3	3	4	3 - 4
Other	1	1	1	1
Total unsecured	$ 14	$ 16	$ 13	$ 14 - 19
Securitizations	13	15	14	13 - 15
Total public	$ 28	$ 32	$ 27	$ 27 - 33

* Numbers may not sum due to rounding

Our total unsecured public term funding plan is categorized by currency of issuance.

In 2018, we completed $27 billion of public term funding. For 2019, we project full-year public term funding in the range of $27 - $33 billion. We plan to continue issuing our eurocurrency-denominated (e.g., euro and sterling) public unsecured debt from the United States.

Through February 15, 2019, we have completed $4 billion of public term issuances.

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

The following chart shows our liquidity sources and utilization:

Liquidity Sources (Bils)

	2016 Dec 31	2017 Dec 31	2018 Dec 31
Liquidity Sources			
Cash	$ 10.8	$ 11.8	$ 10.2
Committed ABS facilities	34.6	33.4	35.4
Other unsecured credit facilities	2.5	3.3	3.0
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$ 50.9	$ 51.5	$ 51.6
Utilization of Liquidity			
Securitization cash	$ (3.4)	$ (3.8)	$ (3.0)
Committed ABS facilities	(19.9)	(17.2)	(20.7)
Other unsecured credit facilities	(0.7)	(1.1)	(0.7)
Ford corporate credit facility allocation	-	-	-
Total utilization of liquidity	$ (24.0)	$ (22.1)	$ (24.4)
Gross liquidity	$ 26.9	$ 29.4	$ 27.2
Adjustments	0.1	0.1	0.1
Net liquidity available for use	$ 27.0	$ 29.5	$ 27.3

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of about $25 billion.

At December 31, 2018, our liquidity available for use was $27.3 billion, $2.2 billion lower than year-end 2017. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. At December 31, 2018, our liquidity sources including cash totaled $51.6 billion, about the same as at year-end 2017.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2018, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $10.2 billion, compared with $11.8 billion at year-end 2017.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.8 billion and $3.0 billion at December 31, 2017 and 2018, respectively.

Committed Capacity. At December 31, 2018, our committed capacity totaled $41.4 billion, compared with $39.7 billion at December 31, 2017. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $35.4 billion ($17.4 billion of retail financing, $6.0 billion of wholesale financing, and $12.0 billion of operating leases) at December 31, 2018. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $17.9 billion having maturities within the next twelve months and the remaining balance having maturities through 2020. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2018, $20.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At December 31, 2018, we and our majority-owned subsidiaries had $6.0 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement, the Ford Bank Credit Agreement, and the allocation under Ford’s corporate credit facility. At December 31, 2018, $5.3 billion was available for use.

FCE’s £745 million (equivalent to $954 million at December 31, 2018) syndicated credit facility (the “FCE Credit Agreement”) matures in 2021. At December 31, 2018, £505 million (equivalent to $646 million) was available for use. Ford Bank’s €240 million (equivalent to $275 million at December 31, 2018) syndicated credit facility (the “Ford Bank Credit Agreement”) matures in 2021.  At December 31, 2018, all €240 million was available for use.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect.

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2023 and 25% of the commitments maturing on April 30, 2021. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At December 31, 2018, all $3.0 billion was available for use.

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

Despite our diverse sources of funding and liquidity, our ability to maintain liquidity may be affected by, among others, the following factors (not necessarily listed in order of importance or probability of occurrence):

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Liquidity Profile

We define our balance sheet liquidity profile as the cumulative maturities, including the impact of expected prepayments, of our finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases, and cash. We ensure our cumulative debt maturities have a longer tenor than our cumulative asset maturities. This positive maturity profile is intended to provide additional liquidity after all of our assets have been funded and is in addition to our liquidity stress test.

The following chart shows our cumulative maturities for the periods presented:

Balance Sheet Liquidity Profile (Bils)

Cumulative Maturities at December 31, 2018
Assets*
Debt**
$94
$64 ***
$128
$93
$151
$115
$164
$141
2019
2020
2021
2022 & Beyond

	2019	2020	2021	2022 & Beyond
Unsecured Long-Term Debt Maturities	$14.4	$15.1	$15.3	$22.0

* Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excluding amounts related to insurance activities)

** Retail and lease ABS are treated as amortizing to match the underlying assets

*** Includes all of the wholesale ABS term maturities of $10.6 billion that otherwise contractually extend to 2020 and beyond

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 4 and 11 of our Notes to the Financial Statements. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for our retail installment sale contracts and investment in operating leases. The 2019 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise shown in Note 4 as extending beyond 2019. The chart above also reflects the following adjustments to debt maturities in Note 11 to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2019 maturities include all of the wholesale securitization transactions, even if the maturities extend beyond 2019; and

•	Retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Securitization Transactions

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also engage in other structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions. We completed our first securitization transaction in 1988, and participate in a number of securitization markets primarily in the United States, Canada, the United Kingdom, Germany, and China.

Securitization provides us with a lower cost source of funding compared with other alternatives, diversifies our funding among different markets and investors, and provides additional liquidity. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities.

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

Securitization SPEs have limited purposes and generally are only permitted to purchase the securitized assets, issue asset-backed securities, and make payments on the securities. Some SPEs, such as certain trusts that issue securities backed by retail installment sale contracts, only issue a single series of securities and are dissolved when those securities have been paid in full. Other SPEs, such as the trust that issues securities backed by wholesale receivables, issue multiple series of securities from time to time and may not be dissolved until the last series of securities is paid in full.

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

We provide various forms of credit and payment enhancement to increase the likelihood of receipt by securitization investors of the full amount of interest and principal due on their asset-backed securities. Credit enhancement includes (i) over-collateralization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), (ii) segregated cash reserve funds, (iii) subordinated securities, and (iv) excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related asset-backed securities). Payment enhancement includes interest rate swaps and other hedging arrangements, liquidity facilities, and certain cash deposits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We retain interests in our securitization transactions, including in the form of subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors, and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. We retain credit risk in securitization transactions, including the most subordinated interests in the securitized assets, which are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors. Based on past experience, we expect that any losses in the pool of securitized assets would likely be limited to our retained interests. Our retention of credit risk is legally required in certain jurisdictions, including the United States, to be at least 5% of the credit risk of the securitized assets and is typically required to be retained for at least two years.

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

We generally have no obligation to repurchase or replace any securitized asset that becomes delinquent in payment or otherwise is in default. As the seller and servicer of the securitized assets and as the administrator of the securitization SPE, we are obligated to provide certain kinds of support to our securitization transactions, which are customary in the securitization industry. These obligations include performing administrative duties for the SPE and some transaction parties, indemnifications, repurchase obligations on assets that do not meet representations or warranties on eligibility criteria or that have been materially modified, the mandatory sale of additional assets in some revolving transactions, the payment or reimbursement of transaction party expenses, and, in some cases, servicer advances of certain amounts. Securitization investors have no recourse to us or our other assets and have no right to require us to repurchase the asset-backed securities. We generally have no obligation to provide liquidity or contribute cash or additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short-term or long-term debt. We do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2017			2018
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)
Finance Receivables
Americas Segment
Retail financing	$1.7	$31.4	$28.0	$1.8	$33.9	$29.8
Wholesale financing	1.1	21.2	11.5	0.3	22.7	13.2
Total Americas Segment	2.8	52.6	39.5	2.1	56.6	43.0
Europe Segment
Retail financing	0.4	6.6	4.7	0.4	6.1	4.8
Wholesale financing	0.1	3.3	0.5	—	3.0	1.3
Total Europe Segment	0.5	9.9	5.2	0.4	9.1	6.1
Asia Pacific Segment
Retail financing	—	0.9	0.7	—	0.7	0.5
Wholesale financing	—	—	—	—	—	—
Total Asia Pacific Segment	—	0.9	0.7	—	0.7	0.5
Total finance receivables	3.3	63.4	45.4	2.5	66.4	49.6
Net investment in operating leases	0.5	11.5	7.2	0.5	16.3	10.2
Total on-balance sheet arrangements	$3.8	$74.9	$52.6	$3.0	$82.7	$59.8
__________

(a)	Before allowances for credit losses. Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes unamortized discount and debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following chart shows the calculation of our financial statement leverage and managed leverage:

Leverage (Bils)

	2016 Dec 31	2017 Dec 31	2018 Dec 31
Leverage Calculation			
Total debt	$ 126.5	$ 137.8	$ 140.1
Adjustments for cash	(10.8)	(11.8)	(10.2)
Adjustments for derivative accounting	(0.3)	-	0.2
Total adjusted debt	$ 115.4	$ 126.0	$ 130.1
Equity	$ 12.8	$ 15.9	$ 15.0
Adjustments for derivative accounting	(0.3)	(0.1)	(0.2)
Total adjusted equity	$ 12.5	$ 15.8	$ 14.8
Financial statement leverage (to 1) (GAAP)	9.9	8.7	9.4
Managed leverage (to 1) (Non-GAAP)	9.2	8.0	8.8

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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2018, our financial statement leverage was 9.4:1, and managed leverage was 8.8:1. We target managed leverage in the range of 8:1 to 9:1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2018 are shown below (in millions):

	Payments Due by Period
	2019	2020 - 2021	2022 - 2023	2024 and Thereafter	Total
Long-term debt (a)	$36,503	$57,230	$21,320	$10,703	$125,756
Interest payments relating to long-term debt	3,189	3,775	1,438	814	9,216
Operating lease	19	25	19	34	97
Purchase obligations	33	44	29	3	109
Total	$39,744	$61,074	$22,806	$11,554	$135,178
__________

(a)	Excludes unamortized discounts, unamortized issuance costs, and fair value adjustments.

Liabilities recognized for unrecognized tax benefits of $115 million are excluded from the table above. Due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on income taxes, see Note 12 of our Notes to the Financial Statements.

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

Assumptions Used. Our allowance for credit losses is based on our assumptions regarding:

•
Frequency. The number of finance receivables and operating lease contracts that are expected to default over the loss emergence period (“LEP”), measured as repossessions; repossession ratio reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time divided by the average number of contracts outstanding; and

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

The LEP is an assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

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

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford and Lincoln brand retail financing and operating lease portfolio is as follows (in millions):

Assumption	Basis Point Change	Increase / (Decrease)
Frequency - repossession ratio	+ / - 10 bps	$36 / ($36)
Loss severity per unit	+ / - 100	4 / (4)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-Consumer Portfolio. We estimate the allowance for credit losses for non-consumer receivables based on historical LTR ratios, expected future cash flows, and the fair value of collateral.

Collective Allowance for Credit Losses. We estimate an allowance for non-consumer receivables that are not specifically identified as impaired using an LTR model for each financing product based on historical experience. This LTR is an average of the most recent historical experience and is calculated consistent with the consumer receivables LTR approach. All accounts that are specifically identified as impaired are excluded from the calculation of the non-specific or collective allowance.

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

Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. For additional information on our residual risk on operating leases, refer to the “Residual Risk” section.

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

Assumption	Basis Point Change	Increase / (Decrease)
Future auction values	+ / - 100 bps	$(128) / $128
Return volumes	+ / - 100	18 / (18)

Adjustments to the amount of accumulated supplemental depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following Account Standards Updates (“ASU”), which are not expected to have a significant change in practice and / or have a significant financial impact (with the exception of those standards further discussed in Note 2) to our financial statements or financial statement disclosures.

Standard		Effective Date (a)
2018-16	Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019
2018-08	Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made	January 1, 2019
2018-02	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
2016-02	Leases	January 1, 2019 (b)
2018-18	Clarifying the interaction between Collaborative Arrangements and Revenue From Contracts With Customers	January 1, 2020
2018-17	Targeting Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2020
2018-15	Customer’s Accounting for Implementation costs Incurred in a Cloud Computing Arrangement that is a Service Contract	January 1, 2020
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020
__________

(a)	Early adoption for each of the standards is permitted.

(b)
The FASB has issued the following updates to the Leases standard: ASU 2018-01 (Land Easement Practical Expedient for Transition to Leases) and ASU 2018-11 (Targeted Improvements to Leases), and ASU 2018-20 (Narrow-Scope Improvements for Lessors). which we will adopt with the new Leases standard effective January 1, 2019.

Outlook

We expect full year 2019 EBT to be strong, but lower than 2018, reflecting lower volume and financing margin, and higher operating costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note on Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Ford’s long-term competitiveness depends on the successful execution of fitness actions;

•	Industry sales volume, particularly in the United States, Europe, or China, can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event;

•	Ford’s new and existing products and mobility services are subject to market acceptance;

•	Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;

•	Ford may face increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in commodity prices, foreign currency exchange rates, and interest rates can have a significant effect on results;

•	With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including Brexit;

•	Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor disputes, natural or man-made disasters, financial distress, production difficulties, or other factors;

•	Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;

•	Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition;

•	Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed;

•	Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;

•	Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, and other regulations that may change in the future;

•	Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•	Ford’s receipt of government incentives could be subject to reduction, termination, or clawback;

•	Operational systems, security systems, and vehicles could be affected by cyber incidents;

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

Our pre-tax cash flow sensitivity at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2017	2018
One percentage point instantaneous increase in interest rates	$14	$51
One percentage point instantaneous decrease in interest rates (a)	(14)	(51)
___________

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk

Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2018 is insignificant.

Derivative Notional Values. The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2017	2018
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$20	$28
Pay-floating, receive-fixed, excluding securitization swaps	41	44
Securitization swaps	28	28
Total interest rate derivatives	89	100

Other derivatives
Cross-currency swaps	4	5
Foreign currency forwards	2	4
Total notional value	$95	$109

Derivative Fair Values. The net fair value of our derivative financial instruments at December 31, 2017 was an asset of $625 million, compared to an asset of $7 million at December 31, 2018.

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

Selected quarterly financial data for 2017 and 2018 are provided in Note 18 of our Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. David W. McClelland, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Not required.

ITEM 11. Executive Compensation.

Not required.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Not required.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2017	2018
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$11.5	$12.1
Audit-related fees - for support of funding transactions, due diligence for mergers, acquisitions and divestitures, attestation services, internal control reviews, and assistance with interpretation of accounting standards	2.4	2.2
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to mergers, acquisitions and divestitures	0.6	0.5
All other fees - for support in business and regulatory reviews and research analysis regarding new strategies	—	—
Total fees	$14.5	$14.8

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

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statement for the Years Ended December 31, 2016, 2017, and 2018

•Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2016, 2017, and 2018

•Consolidated Balance Sheet at December 31, 2017 and 2018

•Consolidated Statement of Shareholder’s Interest for the Years Ended December 31, 2016, 2017, and 2018

•Consolidated Statement of Cash Flows for the Years Ended December 31, 2016, 2017, and 2018

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

DAVID W. MCCLELLAND*	Director, President and Chief Executive Officer (principal executive officer)	February 21, 2019
David W. McClelland

N. JOY FALOTICO*	Director, Chairman of the Board	February 21, 2019
N. Joy Falotico

JOHN T. LAWLER*	Director and Audit Committee Member	February 21, 2019
John T. Lawler

DAVID A. WEBB*	Director and Chair of the Audit Committee	February 21, 2019
David A. Webb

THOMAS C. SCHNEIDER*	Director and Executive Vice President, Chief Risk Officer	February 21, 2019
Thomas C. Schneider

BRIAN E. SCHAAF*	Director, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 21, 2019
Brian E. Schaaf

* By /s/ DAVID J. WITTEN	Attorney-in-Fact	February 21, 2019
David J. Witten

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholder's interest and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

We have served as the Company’s auditor since 1959.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the Years Ended December 31,
	2016	2017	2018
Financing revenue
Operating leases	$5,555	$5,552	$5,795
Retail financing	3,070	3,451	3,891
Dealer financing	1,760	1,903	2,207
Other	38	70	84
Total financing revenue	10,423	10,976	11,977
Depreciation on vehicles subject to operating leases	(4,329)	(4,135)	(3,867)
Interest expense	(2,755)	(3,175)	(3,930)
Net financing margin	3,339	3,666	4,180
Other revenue
Insurance premiums earned (Note 14)	156	158	167
Fee based revenue and other	—	243	238
Total financing margin and other revenue	3,495	4,067	4,585
Expenses
Operating expenses	1,274	1,295	1,429
Provision for credit losses (Note 6)	547	588	532
Insurance expenses (Note 14)	125	124	77
Total expenses	1,946	2,007	2,038

Other income, net (Note 15)	330	250	80

Income before income taxes	1,879	2,310	2,627
Provision for / (Benefit from) income taxes (Note 12)	506	(697)	403
Net income	$1,373	$3,007	$2,224

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2016	2017	2018

Net income	$1,373	$3,007	$2,224
Other comprehensive income / (loss), net of tax (Note 13)
Foreign currency translation	(283)	471	(410)
Total other comprehensive income / (loss), net of tax	(283)	471	(410)
Comprehensive income	$1,090	$3,478	$1,814

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2017	December 31, 2018
ASSETS
Cash and cash equivalents (Note 3)	$9,558	$9,607
Marketable securities (Note 3)	2,881	1,308
Finance receivables, net (Note 4)	116,003	118,814
Net investment in operating leases (Note 5)	26,661	27,449
Notes and accounts receivable from affiliated companies	1,076	905
Derivative financial instruments (Note 9)	935	670
Other assets (Note 10)	3,329	3,456
Total assets	$160,443	$162,209

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,171	$1,097
Affiliated companies	592	426
Total accounts payable	1,763	1,523
Debt (Note 11)	137,828	140,146
Deferred income taxes	2,386	2,595
Derivative financial instruments (Note 9)	310	663
Other liabilities and deferred income (Note 10)	2,272	2,307
Total liabilities	144,559	147,234

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss) (Note 13)	(419)	(829)
Retained earnings	11,076	10,577
Total shareholder’s interest	15,884	14,975
Total liabilities and shareholder’s interest	$160,443	$162,209

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2017	December 31, 2018
ASSETS
Cash and cash equivalents	$3,479	$2,728
Finance receivables, net	56,250	58,662
Net investment in operating leases	11,503	16,332
Derivative financial instruments	64	27

LIABILITIES
Debt	$46,437	$53,269
Derivative financial instruments	2	24

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss) (Note 13)	Retained Earnings	Total	Shareholder’s Interest Attributable to Non-Controlling Interests	Total Shareholder’s Interest
Year Ended December 31, 2015	$5,227	$(607)	$7,093	$11,713	$1	$11,714
Net income	—	—	1,373	1,373	—	1,373
Other comprehensive income / (loss), net of tax	—	(283)	—	(283)	—	(283)
Distributions declared	—	—	—	—	(1)	(1)
Year Ended December 31, 2016	$5,227	$(890)	$8,466	$12,803	$—	$12,803
Net income	—	—	3,007	3,007	—	3,007
Other comprehensive income / (loss), net of tax	—	471	—	471	—	471
Adoption of accounting standard	—	—	9	9	—	9
Distributions declared	—	—	(406)	(406)	—	(406)
Year Ended December 31, 2017	$5,227	$(419)	$11,076	$15,884	$—	$15,884
Net income	—	—	2,224	2,224	—	2,224
Other comprehensive income / (loss), net of tax	—	(410)	—	(410)	—	(410)
Distributions declared	—	—	(2,723)	(2,723)	—	(2,723)
Year Ended December 31, 2018	$5,227	$(829)	$10,577	$14,975	$—	$14,975

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2016	2017	2018
Cash flows from operating activities
Net income	$1,373	$3,007	$2,224
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	547	588	532
Depreciation and amortization	5,121	4,928	4,735
Amortization of upfront interest supplements	(1,341)	(1,686)	(2,041)
Net change in deferred income taxes	340	(923)	259
Net change in other assets	(413)	(606)	(276)
Net change in other liabilities	462	480	115
All other operating activities	142	(123)	155
Net cash provided by / (used in) operating activities	6,231	5,665	5,703

Cash flows from investing activities
Purchases of finance receivables	(37,494)	(43,232)	(44,384)
Principal collections of finance receivables	30,924	37,277	42,553
Purchases of operating lease vehicles	(14,441)	(12,780)	(14,306)
Proceeds from termination of operating lease vehicles	7,920	8,538	9,223
Net change in wholesale receivables and other short-duration receivables	(1,499)	(874)	(2,661)
Purchases of marketable securities	(7,289)	(5,899)	(3,632)
Proceeds from sales and maturities of marketable securities	6,756	6,316	5,171
Settlements of derivatives	215	(117)	226
All other investing activities	(105)	(30)	102
Net cash provided by / (used in) investing activities	(15,013)	(10,801)	(7,708)

Cash flows from financing activities
Proceeds from issuances of long-term debt	42,971	44,994	49,954
Principal payments on long-term debt	(38,000)	(39,372)	(42,530)
Change in short-term debt, net	3,403	1,195	(2,263)
Cash distributions to parent	—	(406)	(2,723)
All other financing activities	(103)	(105)	(151)
Net cash provided by / (used in) financing activities	8,271	6,306	2,287
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(246)	327	(217)

Net increase / (decrease) in cash, cash equivalents, and restricted cash	$(757)	$1,497	$65

Cash, cash equivalents and restricted cash at January 1 (Note 3)	$8,942	$8,185	$9,682
Net increase / (decrease) in cash, cash equivalents and restricted cash	(757)	1,497	65
Cash, cash equivalents and restricted cash at December 31 (Note 3)	$8,185	$9,682	$9,747

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

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard, and the related amendments, on its effective date of January 1, 2020 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. We anticipate adoption will increase the amount of expected credit losses reported in Finance receivables, net on our consolidated balance sheet and do not expect a material impact to our consolidated income statement.

ASU 2016-02, Leases - In February 2016, the FASB issued a new accounting standard which provides guidance on the recognition, measurement, presentation, and disclosure of leases.  The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations.  The new standard, and the related amendments, are effective on January 1, 2019.  Adoption of the standard as a lessor will not significantly impact our financial statements.  As a lessee, it will add about $100 million of right-of-use assets and lease obligations to our balance sheet and will not significantly impact our income statement.  We will elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard and not reassess whether any contracts entered into prior to adoption are leases.

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

Marketable Securities. Investments in securities with a maturity date greater than three months at the date of purchase and other securities for which there is more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified as Marketable securities. These investments are reported at fair value. We generally measure fair value using prices obtained from pricing services. Pricing methods and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including quotes for similar fixed income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors. In certain cases, when market data are not available, we may use broker quotes to determine fair value.

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

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet at December 31 (in millions):

	Fair Value Level	2017	2018
Cash and cash equivalents
U.S. government	1	$—	$139
U.S. government and agencies	2	300	25
Non-U.S. government and agencies	2	703	114
Corporate debt	2	25	884
Total marketable securities classified as cash equivalents		1,028	1,162
Cash, time deposits and money market funds		8,530	8,445
Total cash and cash equivalents		$9,558	$9,607

Marketable Securities
U.S. government	1	$966	$289
U.S. government and agencies	2	384	65
Non-U.S. government and agencies	2	660	610
Corporate debt	2	848	198
Other marketable securities	2	23	146
Total marketable securities		$2,881	$1,308

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. Cash, Cash Equivalents, and Marketable Securities (Continued)

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the statement of cash flows are presented separately on our consolidated balance sheet as follows (in millions):

	December 31, 2017	December 31, 2018
Cash and cash equivalents	$9,558	$9,607
Restricted cash included in other assets (a)	124	140
Total cash, cash equivalents, and restricted cash	$9,682	$9,747
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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•
Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, to finance the purchase of dealership real estate, and to finance other dealer programs. Wholesale financing is approximately 94% of our dealer financing.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net at December 31 were as follows (in millions):

	2017	2018
Consumer
Retail financing, gross	$78,467	$79,747
Unearned interest supplements from Ford and affiliated companies	(3,280)	(3,508)
Consumer finance receivables	75,187	76,239

Non-Consumer
Dealer financing (a)	39,241	40,996
Other financing (b)	2,172	2,168
Non-Consumer finance receivables	41,413	43,164
Total recorded investment (c)	$116,600	$119,403

Recorded investment in finance receivables	$116,600	$119,403
Allowance for credit losses	(597)	(589)
Finance receivables, net	$116,003	$118,814

Net finance receivables subject to fair value (d)	$112,717	$115,059
Fair value	112,133	114,593
__________

(a)
At December 31, 2017 and 2018, includes $4.8 billion and $6.0 billion, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in transit to the destination dealers. The amount of interest earned from Ford and affiliated companies associated with receivables from gate-released vehicles in transit to dealers for the years ended December 31, 2016, 2017 and 2018 was $129 million, $166 million, and $261 million, respectively. At December 31, 2017 and 2018, also includes $466 million and $662 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2016, 2017, and 2018, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide dealer financing was $9 million, $7 million, and $8 million, respectively. Consolidated subsidiaries of Ford include dealerships that are partially owned by Ford as consolidated VIEs and also certain overseas affiliates.

(b)
This amount represents other financing receivables with Ford and entities (primarily dealers) that are reported as consolidated subsidiaries of Ford, which includes amounts associated with purchased receivables and receivables associated with the financing of vehicles that Ford leases to employees. The amount of interest earned from Ford and affiliated companies associated with these other financing receivables totaled $38 million, $70 million, and $84 million for the years ended December 31, 2016, 2017, and 2018, respectively.

(c)
The amount of earned interest supplements on consumer and non-consumer receivables from Ford and affiliated companies totaled $1.6 billion, $2.0 billion, and $2.4 billion, for the years ended December 31, 2016, 2017, and 2018, respectively. The related amount of cash received from interest supplements totaled $2.3 billion, $2.3 billion, and $2.7 billion for the years ended December 31, 2016, 2017, and 2018, respectively.

(d)	At December 31, 2017 and 2018, Finance receivables, net includes $3.3 billion and $3.8 billion, respectively, of direct financing leases that are not subject to fair value disclosure requirements.

Excluded from finance receivables at December 31, 2017 and 2018 was $241 million and $264 million, respectively, of accrued uncollected interest, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2017 and 2018 were consumer receivables of $38.9 billion and $40.7 billion, respectively, and non-consumer receivables of $24.5 billion and $25.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Contractual maturities of total finance receivables outstanding at December 31, 2018 reflect contractual repayments due from customers or borrowers and were as follows (in millions):

	Due in Year Ending December 31,
	2019	2020	2021	Thereafter	Total
Consumer
Retail financing, gross (a)	$23,689	$20,518	$16,716	$18,824	$79,747

Non-Consumer
Dealer financing	38,589	972	200	1,235	40,996
Other financing	2,154	5	6	3	2,168
Total finance receivables	$64,432	$21,495	$16,922	$20,062	$122,911
__________

(a)	Contractual maturities of retail financing, gross include $309 million of estimated unguaranteed residual values related to direct financing leases.
Our finance receivables are generally pre-payable without penalty, so prepayments may cause actual maturities to differ from contractual maturities.
Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $24 million and $20 million at December 31, 2017 and 2018, respectively.

The aging analysis of finance receivables balances at December 31 was as follows (in millions):

	2017	2018
Consumer
31-60 days past due	$748	$859
61-90 days past due	113	123
91-120 days past due	36	39
Greater than 120 days past due	37	39
Total past due	934	1,060
Current	74,253	75,179
Consumer finance receivables	75,187	76,239

Non-Consumer
Total past due	122	76
Current	41,291	43,088
Non-Consumer finance receivables	41,413	43,164
Total recorded investment	$116,600	$119,403

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

We regularly review our model to confirm the continued business significance and statistical predictability of the model and may make and updates to improve the performance of the model. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends primarily on the dealer’s risk rating. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant. On-site vehicle inventory audits of higher-risk dealers are conducted with increased frequency based primarily on the dealer’s risk rating, but also considering the results of our electronic monitoring of the dealer’s performance, including daily payment verifications and monthly analysis of the dealer’s financial statements, payoffs, aged inventory, over credit line and delinquency reports. We typically perform a credit review of each dealer annually and more frequently review certain dealers based on the dealer’s risk rating and total exposure. We adjust the dealer’s risk rating, if necessary.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The credit quality of dealer financing receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables at December 31 was as follows (in millions):

	2017	2018
Dealer financing
Group I	$31,551	$33,656
Group II	5,912	5,635
Group III	1,640	1,576
Group IV	138	129
Total recorded investment	$39,241	$40,996

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2017 and 2018 was $386 million and $370 million, or 0.5% and 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2017 and 2018 was $138 million and $129 million, or 0.3% and 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 6 for additional information related to the development of our allowance for credit losses.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. The amount of unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2017 and 2018 was $2.8 billion and $3.3 billion, respectively. The amount of earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating lease for the years ended December 31, 2016, 2017, and 2018 was $1.9 billion, $2.1 billion, and $2.4 billion, respectively. The amount of interest supplements and residual support cash received totaled $2.0 billion, $2.4 billion, and $2.8 billion for the years ended December 31, 2016, 2017, and 2018, respectively.

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

Net investment in operating leases at December 31 was as follows (in millions):

	2017	2018
Vehicles, at cost (a)	$32,659	$33,593
Accumulated depreciation	(5,927)	(6,066)
Net investment in operating leases before allowance for credit losses	26,732	27,527
Allowance for credit losses	(71)	(78)
Net investment in operating leases	$26,661	$27,449
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

At December 31, 2017 and 2018, net investment in operating leases before allowance for credit losses includes $11.5 billion and $16.3 billion, respectively, of net investment in operating leases that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investments in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)

We have a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The financing we provide under this agreement is reflected on our balance sheet in Finance receivables, net. The revenue related to these agreements is reflected in Other financing revenue. Prior to January 1, 2017, this activity was reflected on our income statement in Operating leases revenue and Depreciation on vehicles subject to operating leases. For the year ended December 31, 2016, the operating lease revenue related to these vehicles was $302 million, while the depreciation expense related to these vehicles was $275 million.

The amounts contractually due for minimum rentals on operating leases at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023
Minimum rentals on operating leases	$4,708	$2,929	$1,083	$83	$6

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

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency – number of finance receivables and operating lease contracts that are expected to default over the loss emergence period (“LEP”), measured as repossessions; and

•	Loss severity – expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.

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

The LEP is an assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

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

Collective Allowance for Credit Losses. We estimate an allowance for non-consumer receivables that are not specifically identified as impaired using an LTR model for each financing product based on historical experience. This LTR is an average of the most recent historical experience and is calculated consistent with the consumer receivables LTR approach. All accounts that are specifically identified as impaired are excluded from the calculation of the non-specific or collective allowance.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the years ended December 31 was as follows (in millions):

	2017
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$469	$15	$484	$64	$548
Charge-offs	(510)	(7)	(517)	(208)	(725)
Recoveries	139	9	148	96	244
Provision for credit losses	471	(2)	469	119	588
Other (a)	13	—	13	—	13
Ending balance	$582	$15	$597	$71	$668

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$560	$13	$573	$71	$644
Specific impairment allowance	22	2	24	—	24
Ending balance	582	15	597	71	$668

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	74,801	41,275	116,076	26,732
Specifically evaluated for impairment	386	138	524	—
Recorded investment	75,187	41,413	116,600	26,732

Ending balance, net of allowance for credit losses	$74,605	$41,398	$116,003	$26,661
__________

(a)	Primarily represents amounts related to translation adjustments.

	2018
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$582	$15	$597	$71	$668
Charge-offs (a)	(528)	(67)	(595)	(202)	(797)
Recoveries	163	7	170	104	274
Provision for credit losses	359	68	427	105	532
Other (b)	(10)	—	(10)	—	(10)
Ending balance	$566	$23	$589	$78	$667

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$546	$14	$560	$78	$638
Specific impairment allowance	20	9	29	—	29
Ending balance	566	23	589	78	$667

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	75,869	43,035	118,904	27,527
Specifically evaluated for impairment	370	129	499	—
Recorded investment	76,239	43,164	119,403	27,527

Ending balance, net of allowance for credit losses	$75,673	$43,141	$118,814	$27,449
__________

(a)	Non-consumer charge-offs primarily reflect a U.S. dealer’s floorplan inventory and dealer loan determined to be uncollectible.

(b)	Primarily represents amounts related to translation adjustments.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions in capital markets primarily in the United States, Canada, the United Kingdom, Germany and China.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	2018
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.9	$34.0	$0.2	$33.8	$29.2
Wholesale financing	0.3	24.9	—	24.9	13.9
Finance receivables	2.2	58.9	0.2	58.7	43.1
Net investment in operating leases	0.5	16.3	—	16.3	10.2
Total VIE	$2.7	$75.2	$0.2	$75.0	$53.3

Non-VIE
Retail financing	$0.3	$6.7	$—	$6.7	$5.9
Wholesale financing	—	0.8	—	0.8	0.6
Finance receivables	0.3	7.5	—	7.5	6.5
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$7.5	$—	$7.5	$6.5

Total securitization transactions
Retail financing	$2.2	$40.7	$0.2	$40.5	$35.1
Wholesale financing	0.3	25.7	—	25.7	14.5
Finance receivables	2.5	66.4	0.2	66.2	49.6
Net investment in operating leases	0.5	16.3	—	16.3	10.2
Total securitization transactions	$3.0	$82.7	$0.2	$82.5	$59.8
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance costs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2016	2017	2018
VIE	$671	$827	$1,220
Non-VIE	102	128	177
Total securitization transactions	$773	$955	$1,397

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

	2017		2018
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$64	$2	$27	$24
Derivatives related to the VIEs	23	29	12	11
Other securitization related derivatives	34	—	31	14
Total exposures related to securitization	$121	$31	$70	$49

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense / (income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2016	2017	2018
Derivatives of the VIEs	$23	$(38)	$30
Derivatives related to the VIEs	(4)	(6)	(11)
Other securitization related derivatives	10	(16)	(2)
Total derivative expense / (income) related to securitization	$29	$(60)	$17

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

We have the power to direct significant activities of our special purpose entities when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at both December 31, 2017 and 2018, and ranged from $0 to $9 million during 2017 and $0 to $179 million during 2018.

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

Derivative Financial Instruments and Hedge Accounting. Derivative assets and derivative liabilities are reported in Derivative financial instruments on our balance sheet at fair value and presented on a gross basis.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we report the changes in the fair value of the hedged debt related to the risk being hedged in Debt and Interest expense. Net interest settlements and accruals, and the fair value changes on hedging instruments are reported in Interest expense. The cash flows associated with fair value hedges are reported in Net cash provided by / (used in) operating activities in our statement of cash flows.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is recognized in Interest expense over its remaining life.

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

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2016	2017	2018
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$367	$217	$10
Fair value changes on hedging instruments (a)	(120)	(268)	(155)
Fair value changes on hedged debt (a)	124	267	153
Derivatives not designated as hedging instruments
Interest rate contracts	(9)	58	(84)
Foreign currency exchange contracts (b)	179	(150)	163
Cross-currency interest rate swap contracts	398	103	(244)
Total	$939	$227	$(157)
__________

(a)	For 2016 and 2017, the fair value changes on hedging instruments and on hedged debt were reported in Other income, net; effective 2018, these amounts were reported in Interest expense.

(b)	Reflects forward contracts between Ford Credit and an affiliated company.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are reported on the balance sheet at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposures in the event of default or breach of the counterparty agreement. Collateral represents cash received or paid under reciprocal arrangements that we have entered into with our derivative counterparties which we do not use to offset our derivative assets and liabilities.

The fair value of our derivative instruments and the associated notional amounts, presented gross, at December 31 were as follows (in millions):

	2017			2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$28,008	$248	$135	$22,989	$158	$208
Derivatives not designated as hedging instruments
Interest rate contracts	60,504	276	137	76,904	235	274
Foreign currency exchange contracts	2,406	3	10	4,318	45	24
Cross-currency interest rate swap contracts	4,006	408	28	5,235	232	157
Total derivative financial instruments, gross (a) (b)	$94,924	$935	$310	$109,446	$670	$663
__________

(a)	At December 31, 2017 and 2018, we held collateral of $15 million and $19 million, and we posted collateral of $38 million and $59 million, respectively.

(b)
At December 31, 2017 and 2018, the fair value of assets and liabilities available for counterparty netting was $162 million and $233 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED REVENUE

Other assets and other liabilities and deferred revenue consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets at December 31 were as follows (in millions):

	2017	2018
Accrued interest and other non-finance receivables	$1,117	$1,080
Collateral held for resale, at net realizable value, and other inventory	780	877
Prepaid reinsurance premiums and other reinsurance recoverables	611	658
Deferred charges – income taxes	247	216
Property and equipment, net of accumulated depreciation (a)	177	192
Restricted cash	124	140
Investment in non-consolidated affiliates	107	123
Deferred charges	127	96
Other	39	74
Total other assets	$3,329	$3,456
__________

(a)	Accumulated depreciation was $354 million and $367 million at December 31, 2017 and 2018, respectively.

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2017	2018
Unearned insurance premiums and fees	$723	$775
Interest payable	722	752
Income tax and related interest (a)	301	369
Deferred revenue	148	113
Payroll and employee benefits	68	70
Other	310	228
Total other liabilities and deferred revenue	$2,272	$2,307
__________

(a)	Includes tax and interest payable to affiliated companies of $99 million and $193 million at December 31, 2017 and 2018, respectively.

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in our consolidated balance sheet. These investments were $7 million and $9 million at December 31, 2017 and December 31, 2018, respectively. There were no material adjustments to the fair values of these investments for the year ending December 31, 2018.

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $124 million and $87 million at December 31, 2017 and December 31, 2018, respectively. Admission fee revenue on group financing products is generally recognized evenly over the term of the agreement, which is up to 84 months. Increases in the admission fee deferred revenue balance are the result of payments due during the current period in advance of satisfying our performance under the contract and decreases are a result of revenue recognized during the current period that was previously deferred.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT AND COMMITMENTS

We have a commercial paper program with qualified institutional investors. We also obtain other short-term funding from the issuance of demand notes to retail investors through our demand notes program. We have certain securitization programs that issue short-term asset-backed debt securities that are sold to institutional investors. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding. We obtain long-term debt funding through the issuance of a variety of unsecured and asset-backed debt securities in the U.S. and international capital markets.

Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

Debt is reported on our balance sheet at par value adjusted for unamortized discount or premium, unamortized issuance costs, and adjustments related to designated fair value hedging (see Note 9 for additional information). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt or to the put date and are recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Other income, net.

Debt outstanding and interest rates at December 31 were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	2017	2018	2017	2018	2017	2018
Short-term debt
Unsecured debt
Floating rate demand notes	$5,660	$5,880
Commercial paper	4,889	3,749
Other short-term debt	5,890	4,213
Asset-backed debt	786	943
Total short-term debt	17,225	14,785	3.0%	3.5%	3.0%	3.5%
Long-term debt
Unsecured debt
Notes payable within one year	13,298	14,373
Notes payable after one year	55,687	52,409
Asset-backed debt
Notes payable within one year	17,817	22,130
Notes payable after one year	34,051	36,844
Unamortized (discount) / premium	(1)	2
Unamortized issuance costs	(228)	(211)
Fair value adjustments (a)	(21)	(186)
Total long-term debt	120,603	125,361	2.5%	2.8%	2.6%	2.8%
Total debt	$137,828	$140,146	2.6%	2.8%	2.6%	2.9%

Fair value of debt	$139,677	$138,888
Interest rate characteristics of debt payable after one year
Fixed interest rate	65,569	61,749
Variable interest rate (generally based on LIBOR or other short-term rates)	24,169	27,504
Total payable after one year	$89,738	$89,253
__________
(a) These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $39.0 billion and $38.0 billion at December 31, 2017 and 2018, respectively.

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

We measure debt at fair value for purposes of disclosure using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy. The fair value of debt includes $16.4 billion and $13.8 billion of short-term debt at December 31, 2017 and 2018, respectively, carried at cost, which approximates fair value. We paid interest of $2.4 billion, $2.9 billion, and $3.5 billion in 2016, 2017, and 2018, respectively, on debt.

Other short-term debt with affiliated companies was $72 million and $80 million at December 31, 2017 and 2018, respectively. Interest expense with affiliated companies is reported in Interest expense and was immaterial during the respective periods.

Maturities

Debt maturities at December 31, 2018 were as follows (in millions):

	2019 (a)	2020	2021	2022	2023	Thereafter (b)	Total
Unsecured debt	$28,215	$15,073	$15,288	$8,343	$5,895	$7,810	$80,624
Asset-backed debt	23,073	19,004	7,865	4,487	2,595	2,893	59,917
Total	51,288	34,077	23,153	12,830	8,490	10,703	140,541
Unamortized discount							2
Unamortized issuance costs							(211)
Fair value adjustments							(186)
Total debt							$140,146
__________

(a)	Includes $14,785 million for short-term and $36,503 million for long-term debt.

(b)	Matures between 2024 and 2028.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $35.4 billion ($17.4 billion of retail financing, $6.0 billion of wholesale financing, and $12.0 billion of operating leases) at December 31, 2018. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed liquidity facilities have varying maturity dates, with $17.9 billion having maturities within the next twelve months and the remaining balance having maturities through 2020. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT AND COMMITMENTS (Continued)

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2018, $20.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed.

Unsecured Credit Facilities

At December 31, 2018, we and our majority-owned subsidiaries had $6.0 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement, the Ford Bank Credit Agreement, and the allocation under Ford’s corporate credit facility. At December 31, 2018, $5.3 billion was available for use.

FCE’s £745 million (equivalent to $954 million at December 31, 2018) syndicated credit facility (the “FCE Credit Agreement”) matures in 2021. At December 31, 2018, £505 million (equivalent to $646 million) was available for use. Ford Bank’s €240 million (equivalent to $275 million at December 31, 2018) syndicated credit facility (the “Ford Bank Credit Agreement”) matures in 2021. At December 31, 2018, all €240 million was available for use.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect.

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 75% of the commitments maturing on April 30, 2023 and 25% of the commitments maturing on April 30, 2021. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At December 31, 2018, all $3.0 billion was available for use.

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

We account for U.S. tax on global intangible low-tax income in the period incurred.

The Provision for income taxes for the years ended December 31 was estimated as follows (in millions):

	2016	2017	2018
Current
Federal	$(41)	$(6)	$72
Non-U.S.	222	241	153
State and local	(15)	(9)	(81)
Total current	166	226	144
Deferred
Federal	284	(1,016)	283
Non-U.S.	1	30	(125)
State and local	55	63	101
Total deferred	340	(923)	259
Provision for / (Benefit from) income taxes	$506	$(697)	$403

A reconciliation of the Provision for income taxes with the United States statutory tax rate as a percentage of Income before income taxes for the years ended December 31 is as follows:

	2016	2017	2018
U.S. statutory tax rate	35.0%	35.0%	21.0%
Effect of (in percentage points):
Non-U.S. tax rates under U.S. rate	(3.8)	(4.0)	1.7
State and local income taxes	1.3	1.5	0.6
Dispositions and restructurings	—	—	(8.9)
U.S. tax on non-U.S. earnings	(4.9)	15.6	0.4
Enacted change in tax laws	—	(78.1)	—
Other	(0.7)	(0.2)	0.5
Effective tax rate	26.9%	(30.2)%	15.3%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This act includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, and requires immediate taxation of accumulated, unremitted non-U.S. earnings. As a result, at December 31, 2017, we recognized a tax benefit of $1.8 billion from revaluing U.S. net deferred tax liabilities and tax expense of $375 million to record U.S. tax on unremitted non-U.S. earnings.
At December 31, 2018, $3.1 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Repatriation of these earnings in their entirety would result in an incremental liability of about $110 million.

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

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2017	2018
Deferred tax assets
Net operating loss carryforwards	$1,310	$339
Provision for credit losses	204	175
Other foreign	79	106
Employee benefit plans	33	28
Foreign tax credits	1,244	1,297
Other	51	50
Total gross deferred tax assets	2,921	1,995
Less: Valuation allowance	(68)	(81)
Total net deferred tax assets	2,853	1,914
Deferred tax liabilities
Leasing transactions	4,017	3,126
Finance receivables	523	639
Other foreign	391	524
Other	61	4
Total deferred tax liabilities	4,992	4,293
Net deferred tax liability	$2,139	$2,379

At December 31, 2018, we have a valuation allowance of $81 million for deferred tax assets primarily related to our Mexico operations.

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

Operating loss carryforwards for tax purposes were $1.1 billion at December 31, 2018, resulting in a deferred tax asset of $339 million. These losses begin to expire in 2019 with a substantial portion expiring in 2038. Tax benefits of net operating loss carryforwards and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES (Continued)

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned is included in Other income, net while interest expense is included in Interest expense and the amounts were immaterial in 2017 and 2018.

The changes in the unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2017	2018
Beginning balance	$80	$90
Increase - tax positions in prior periods	18	28
Increase - tax positions in current period	1	7
Decrease - tax positions in prior periods	(2)	(6)
Settlements	(7)	(1)
Lapse of statute of limitations	(7)	—
Foreign currency translation adjustments	7	(3)
Ending balance	$90	$115

The amount of unrecognized tax benefits at December 31, 2017 and 2018 that would impact the effective tax rate if recognized was $85 million and $111 million, respectively. We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.

Examinations by tax authorities have been completed through 2008 in Germany, 2011 in the United States, 2013 in Canada, and 2015 in the United Kingdom. We have settled our U.S. federal income tax matters related to tax years prior to 2012 in accordance with our intercompany tax sharing agreement with Ford.

We recognize income tax-related penalties in Provision for / (Benefit from) income taxes on our income statement.  We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford in Other income, net on our income statement. For the years ended December 31, 2016, 2017, and 2018, we recorded net tax related interest income of $8 million, $5 million, and net tax related interest expense of $7 million, respectively, in our income statement. At December 31, 2017 and 2018, we recorded a net payable of $5 million and $7 million, respectively, for tax related interest in Other liabilities and deferred income.

We paid income taxes of $107 million, $220 million, and $188 million in 2016, 2017, and 2018, respectively.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The changes in the balance of Accumulated Other Comprehensive Income / (Loss) (“AOCI”) attributable to Ford Credit for the years ended December 31 were as follows (in millions):

	2016	2017	2018
Foreign currency translation
Beginning AOCI balance	$(607)	$(890)	$(419)
Net gain / (loss) on foreign currency translation	(283)	471	(410)
Ending AOCI balance	$(890)	$(419)	$(829)

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

Insurance Assets

Cash, cash equivalents, and marketable securities related to insurance activities at December 31 were as follows (in millions):

	2017	2018
Cash and cash equivalents	$162	$59
Marketable securities	449	649
Total cash, cash equivalents, and marketable securities	$611	$708

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $12 million at both December 31, 2017 and 2018 and were included in Marketable securities.
Amounts paid to reinsurers relating to the unexpired portion of the underlying automotive service contracts, and amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses are reported in Other assets. Prepaid reinsurance premiums and other reinsurance recoverables were $611 million and $658 million at December 31, 2017 and 2018, respectively. This includes amounts ceded to Ford and its affiliates of $95 million and $97 million at December 31, 2017 and 2018, respectively.

Insurance Liabilities

Other liabilities and deferred income includes unearned insurance premiums and fees of $723 million and $775 million at December 31, 2017 and 2018, respectively. This includes amounts from Ford and its affiliates of $621 million and $667 million at December 31, 2017 and 2018.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. INSURANCE (Continued)

The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $8 million and $11 million at December 31, 2017 and 2018, respectively, and was included in Other liabilities and deferred income.

Insurance Premiums

Insurance premiums written and earned for the years ended December 31 were as follows (in millions):

	2016		2017		2018
	Written	Earned	Written	Earned	Written	Earned
Direct	$371	$298	$385	$320	$392	$346
Assumed	—	—	—	—	—	—
Ceded	(215)	(142)	(227)	(162)	(225)	(179)
Net premiums	$156	$156	$158	$158	$167	$167

The net premiums earned with Ford and its affiliates were $133 million, $154 million, and $176 million for the years ended December 31, 2016, 2017, and 2018, respectively.

Insurance Expenses

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses for the years ended December 31 were as follows (in millions):

	2016	2017	2018
Insurance losses	$146	$143	$101
Loss adjustment expenses	5	8	5
Reinsurance income and other expenses, net	(26)	(27)	(29)
Insurance expenses	$125	$124	$77

Insurance expenses with Ford and its affiliates were $55 million, $63 million, and $71 million for the years ended December 31, 2016, 2017, and 2018, respectively.

Insurance expenses were reduced by ceded insurance expenses of $95 million, $104 million, and $114 million for the years ended December 31, 2016, 2017, and 2018, respectively.

NOTE 15. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the years ended December 31 were as follows (in millions):

	2016	2017	2018
Gains / (Losses) on derivatives	$575	$11	$(165)
Currency revaluation gains / (losses)	(575)	44	12
Interest and investment income (a)	85	112	198
Insurance fee income	90	—	—
Other	155	83	35
Total other income, net	$330	$250	$80
__________

(a)	Includes interest income primarily on notes receivable from affiliated companies of $5 million, $9 million, and $10 million, for December 31, 2016, 2017, and 2018, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. RETIREMENT BENEFITS

We are a participating employer in certain retirement plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2018, filed separately with the Securities and Exchange Commission.

Employee Retirement Plans

Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary, and contributions. The allocation amount can be impacted by key assumptions (e.g., discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees participating in the Ford-sponsored defined benefit plans were $125 million, $56 million, and $55 million for the years ended December 31, 2016, 2017, and 2018, respectively. Allocated costs for defined contribution and savings plans were $5 million, $7 million, and $7 million for the years ended December 31, 2016, 2017, and 2018, respectively, and were charged to Operating expenses.

Postretirement Health Care and Life Insurance Benefits

Postretirement health care and life insurance benefits are provided under certain Ford plans, which provide benefits to retired salaried employees in North America. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

Postretirement health care and life insurance costs allocated to Ford Credit for our employees participating in the Ford-sponsored plans were $3 million, $3 million, and $4 million for the years ended December 31, 2016, 2017, and 2018, respectively, and were charged to Operating expenses.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
2016
Total revenue (b)	$9,505	$984	$351	$10,840	$69	$10,909
Income before income taxes	1,511	238	61	1,810	69	1,879
Other disclosures:
Depreciation on vehicles subject to operating leases	4,291	38	—	4,329	—	4,329
Interest expense	2,301	278	176	2,755	—	2,755
Provision for credit losses	494	29	24	547	—	547
Net finance receivables and net investment in operating leases	113,335	18,846	4,684	136,865	(6,675)	130,190
Total assets	119,012	21,755	5,322	146,089	—	146,089

2017
Total revenue (b)	$9,928	$981	$468	$11,377	$—	$11,377
Income before income taxes	1,795	329	85	2,209	101	2,310
Other disclosures:
Depreciation on vehicles subject to operating leases	4,091	44	—	4,135	—	4,135
Interest expense	2,641	257	277	3,175	—	3,175
Provision for credit losses	542	28	18	588	—	588
Net finance receivables and net investment in operating leases	118,392	24,957	7,152	150,501	(7,837)	142,664
Total assets	124,645	28,204	7,594	160,443	—	160,443

2018
Total revenue (b)	$10,706	$1,160	$516	$12,382	$—	$12,382
Income before income taxes	2,208	391	102	2,701	(74)	2,627
Other disclosures:
Depreciation on vehicles subject to operating leases	3,828	39	—	3,867	—	3,867
Interest expense	3,331	283	322	3,936	(6)	3,930
Provision for credit losses	497	20	15	532	—	532
Net finance receivables and net investment in operating leases	123,403	26,029	5,444	154,876	(8,613)	146,263
Total assets	128,498	27,804	5,907	162,209	—	162,209
__________

(a)
Net finance receivables and Net investment in operating leases include unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

(b)
Total revenue for 2016 includes Total financing revenue, Insurance premiums earned, and Other income, net. For 2017 and 2018, Total revenue includes Total financing revenue, Insurance premiums earned, and Fee based revenue and other. The change in the definition of Total revenue is the result of our adoption of the new revenue recognition accounting standard as of January 1, 2017.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data, split geographically into the United States (which is our country of domicile), Canada, and All other, for the years ended or at December 31 were as follows (in millions):

	2016	2017	2018
Total revenue (a)
United States	$8,151	$8,378	$9,043
Canada	1,093	1,193	1,315
All other	1,665	1,806	2,024
Total revenue	$10,909	$11,377	$12,382

Net property and net investment in operating leases
United States	$24,199	$23,162	$24,057
Canada	2,873	3,302	3,155
All other	293	374	429
Net property and net investment in operating leases	$27,365	$26,838	$27,641
__________

(a)
Total revenue for 2016 includes Total financing revenue, Insurance premiums earned, and Other income, net. For 2017 and 2018, Total revenue includes Total financing revenue, Insurance premiums earned, and Fee based revenue and other. The change in the definition of Total revenue is the result of our adoption of the new revenue recognition accounting standard as of January 1, 2017.

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017 (a)
Total revenue	$2,731	$2,802	$2,863	$2,981	$11,377
Depreciation on vehicles subject to operating leases	(1,064)	(1,037)	(989)	(1,045)	(4,135)
Interest expense	(729)	(769)	(810)	(867)	(3,175)
Total financing margin and other revenue	938	996	1,064	1,069	4,067
Provision for credit losses	152	99	169	168	588
Net income	333	446	414	1,814	3,007

2018
Total revenue	$3,020	$3,099	$3,081	$3,182	$12,382
Depreciation on vehicles subject to operating leases	(1,028)	(963)	(907)	(969)	(3,867)
Interest expense	(912)	(997)	(989)	(1,032)	(3,930)
Total financing margin and other revenue	1,080	1,139	1,185	1,181	4,585
Provision for credit losses	119	92	156	165	532
Net income	701	479	518	526	2,224
__________

(a)	The fourth quarter 2017 net income includes favorable tax benefits of $1.4 billion related to U.S. tax legislation in the Tax Cuts and Jobs Act of 2017. See Note 12 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We have rental commitments for certain land, buildings, and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter
Minimum rentals on operating leases	$19	$14	$11	$10	$9	$34

Rental expense under cancelable and non-cancelable leases of $26 million, $26 million, and $28 million was recorded in Operating expenses for the years ended December 31, 2016, 2017, and 2018, respectively.

Guarantees and Indemnifications

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

The maximum potential payments under these guarantees and limited indemnities totaled $52 million and $34 million at December 31, 2017 and 2018, respectively. Of these values, $44 million and $29 million at December 31, 2017 and 2018, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2017 and 2018.

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

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE Bank plc received a decision from the Italian Competition Authority, which included an assessment of a fine against FCE Bank plc in the amount of about $50 million. FCE plans to appeal the decision and the fine with the ultimate resolution of the material potentially taking several years.  While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.