Form 10-Q
period 2019-03-31
FORD MOTOR CREDIT CO LLC
filed 2019-04-26
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

or

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
For the Quarter Ended March 31, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended March 31,
	2018	2019
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,415	$1,477
Retail financing	948	984
Dealer financing	536	608
Other financing	22	24
Total financing revenue	2,921	3,093
Depreciation on vehicles subject to operating leases	(1,053)	(924)
Interest expense	(912)	(1,121)
Net financing margin	956	1,048
Other revenue
Insurance premiums earned	41	47
Fee based revenue and other	58	54
Total financing margin and other revenue	1,055	1,149
Expenses
Operating expenses	345	364
Provision for credit losses (Note 6)	94	33
Insurance expenses	12	10
Total expenses	451	407

Other income, net (Note 13)	37	59

Income before income taxes	641	801
Provision for / (Benefit from) income taxes	(60)	198
Net income	$701	$603

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2018	2019
	First Quarter
	(unaudited)
Net income	$701	$603
Other comprehensive income / (loss), net of tax (Note 12)
Foreign currency translation	113	20
Comprehensive income / (loss)	$814	$623

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2018	March 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,607	$11,733
Marketable securities (Note 3)	1,308	1,846
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	110,388	110,595
Finance leases	8,426	8,655
Total finance receivables, net (Note 4)	118,814	119,250
Net investment in operating leases (Note 5)	27,449	27,606
Notes and accounts receivable from affiliated companies	905	907
Derivative financial instruments (Note 9)	670	631
Other assets (Note 10)	3,456	3,442
Total assets	$162,209	$165,415

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,097	$1,126
Affiliated companies	426	872
Total accounts payable	1,523	1,998
Debt (Note 11)	140,146	142,950
Deferred income taxes	2,595	2,642
Derivative financial instruments (Note 9)	663	684
Other liabilities and deferred revenue (Note 10)	2,307	2,218
Total liabilities	147,234	150,492

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss) (Note 12)	(829)	(809)
Retained earnings	10,577	10,505
Total shareholder’s interest	14,975	14,923
Total liabilities and shareholder’s interest	$162,209	$165,415

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2018	March 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$2,728	$2,990
Finance receivables, net	58,662	60,745
Net investment in operating leases	16,332	16,013
Derivative financial instruments	27	14

LIABILITIES
Debt	$53,269	$52,248
Derivative financial instruments	24	45

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss) (Note 12)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2017	$5,227	$(419)	$11,076	$15,884
Net income	—	—	701	701
Other comprehensive income / (loss), net of tax	—	113	—	113
Distributions declared	—	—	(1,013)	(1,013)
Balance at March 31, 2018	$5,227	$(306)	$10,764	$15,685

Balance at December 31, 2018	$5,227	$(829)	$10,577	$14,975
Net income	—	—	603	603
Other comprehensive income / (loss), net of tax	—	20	—	20
Distributions declared	—	—	(675)	(675)
Balance at March 31, 2019	$5,227	$(809)	$10,505	$14,923

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2018	2019
	First Three Months
	(unaudited)
Cash flows from operating activities
Net cash provided by / (used in) operating activities	$2,009	$1,692

Cash flows from investing activities
Purchases of finance receivables	(11,085)	(8,542)
Principal collections of finance receivables	10,814	10,432
Purchases of operating lease vehicles	(3,592)	(3,184)
Proceeds from termination of operating lease vehicles	2,481	2,306
Net change in wholesale receivables and other short-duration receivables	(3,668)	(1,844)
Purchases of marketable securities	(2,287)	(803)
Proceeds from sales and maturities of marketable securities	1,422	274
Settlements of derivatives	100	12
All other investing activities	143	(14)
Net cash provided by / (used in) investing activities	(5,672)	(1,363)

Cash flows from financing activities
Proceeds from issuances of long-term debt	16,779	15,411
Principal payments on long-term debt	(12,156)	(12,683)
Change in short-term debt, net	(793)	(276)
Cash distributions to parent	(1,013)	(675)
All other financing activities	(28)	(37)
Net cash provided by / (used in) financing activities	2,789	1,740

Effect of exchange rate changes on cash, cash equivalents and restricted cash	106	38

Net increase / (decrease) in cash, cash equivalents and restricted cash	$(768)	$2,107

Cash, cash equivalents and restricted cash at January 1 (Note 3)	$9,682	$9,747
Net increase / (decrease) in cash, cash equivalents and restricted cash	(768)	2,107
Cash, cash equivalents and restricted cash at March 31 (Note 3)	$8,914	$11,854

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). We reclassify certain prior period amounts in our consolidated financial statements to conform to current year presentation.

Restructuring and Other Actions

In the first three months of 2019, we executed separation and restructuring actions associated with our plans to transform the operational fitness of our business.

NOTE 2. ACCOUNTING POLICIES

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income / (loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Adoption of New Accounting Standards
Accounting Standards Update (“ASU”) 2016-02, Leases.  On January 1, 2019, we adopted the Accounting Standards Codification 842, Leases, and all the related amendments (“new lease standard”) to contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods. Adoption of the standard as a lessor did not significantly impact our financial statements. As a lessee, it added about $100 million of right-of-use assets and lease obligations to our consolidated balance sheet and did not significantly impact our income statement. We do not expect the adoption of the new lease standard to have a significant impact to our net income on an ongoing basis. We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts entered into prior to adoption are leases or contain leases.

We also adopted the following ASUs during 2019, none of which had a material impact to our financial statements or financial statement disclosures:

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

Accounting Standards Issued But Not Yet Adopted

The following standard is expected to result in a significant change in practice to Ford Credit.

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard and the related amendment on the effective date of January 1, 2020 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. We anticipate adoption will increase the amount of expected credit losses reported in Finance receivables, net on our consolidated balance sheet and do not expect a material impact to our income statement.

Change in Accounting Method

As of January 1, 2019, we changed our accounting method for reporting early termination losses related to customer defaults on operating leases. See Note 5 for additional information.

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

	Fair Value Level	December 31, 2018	March 31, 2019
Cash and cash equivalents
U.S. government	1	$139	$1,112
U.S. government and agencies	2	25	599
Non-U.S. government and agencies	2	114	394
Corporate debt	2	884	639
Total marketable securities classified as cash equivalents		1,162	2,744
Cash, time deposits and money market funds		8,445	8,989
Total cash and cash equivalents		$9,607	$11,733

Marketable Securities
U.S. government	1	$289	$241
U.S. government and agencies	2	65	40
Non-U.S. government and agencies	2	610	803
Corporate debt	2	198	556
Other marketable securities	2	146	206
Total marketable securities		$1,308	$1,846

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the statement of cash flows are presented separately on our consolidated balance sheet as follows (in millions):

	December 31, 2018	March 31, 2019
Cash and cash equivalents	$9,607	$11,733
Restricted cash included in other assets (a)	140	121
Total cash, cash equivalents, and restricted cash	$9,747	$11,854
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

Finance receivables, net were as follows (in millions):

	December 31, 2018	March 31, 2019
Consumer
Retail installment contracts, gross	$70,999	$69,380
Finance leases, gross	8,748	9,012
Retail financing, gross	79,747	78,392
Unearned interest supplements from Ford and affiliated companies	(3,508)	(3,478)
Consumer finance receivables	76,239	74,914

Non-Consumer
Dealer financing	40,996	42,804
Other financing	2,168	2,045
Non-Consumer finance receivables	43,164	44,849
Total recorded investment	$119,403	$119,763

Recorded investment in finance receivables	$119,403	$119,763
Allowance for credit losses	(589)	(513)
Finance receivables, net	$118,814	$119,250

Net finance receivables subject to fair value (a)	$110,388	$110,595
Fair value (b)	109,794	110,296
__________

(a)
Net finance receivables subject to fair value exclude finance leases.  Previously, certain consumer financing products in Europe were classified as retail installment contracts.  We now classify these products as finance leases.  Comparative information has been revised to reflect this change.

(b)	The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

At December 31, 2018 and March 31, 2019, accrued uncollected interest was $264 million and $275 million, respectively, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2018 and March 31, 2019, were consumer receivables of $40.7 billion and $43.2 billion, respectively, and non-consumer receivables of $25.7 billion and $26.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

Finance Leases

Our finance leases are comprised of sales-type and direct financing leases. We offer finance leases to individuals, leasing companies, government entities, daily rental companies, and fleet customers. These financings include primarily lease plans for terms of 24 to 60 months. In limited cases, a customer may extend the lease term. Early terminations of leases may also occur at the customer’s request subject to our approval. We offer financing products in which the customer may be required to pay any shortfall, or may receive as payment any excess amount between the fair market value and the contractual vehicle value at the end of the term, which are classified as finance leases. In some markets, we finance a vehicle with a series of monthly payments followed by a single balloon payment or the option for the customer to return the vehicle to Ford Credit; these arrangements containing a purchase option are classified as finance leases.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The amounts contractually due on our finance lease receivables were as follows (in millions):

March 31, 2019
Within one year	$2,065
After one year and within two years	1,955
After two years and within three years	1,646
After three years and within four years	691
After four years and within five years	124
After five years	2
Total future cash payments	6,483
Less: Present value discount	(315)
Finance lease receivables	$6,168

The reconciliation from our finance lease receivables to our finance leases, gross and our finance leases, net is as follows (in millions):

March 31, 2019
Finance lease receivables	$6,168
Unguaranteed residual assets	2,713
Initial direct costs	131
Finance leases, gross	9,012
Unearned interest supplements from Ford and affiliated companies	(340)
Allowance for credit losses	(17)
Finance leases, net	$8,655

Financing revenue from finance leases was $95 million and $92 million for the periods ended March 31, 2018 and March 31, 2019, respectively, and is included in Retail financing on the income statement. Revenue is recognized using the interest method and includes the accretion of certain direct origination costs that are deferred and interest supplements received from Ford and affiliated companies.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $20 million at December 31, 2018. At March 31, 2019, there were no balances greater than 90 days past due for which we are still accruing interest.

The aging analysis of finance receivables balances was as follows (in millions):

	December 31, 2018	March 31, 2019
Consumer
31-60 days past due	$859	$563
61-90 days past due	123	82
91-120 days past due	39	34
Greater than 120 days past due	39	40
Total past due	1,060	719
Current	75,179	74,195
Consumer finance receivables	76,239	74,914

Non-Consumer
Total past due	76	81
Current	43,088	44,768
Non-Consumer finance receivables	43,164	44,849
Total recorded investment	$119,403	$119,763

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on our aging analysis. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2018	March 31, 2019
Dealer financing
Group I	$33,656	$35,403
Group II	5,635	5,744
Group III	1,576	1,533
Group IV	129	124
Total recorded investment	$40,996	$42,804

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2018 and March 31, 2019 was $370 million and $359 million, or 0.5% and 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2018 and March 31, 2019 was $129 million and $124 million, or 0.3% and 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consist primarily of lease contracts for vehicles with individuals, daily rental companies, and fleet customers with terms of 60 months or less. Payment extensions may be requested by the customer and are generally limited to a maximum of six months over the term of the lease.  Term extensions may also be requested by the customer. Term and payment extensions in total generally do not exceed twelve months. A lease can be terminated at any time by satisfying the obligations under the lease agreement. Early termination programs may be occasionally offered to eligible lessees. At the end of the lease, the customer returns the vehicle to the dealer or may have the option to buy the leased vehicle. In the case of a contract default and repossession, the customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses.
Accumulated depreciation reduces the value of the vehicles from their initial acquisition value to their expected residual value at the end of the lease. At the time of purchase, we establish the expected residual value for the vehicle based on recent auction values, return volumes for our leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. We monitor residual values each month and review the accuracy of our accumulated depreciation on a quarterly basis.
Change in Accounting Method. As of January 1, 2019, we changed our accounting method for reporting early termination losses related to customer defaults on operating leases.  Prior to the first quarter of 2019, we presented the early termination loss reserve on operating leases due to customer default events as part of the allowance for credit losses which reduces Net investment in operating leases on the balance sheet.  On the income statement, the incurred losses were included in Provision for credit losses.  We now consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Net investment in operating leases on the balance sheet, and Depreciation on vehicles subject to operating leases on the income statement.
In conjunction with the January 1, 2019 adoption of ASU 2016-02, Leases (described in Note 2), we reviewed our leasing-related accounting policies and updated our depreciation policy for operating leases so that the useful life of the vehicles incorporates our historical experience on early terminations due to customer defaults.  We believe this change in accounting method is preferable as the characterization of these changes are better reflected as depreciation.  At December 31, 2018, this reclassification increased accumulated depreciation and decreased allowance for credit losses by $78 million, respectively, and had no impact on Net Investment in operating leases.  On the income statement, this reclassification increased Depreciation on vehicles subject to operating leases and decreased Provision for credit losses by $25 million, respectively, for the first quarter of 2018.
These changes had no impact on Income before income taxes, Net investment in operating leases, Retained earnings, or to the Net cash provided by / (used in) operating activities. We have reclassified prior period amounts to reflect the above changes.
Net investment in operating leases were as follows (in millions):

	December 31, 2018	March 31, 2019
Vehicles, at cost (a)	$33,593	$33,585
Accumulated depreciation	(6,144)	(5,979)
Net investment in operating leases	$27,449	27,606
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)

At December 31, 2018 and March 31, 2019, net investment in operating leases includes $16.3 billion and $16.0 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investments in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).
The amounts contractually due for minimum rentals on operating leases at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Total
Minimum rentals on operating leases	$4,708	$2,929	$1,083	$83	$6	$8,809
The amounts contractually due on our operating leases at March 31, 2019 were as follows (in millions):

	Within 1 year	After 1 year and within 2 years	After 2 years and within 3 years	After 3 years and within 4 years	After 4 years and within 5 years	Total
Operating lease payments	$4,719	$2,924	$1,040	$80	$5	$8,768
Our operating leases are generally pre-payable without penalty and may cause actual amounts to differ from amounts contractually due.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2018
	Consumer	Non-Consumer	Total Allowance
Allowance for credit losses
Beginning balance	$582	$15	$597
Charge-offs	(131)	(2)	(133)
Recoveries	39	1	40
Provision for credit losses	92	2	94
Other	2	—	2
Ending balance	$584	$16	$600

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$563	$15	$578
Specific impairment allowance	21	1	22
Ending balance	584	16	600

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	75,989	45,059	121,048
Specifically evaluated for impairment	380	108	488
Recorded investment	76,369	45,167	121,536

Ending balance, net of allowance for credit losses	$75,785	$45,151	$120,936

	First Quarter 2019
	Consumer	Non-Consumer	Total Allowance
Allowance for credit losses
Beginning balance	$566	$23	$589
Charge-offs	(137)	(17)	(154)
Recoveries	43	2	45
Provision for credit losses	24	9	33
Other	—	—	—
Ending balance	$496	$17	$513

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$477	$16	$493
Specific impairment allowance	19	1	20
Ending balance	496	17	513

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	74,555	44,725	119,280
Specifically evaluated for impairment	359	124	483
Recorded investment	74,914	44,849	119,763

Ending balance, net of allowance for credit losses	$74,418	$44,832	$119,250

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

	December 31, 2018
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	March 31, 2019
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$2.1	$35.4	$0.2	$35.2	$30.6
Wholesale financing	0.3	25.5	—	25.5	11.5
Finance receivables	2.4	60.9	0.2	60.7	42.1
Net investment in operating leases	0.6	16.0	—	16.0	10.1
Total VIE	$3.0	$76.9	$0.2	$76.7	$52.2

Non-VIE
Retail financing	$0.3	$7.8	$—	$7.8	$6.9
Wholesale financing	—	0.8	—	0.8	0.6
Finance receivables	0.3	8.6	—	8.6	7.5
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$8.6	$—	$8.6	$7.5

Total securitization transactions
Retail financing	$2.4	$43.2	$0.2	$43.0	$37.5
Wholesale financing	0.3	26.3	—	26.3	12.1
Finance receivables	2.7	69.5	0.2	69.3	49.6
Net investment in operating leases	0.6	16.0	—	16.0	10.1
Total securitization transactions	$3.3	$85.5	$0.2	$85.3	$59.7
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance cost.

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

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2018	2019
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$26	$(20)
Fair value changes on hedging instruments	(339)	250
Fair value changes on hedged debt	329	(253)
Derivatives not designated as hedging instruments
Interest rate contracts	(17)	(27)
Foreign currency exchange contracts (a)	(12)	(6)
Cross-currency interest rate swap contracts	(58)	(145)
Total	$(71)	$(201)
__________

(a)	Reflects forward contracts between Ford Credit and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2018			March 31, 2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$22,989	$158	$208	$23,894	$217	$143
Derivatives not designated as hedging instruments
Interest rate contracts	76,904	235	274	67,726	216	295
Foreign currency exchange contracts	4,318	45	24	3,893	52	30
Cross-currency interest rate swap contracts	5,235	232	157	6,331	146	216
Total derivative financial instruments, gross (a) (b)	$109,446	$670	$663	$101,844	$631	$684
__________

(a)	At December 31, 2018 and March 31, 2019, we held collateral of $19 million and $26 million, respectively, and we posted collateral of $59 million and $63 million, respectively.

(b)
At December 31, 2018 and March 31, 2019, the fair value of assets and liabilities available for counterparty netting was $233 million and $219 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2018	March 31, 2019
Accrued interest and other non-finance receivables	$1,080	$1,116
Collateral held for resale, at net realizable value, and other inventory	877	737
Prepaid reinsurance premiums and other reinsurance recoverables	658	663
Deferred charges – income taxes	216	200
Property and equipment, net of accumulated depreciation (a)	192	200
Investment in non-consolidated affiliates	123	127
Restricted cash	140	121
Operating lease assets	—	92
Deferred charges	96	89
Other	74	97
Total other assets	$3,456	$3,442
__________

(a)	Accumulated depreciation was $367 million and $375 million at December 31, 2018 and March 31, 2019, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2018	March 31, 2019
Unearned insurance premiums and fees	$775	$779
Interest payable	752	637
Income tax and related interest (a)	369	329
Deferred revenue	113	126
Operating lease liabilities	—	94
Payroll and employee benefits	70	45
Other	228	208
Total other liabilities and deferred revenue	$2,307	$2,218
__________

(a)	Includes tax and interest payable to affiliated companies of $193 million and $182 million at December 31, 2018 and March 31, 2019, respectively.

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in our consolidated balance sheet. These investments were $9 million at both December 31, 2018 and March 31, 2019. There were no material adjustments to the fair values of these investments during the period ending March 31, 2019.

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $87 million and $76 million at December 31, 2018 and March 31, 2019, respectively. Admission fee revenue on group financing products is generally recognized evenly over the term of the agreement, which is up to 84 months. Increases in the admission fee deferred revenue balance are the result of payments due during the current period in advance of satisfying our performance under the contract and decreases are a result of revenue recognized during the current period that was previously deferred.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT
Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2018	March 31, 2019	2018	2019	2018	2019
Short-term debt
Unsecured debt
Floating rate demand notes	$5,880	$6,170
Commercial paper	3,749	3,713
Other short-term debt	4,213	3,760
Asset-backed debt	943	983
Total short-term debt	14,785	14,626	3.5%	3.4%	3.5%	3.4%
Long-term debt
Unsecured debt
Notes payable within one year	14,373	13,814
Notes payable after one year	52,409	55,849
Asset-backed debt (a)
Notes payable within one year	22,130	23,502
Notes payable after one year	36,844	35,306
Unamortized discount	2	1
Unamortized issuance costs	(211)	(221)
Fair value adjustments (b)	(186)	73
Total long-term debt	125,361	128,324	2.8%	3.0%	2.8%	3.0%
Total debt	$140,146	$142,950	2.8%	3.0%	2.9%	3.1%

Fair value of debt (c)	$138,888	$142,595
__________

(a)
Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

(b)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $38.0 billion and $38.1 billion at December 31, 2018 and March 31, 2019, respectively.

(c)
The fair value of debt includes $13.8 billion and $13.6 billion of short-term debt at December 31, 2018 and March 31, 2019, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The changes in the balance of Accumulated Other Comprehensive Income / (Loss) (“AOCI”) attributable to Ford Credit for the periods ended March 31 were as follows (in millions):

	First Quarter
	2018	2019
Beginning AOCI balance	$(419)	$(829)
Net gain / (loss) on foreign currency translation	113	20
Ending AOCI balance	$(306)	$(809)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2018	2019
Gains / (Losses) on derivatives	$(87)	$(178)
Currency revaluation gains / (losses)	62	131
Interest and investment income	42	79
Other	20	27
Total other income, net	$37	$59

NOTE 14. SEGMENT INFORMATION

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We segment our business based on geographic regions: the Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other. The following is a brief description of our segments:

•	Americas Segment – United States, Canada, Mexico, Brazil, and Argentina

•	Europe Segment – European region and South Africa

•	Asia Pacific Segment – China and India

Key financial information for our business segments for the periods ended or at March 31 were as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
First Quarter 2018
Total revenue	$2,581	$295	$144	$3,020	$—	$3,020
Income before income taxes	515	111	46	672	(31)	641
Other disclosures:
Depreciation on vehicles subject to operating leases	1,048	5	—	1,053	—	1,053
Interest expense	752	72	91	915	(3)	912
Provision for credit losses	86	5	3	94	—	94
Net finance receivables and net investment in operating leases	120,392	27,702	7,574	155,668	(8,017)	147,651
Total assets	127,013	30,109	7,961	165,083	—	165,083

First Quarter 2019
Total revenue	$2,793	$303	$98	$3,194	$—	$3,194
Income before income taxes	644	116	34	794	7	801
Other disclosures:
Depreciation on vehicles subject to operating leases	912	12	—	924	—	924
Interest expense	972	80	61	1,113	8	1,121
Provision for credit losses	38	5	(10)	33	—	33
Net finance receivables and net investment in operating leases	123,323	27,066	4,885	155,274	(8,418)	146,856
Total assets	130,603	29,459	5,353	165,415	—	165,415
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
Lease Commitments

We lease various land, buildings, and equipment under agreements that expire over various contractual periods ranging from less than one year to 11 years. Many of our leases contain one or more options to extend. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. The leased (“right-of-use”) assets in operating lease arrangements are presented in Other assets on our consolidated balance sheet.

We do not separate the non-lease components (e.g., maintenance and operating services) from the lease components to which they relate. Instead, non-lease components are included in the measurement of the lease liabilities.  We calculate the initial lease liability as the present value of fixed payments not yet paid using the discount rate implicit in the lease.  If the discount rate is not readily determinable, we use our incremental borrowing rate. Operating lease liabilities are reported in Other liabilities and deferred revenue. Variable payments are included in the lease liability if they are based on a market rate or an index (e.g., CPI). Variable payments that do not meet this criterion are expensed as incurred.

We have rental commitments for certain land, buildings, and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Minimum rentals on operating leases	$19	$14	$11	$10	$9	$34	$97

The amounts contractually due on our operating lease liabilities as of March 31, 2019 were as follows (in millions):

	Within 1 year	After 1 year and within 2 years	After 2 years and within 3 years	After 3 years and within 4 years	After 4 years and within 5 years	After 5 years	Total
Operating lease	$20	$16	$12	$12	$11	$35	$106
Less: Present value discount							(12)
Total operating lease liabilities							$94

Our operating and variable lease expense for the period ending March 31, 2019 was $6 million. The right-of-use assets obtained in exchange for operating lease liabilities for the same period was $11 million.

As of March 31, 2019, the weighted average remaining lease term for operating leases was 7 years and the weighted average remaining discount rate for operating leases was 3.3%.

Guarantees and Indemnifications

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

The maximum potential payments under these guarantees and limited indemnities totaled $34 million and $38 million at December 31, 2018 and March 31, 2019, respectively. Of these values, $29 million and $32 million at December 31, 2018 and March 31, 2019, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2018 or March 31, 2019.

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

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE Bank plc (“FCE”) received a decision from the Italian Competition Authority, which included an assessment of a fine against FCE in the amount of about $50 million.  On March 8, 2019, FCE appealed the decision and the fine with the ultimate resolution of the matter potentially taking several years.  While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

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

◦
As of January 1, 2019, we changed our accounting method for reporting early termination losses related to customer defaults on operating leases.  Prior to the first quarter of 2019, we presented the early termination loss reserve on operating leases due to customer default events as part of the allowance for credit losses which reduces Net investment in operating leases on the balance sheet.  On the income statement, the incurred losses were included in Provision for credit losses.  We now consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Net investment in operating leases on the balance sheet, and Depreciation on vehicles subject to operating leases on the income statement.  We believe this change in accounting method is preferable as the characterization of these changes are better reflected as depreciation.  We have reclassified prior period amounts to reflect these changes.  For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2018 Form 10-K Report.

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

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. With the change in accounting method discussed above, Depreciation on vehicles subject to operating leases now reflects early termination losses on operating leases due to customer default events, for all periods presented. For additional information, refer to the “Critical Accounting Estimates” section of Item 7 of Part II of our 2018 Form 10-K Report.

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

•	Securitization Cash (as shown on the Liquidity Sources chart) – Cash held for the benefit of the securitization investors (for example, a reserve fund)

•
Term Asset-Backed Securities (as shown on the Funding Structure chart) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

•
Total Debt (as shown on the Leverage chart) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•
Total Net Receivables (as shown on the Total Net Receivables Reconciliation To Managed Receivables chart) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

•
Unallocated Other (as shown on the EBT by Segment chart) – Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Quarter 2019 Compared with First Quarter 2018

The following chart shows our key metrics:

Key Metrics

	FIRST QUARTER		
	2018	2019	H / (L)
Net Receivables (Bils)	$ 148	$ 147	(1) %
Managed Receivables* (Bils)	$ 156	$ 155	- %
Loss-to-Receivables** (LTR)	61 bps	55 bps	(6) bps
Auction Values***	$ 17,510	$ 17,240	(2) %
Earnings Before Taxes (EBT) (Mils)	$ 641	$ 801	$ 160
ROE (Pct)	18 %	16 %	(2) ppt

Other Balance Sheet Metrics

	2018	2019	H / (L)
Debt (Bils)	$ 142	$ 143	1 %
Liquidity (Bils)	$ 28	$ 31	10 %
Financial Statement Leverage (to 1)	9.1	9.6	0.5
Managed Leverage* (to 1)	8.4	8.8	0.4

* Reconciliation to GAAP provided in the Financial Condition section
** U.S. retail only, previously included both retail and lease
*** U.S. 36-month off-lease first quarter auction values at 1Q 2019 mix

- Strong EBT up 25% YoY, the best quarterly result since 2010
- Receivables down slightly from a year ago in line with strategy to cap managed receivables at about $155B
- U.S. consumer credit metrics healthy, with improved LTR
- Balance sheet and liquidity remain strong; managed leverage within target range of 8:1 to 9:1

In the first quarter of 2019, EBT was $801 million, $160 million higher compared with a year ago. Net receivables were 1% lower and managed receivables down slightly compared with a year ago, driven by declines in the Asia Pacific and Europe Segments, partially offset by an increase in the Americas Segment. Consumer credit metrics were healthy in the United States, with the loss-to-receivables ratio at 0.55%, which improved six basis points from a year ago. U.S. auction values were down 2% compared with a year ago and consistent with expectations.

ROE was 16%, two percentage points lower compared with a year ago, primarily reflecting a higher effective tax rate, partially offset by higher EBT. Our balance sheet remains strong with managed leverage within our target range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the factors that contributed to the strong first quarter EBT:

1Q 2019 EBT YoY Bridge (Mils)

$641
$17
$(45)
$60
$126
$(22)
$24
$801
Change in Reserves $ 78
Charge-offs (18)
Supplemental Depreciation $ 257
Residual Losses (131)
1Q 2018
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
1Q 2019

- Ford Credit EBT at $801M, up $160M YoY
- Higher EBT reflects incremental benefit from:
  - Lower supplemental depreciation on vehicles in Ford Credit's lease portfolio
  - Lower credit loss reserves reflecting continued strength in consumer credit metrics

Our first quarter 2019 EBT was $160 million higher than a year ago, led by favorable lease residual and credit loss performance, partially offset by unfavorable financing margin.

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

EBT By Segment

	1Q	
	2019	H / (L) 2018
Results (Mils)		
Americas segment	$ 644	$ 129
Europe segment	116	5
Asia Pacific segment	34	(12)
Total segments	$ 794	$ 122
Unallocated other	7	38
Earnings before taxes	$ 801	$ 160
(Provision for) / Benefit from income taxes	(198)	(258)
Net income	$ 603	$ (98)
Contract placement volumes (000)	404	(110)

Our first quarter 2019 net income was $603 million, a decrease of $98 million compared with a year ago, primarily reflecting a higher effective tax rate, partially offset by higher EBT.

Americas Segment

The Americas Segment first quarter 2019 EBT of $644 million was $129 million higher compared with first quarter 2018, explained primarily by improved lease residual and credit loss performance, partially offset by unfavorable financing margin.

Europe Segment

The Europe Segment first quarter 2019 EBT of $116 million was $5 million higher compared with first quarter 2018, explained primarily by favorable volume and mix and a gain upon closure of our branch in Greece, partially offset by unfavorable exchange.

Asia Pacific Segment

The Asia Pacific Segment first quarter 2019 EBT of $34 million was $12 million lower compared with first quarter 2018, explained primarily by unfavorable volume and mix.

Unallocated Other

Unallocated other was a $7 million gain for first quarter 2019, a $38 million improvement from first quarter 2018, reflecting favorable performance in market valuation adjustments to derivatives.

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

The following chart shows our United States and Canada retail installment and lease share of new Ford and Lincoln brand vehicle retail installment, lease, and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is the Americas segment consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

Americas Financing Shares And Contract Placement Volume

	1Q	
	2018	2019
Financing Shares (%)		
Retail Installment and Lease Share of Ford Retail Sales (excl. Fleet)		
United States	61 %	50 %
Canada	70	67
Wholesale Share		
United States	76 %	76 %
Canada	60	57
Contract Placement Volume - New and Used Retail / Lease (000)		
United States	272	200
Canada	33	30
Mexico	10	7
Total Americas Segment	315	237

In the first quarter of 2019, U.S. contract placement volume was down compared with a year ago, primarily reflecting lower financing share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Europe’s retail installment and lease share of new Ford brand vehicles sold and wholesale financing share of new Ford brand vehicles acquired by dealers. Also shown is Europe’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

Europe Financing Shares And Contract Placement Volume

	1Q	
	2018	2019
Financing Shares (incl. Fleet) (%)		
Retail Installment and Lease Share of Total Ford Sales		
U.K.	37 %	37 %
Germany	48	50
Total Europe Segment	36	36
Wholesale Share		
U.K.	100 %	100 %
Germany	94	93
Total Europe Segment	98	98
Contract Placement Volume - New and Used Retail / Lease (000)		
U.K.	46	41
Germany	39	42
All Other	62	56
Total Europe Segment	147	139

In the first quarter of 2019, Europe Segment financing share was unchanged from a year ago and total contract placement volume was down from a year ago reflecting lower Ford sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Asia Pacific’s retail installment share of new Ford and Lincoln brand vehicles sold by dealers and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is Asia Pacific’s consumer financing contract placement volume for new and used vehicles. All data is for the periods ended March 31:

Asia Pacific Financing Shares And Contract Placement Volume

	1Q	
	2018	2019
Financing Shares (incl. Fleet) (%)		
Retail Installment Share of Total Ford Sales		
China	35 %	33 %
India	9	11
Wholesale Share		
China	61 %	59 %
India	38	36
Contract Placement Volume - New and Used Retail (000)		
China	50	26
India	2	2
Total Asia Pacific Segment	52	28

In the first quarter of 2019, Asia Pacific Segment total contract placement volume was down 46% compared with a year ago, driven primarily by lower Ford sales in China.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

1Q 2019 Net Receivables Mix (Bils)

Net Investment in Operating Leases
Consumer Financing
Non-Consumer Financing
$146.9
$27.6
$74.5
$44.8
$115.8
$27.1
$55.4
$33.3
$26.4
$15.6
$10.3
$4.7
Total
Americas
Europe
Asia Pacific

	1Q 2019 (Pct.)	H / (L) 2018 (Ppts.)
SUV / CUV	57	2
Truck	28	4
Car	15	(6)

- Operating lease portfolio was 19% of total net receivables
- U.S. and Canada represent 98% of operating lease portfolio

Our operating lease portfolio is prudently managed and was 19% of total net receivables at March 31, 2019. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 98% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our reconciliation for our non-GAAP financial measure, managed receivables:

Total Net Receivables Reconciliation To Managed Receivables (Bils)

	2017 Dec 31	2018 Mar 31	2018 Dec 31	2019 Mar 31
Finance receivables, net (GAAP)	$ 116.0	$ 121.0	$ 118.8	$ 119.3
Net investment in operating leases (GAAP)	26.7	26.7	27.4	27.6
Total net receivables*	$ 142.7	$ 147.7	$ 146.3	$ 146.9
Unearned interest supplements and residual support	6.1	6.2	6.8	6.8
Allowance for credit losses	0.6	0.6	0.6	0.5
Other, primarily accumulated supplemental depreciation	1.1	1.2	1.2	1.1
Total managed receivables (Non-GAAP)	$ 150.5	$ 155.7	$ 154.9	$ 155.3

* Numbers may not sum due to rounding

At December 31, 2017, March 31, 2018, December 31, 2018, and March 31, 2019, total net receivables includes consumer receivables before allowance for credit losses of $38.9 billion, $39.3 billion, $40.7 billion, and $43.2 billion, respectively, and non-consumer receivables before allowance for credit losses of $24.5 billion, $26.6 billion, $25.7 billion, and $26.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2017, March 31, 2018, December 31, 2018, and March 31, 2019, total net receivables includes net investment in operating leases of $11.5 billion, $12 billion, $16.3 billion, and $16.0 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2018 Form 10-K Report and Note 7 of our Notes to the Financial Statements for the period ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail financing) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II to our 2018 Form 10-K Report.

Most of our charge-offs are related to retail financing. Charge-offs are affected by the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail financing. For additional information on severity, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II to our 2018 Form 10-K Report.

In purchasing retail installment and finance lease contracts, we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations. While FICO is a part of our scoring system, our models enable us to more effectively determine the probability that a customer will pay than using credit scores alone. When we originate business, our models project expected losses and we price accordingly. We ensure the business fits our risk appetite. For additional information on the quality of our receivables, see Note 4 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Origination Metrics

We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 6% of our portfolio and has been stable for over 10 years.

The following charts show quarterly trends for FICO, higher risk mix, and retail installment contract terms:

U.S. Origination Metrics

Retail and Lease FICO and Higher Risk Mix (Pct)
Higher Risk Portfolio Mix
Average Placement FICO
750
743
745
747
747
741
6%
6%
6%
6%
6%
6%
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

Retail Contract Terms
Retail ≥ 84 Months Mix
Average Retail Placement Term
65 mo
65 mo
65 mo
66 mo
65 mo
65 mo
3%
4%
4%
4%
5%
5%
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

- Disciplined and consistent underwriting practices
- Portfolio quality evidenced by FICO scores and steady risk mix
- Extended-term contracts relatively small part of our business

Our first quarter 2019 average placement FICO score remained strong.

Our average retail term was unchanged from a year ago, and retail contracts of 84 months and longer continued to be a relatively small part of our business. Ford Credit remains focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want. Ford Credit origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail business, which comprised 60% of our worldwide consumer finance receivables at March 31, 2019. Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average finance receivables.

U.S. Retail Credit Loss Drivers

Over-60-Day Delinquencies (excl. Bankruptcies)
0.15%
0.14%
0.12%
0.14%
0.13%
0.13%
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

Repossessions (000) and Repo. Rate (Pct)
Repo. Rate
Repossessions
1.34%
1.41%
1.17%
1.26%
1.26%
1.24%
7
8
6
7
7
7
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

Severity (000)
$10.8
$10.9
$10.3
$9.8
$10.6
$10.9
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

Charge-Offs (Mils) and LTR Ratio (Pct)
LTR Ratio
Charge-Offs
0.69%
0.61%
0.40%
0.51%
0.66%
0.55%
$80
$70
$47
$61
$80
$65
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

- Delinquencies and repossessions remained low
- Severity flat YoY
- Strong loss metrics reflect healthy consumer credit conditions

Compared with a year ago, both delinquencies and the repossession rate have improved, while severity was flat.

Our first quarter 2019 charge-offs and LTR ratio improved from a year ago.

Credit loss metrics remain strong, reflecting a healthy business environment and consumer credit conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Credit Losses

The following charts show annual trends of charge-offs (credit losses, net of recoveries), LTR ratio, credit loss reserve, and our credit loss reserve as a percentage of end-of-period (“EOP”) finance receivables:

Worldwide Credit Loss Metrics

Charge-Offs (Mils) and LTR Ratio (Pct)
LTR Ratio
Charge-Offs
0.38%
0.31%
0.25%
0.43%
0.42%
0.36%
$112
$93
$76
$127
$129
$109
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

Credit Loss Reserve (Mils) and
Reserve as a Pct of EOP Managed Receivables (Pct)
Reserve as a Pct of EOP Managed Receivables
Credit Loss Reserve
0.50%
0.48%
0.49%
0.49%
0.48%
0.42%
$597
$600
$587
$586
$589
$513
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

- Worldwide credit loss metrics remain strong
- Credit loss reserve based on historical losses, portfolio quality, and receivables level

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio in the first quarter of 2019 was up compared with a year ago.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivables level.

The credit loss reserve and the reserve as a percent of managed receivables were both lower than a year ago.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2018 Form 10-K Report.

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford and Lincoln brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for 87% of our total net investment in operating leases at March 31, 2019.

U.S. Lease Origination Metrics

Lease Placement Volume (000)

24-Month
39-Month / Other
36-Month
82
8
65
9
93
12
58
23
104
12
75
17
95
10
80
5
93
9
75
9
83
9
48
26
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

Lease Share of Retail Sales (Pct)

Ford Credit
Industry*
28%
31%
30%
29%
29%
31%
17%
23%
23%
21%
21%
23%
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

* Source: J.D. Power PIN

- Lease share flat YoY and below industry, reflecting Ford sales mix

Our first quarter 2019 lease placement volume was down compared with a year ago. Both industry lease share and Ford Credit lease share in the first quarter of 2019 were flat compared with a year ago. Ford Credit’s lease share remains below the industry, reflecting the Ford sales mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes, return rates, and off-lease auction values at constant first quarter 2019 vehicle mix in the respective periods:

U.S. Lease Residual Performance

Lease Return Volume (000) and Return Rates (Pct)
Return Rates
Return Volume
78%
79%
78%
77%
78%
80%
61
68
71
71
71
74
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

Off-Lease Auction Values (at 1Q19 Mix)
36-Month
$17,585
$17,510
$18,360
$18,870
$17,950
$17,240
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19

- Auction values down 2% YoY; continue to expect FY to be down about 4% YoY

Lease return volume and the return rate in the first quarter of 2019 were up from a year ago. Our first quarter 2019 36-month off-lease auction values were lower compared with a year ago.

We continue to expect full-year 2019 off-lease 36-month auction values to be about 4% lower compared with 2018 at constant mix.

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

The following rating actions were taken by NRSROs since the filing of our 2018 Form 10-K Report.

•On March 8, 2019, DBRS revised the outlook to negative from stable for Ford Credit and affirmed its ratings.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	R-2M	Negative	BBB (low)
Fitch	BBB	F2	Stable	BBB-
Moody’s	Baa3	P-3	Negative	Baa3
S&P	BBB	A-2	Negative	BBB-

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

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

Funding Structure – Managed Receivables*
(Bils)

	2017 Dec 31	2018 Dec 31	2019 Mar 31
Term Debt (incl. Bank Borrowings)	$ 75	$ 70	$ 73
Term Asset-Backed Securities	53	60	60
Commercial Paper	5	4	4
Ford Interest Advantage / Deposits	5	6	6
Other	9	10	10
Equity	16	15	15
Adjustments For Cash	(12)	(10)	(13)
Total Managed Receivables	$ 151	$ 155	$ 155
Securitized Funding as Pct of Managed Receivables	35%	39%	38%

- Funding is diversified across platforms and markets
- Well capitalized with a strong balance sheet and ample liquidity

* Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $155 billion as of March 31, 2019, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 38%.

We target a mix of securitized funding between 35% and 40%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full-year 2017 and 2018, planned issuances for full-year 2019, and our global public term funding issuances through April 24, 2019, excluding short-term funding programs:

Public Term Funding Plan* (Bils)

	2017 Actual	2018 Actual	2019 Forecast	Through Apr 24
Unsecured — Currency of issuance				
(USD Equivalent)				
USD	$ 10	$ 6	$ 9 - 11	$ 4
CAD	2	1	1 - 2	1
EUR / GBP	3	4	3 - 4	2
Other	1	1	1	-
Total unsecured	$ 16	$ 13	$ 14 - 18	$ 8
Securitizations	15	14	13 - 15	6
Total public	$ 32	$ 27	$ 27 - 32	$ 13

* Numbers may not sum due to rounding

Our total unsecured public term funding plan is categorized by currency of issuance. We plan to continue issuing our eurocurrency-denominated (e.g., euro and sterling) public unsecured debt from the United States. For 2019, we now project full-year public term funding in the range of $27 billion to $32 billion.

Through April 24, 2019, we have completed $13 billion of public term issuances.

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

The following chart shows our liquidity sources and utilization:

Liquidity Sources (Bils)

	2018 Mar 31	2018 Dec 31	2019 Mar 31
Liquidity Sources			
Cash	$ 11.8	$ 10.2	$ 12.8
Committed ABS facilities	33.9	35.4	35.2
Other unsecured credit facilities	3.4	3.0	3.3
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$ 52.1	$ 51.6	$ 54.3
Utilization of Liquidity			
Securitization cash	$ (3.2)	$ (3.0)	$ (3.3)
Committed ABS facilities	(19.9)	(20.7)	(19.8)
Other unsecured credit facilities	(1.1)	(0.7)	(0.6)
Ford corporate credit facility allocation	-	-	-
Total utilization of liquidity	$ (24.2)	$ (24.4)	$ (23.7)
Gross liquidity	$ 27.9	$ 27.2	$ 30.6
Adjustments	0.3	0.1	0.4
Net liquidity available for use	$ 28.2	$ 27.3	$ 31.0

Our liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of about $25 billion.

At March 31, 2019, our net liquidity available for use was $31.0 billion, $3.7 billion higher than year-end 2018. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. At March 31, 2019, our liquidity sources including cash totaled $54.3 billion, up $2.7 billion from year-end 2018.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2019, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $12.8 billion, compared with $10.2 billion at year-end 2018.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.0 billion and $3.3 billion at December 31, 2018 and March 31, 2019, respectively.

Committed Capacity. At March 31, 2019, our committed capacity totaled $41.5 billion, compared with $41.4 billion at December 31, 2018. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $35.2 billion ($17.5 billion of retail financing, $5.8 billion of wholesale financing, and $11.9 billion of operating leases) at March 31, 2019. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $17.4 billion having maturities within the next twelve months and the remaining balance having maturities through 2021. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2019, $19.8 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At March 31, 2019, we and our majority-owned subsidiaries had $6.3 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement, the Ford Bank Agreement, and the allocation under Ford’s corporate credit facility. At March 31, 2019, $5.7 billion was available for use.

FCE’s £745 million (equivalent to $976 million at March 31, 2019) syndicated credit facility (the “FCE Credit Agreement”) matures in 2021.  At March 31, 2019, £665 million (equivalent to $872 million) was available for use.  Ford Bank GmbH’s €240 million (equivalent to $270 million at March 31, 2019) syndicated credit facility (the “Ford Bank Credit Agreement”) matures in 2021.  At March 31, 2019, all €240 million was available for use.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires our guarantee of Ford Bank’s obligations under the agreement to remain in effect.

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 25% of the commitments maturing on April 30, 2022 and 75% of the commitments maturing on April 30, 2024. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity.

Funding and Liquidity Risks

Refer to the “Funding and Liquidity Risks” section of Item 7 of Part II of our 2018 Form 10-K Report for a list of factors that could affect our liquidity and information on our stress testing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following chart shows the calculation of our financial statement leverage and managed leverage:

Leverage (Bils)

	2018 Mar 31	2018 Dec 31	2019 Mar 31
<u>Leverage Calculation</u>			
Total debt	$ 142.0	$ 140.1	$ 142.9
Adjustments for cash	(11.8)	(10.2)	(12.8)
Adjustments for derivative accounting	0.3	0.2	(0.1)
Total adjusted debt	$ 130.5	$ 130.1	$ 130.0
Equity	$ 15.7	$ 15.0	$ 14.9
Adjustments for derivative accounting	(0.2)	(0.2)	(0.2)
Total adjusted equity	$ 15.5	$ 14.8	$ 14.7
Financial statement leverage (to 1) (GAAP)	9.1	9.4	9.6
Managed leverage (to 1) (Non-GAAP)	8.4	8.8	8.8

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At March 31, 2019, our financial statement leverage was 9.6:1, and managed leverage was 8.8:1. We target managed leverage in the range of 8:1 to 9:1.

Outlook

We now expect full-year 2019 EBT to be about the same as 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note on Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including without limitation:

•	Ford’s long-term competitiveness depends on the successful execution of fitness actions;

•	Industry sales volume, particularly in the United States, Europe, or China, can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event;

•	Ford’s new and existing products and mobility services are subject to market acceptance;

•	Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;

•	Ford may face increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in commodity prices, foreign currency exchange rates, and interest rates can have a significant effect on results;

•	With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including Brexit;

•	Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor disputes, natural or man-made disasters, financial distress, production difficulties, or other factors;

•	Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;

•	Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition;

•	Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed;

•	Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;

•	Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, and other regulations that may change in the future

•	Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•	Ford’s receipt of government incentives could be subject to reduction, termination, or clawback;

•	Operational systems, security systems, and vehicles could be affected by cyber incidents;

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2018 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”). ASU 2016-13 is expected to result in a significant change in practice to Ford Credit. For additional information, see Note 2 of the Notes to the Financial Statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2018 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2019, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $7 million over the next 12 months, compared with an increase of $51 million at December 31, 2018. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. David W. McClelland, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2019, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.
European Competition Law Matter. As previously reported, on October 5, 2018, FCE Bank plc (“FCE”) received a notice from the Italian Competition Authority (the “ICA”) concerning an alleged violation of Article 101 of the Treaty on the Functioning of the European Union. The ICA alleges that FCE and other parties engaged in anti-competitive practices in relation to the automotive finance market in Italy.  On January 9, 2019, FCE received a decision from the ICA, which included an assessment of a fine against FCE in the amount of about $50 million. On March 8, 2019, FCE appealed the decision and the fine with the ultimate resolution of the matter potentially taking several years.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Designation	Description	Method of Filing

Exhibit 18	Letter of PricewaterhouseCoopers LLP, dated April 25, 2019, related to financial information	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 101.INS	XBRL Instance Document.	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	April 25, 2019