Form 10-Q
period 2019-06-30
FORD MOTOR CREDIT CO LLC
filed 2019-07-25
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
3.588% Notes due June 2, 2020	F/20S	New York Stock Exchange
0.623% Notes due June 28, 2023*	F/23E	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.125% Notes due on June 20, 2024	F/24O	New York Stock Exchange
3.021% Notes due March 6, 2024	F/24M	New York Stock Exchange
4.535% Notes due March 6, 2025*	F/25K	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
1.514% Notes due February 17, 2023	F/23G	New York Stock Exchange
2.386% Notes due February 17, 2026	F/26AB	New York Stock Exchange
Floating Rate Notes due December 12, 2019*	F/19A	New York Stock Exchange
Floating Rate Notes due December 16, 2019*	F/19C	New York Stock Exchange
Floating Rate Notes due May 14, 2021*	F/21C	New York Stock Exchange
Floating Rate Notes due December 1, 2021*	F/21AQ	New York Stock Exchange
Floating Rate Notes due December 7, 2022*	F/22T	New York Stock Exchange
Floating Rate Notes due November 15, 2023*	F/23D	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
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
For the Quarter Ended June 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended June 30,
	2018	2019	2018	2019
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,443	$1,472	$2,858	$2,949
Retail financing	959	987	1,907	1,971
Dealer financing	569	596	1,105	1,204
Other financing	20	26	42	50
Total financing revenue	2,991	3,081	5,912	6,174
Depreciation on vehicles subject to operating leases	(986)	(894)	(2,039)	(1,818)
Interest expense	(997)	(1,114)	(1,909)	(2,235)
Net financing margin	1,008	1,073	1,964	2,121
Other revenue
Insurance premiums earned	43	46	84	93
Fee based revenue and other	65	61	123	115
Total financing margin and other revenue	1,116	1,180	2,171	2,329
Expenses
Operating expenses	357	350	702	714
Provision for credit losses (Note 6)	69	63	163	96
Insurance expenses	46	60	58	70
Total expenses	472	473	923	880

Other income, net (Note 13)	1	124	38	183

Income before income taxes	645	831	1,286	1,632
Provision for / (Benefit from) income taxes	166	218	106	416
Net income	$479	$613	$1,180	$1,216

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2018	2019	2018	2019
	Second Quarter		First Half
	(unaudited)
Net income	$479	$613	$1,180	$1,216
Other comprehensive income / (loss), net of tax (Note 12)
Foreign currency translation	(364)	8	(251)	28
Comprehensive income / (loss)	$115	$621	$929	$1,244

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2018	June 30, 2019
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,607	$12,618
Marketable securities (Note 3)	1,308	2,247
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	110,388	107,119
Finance leases	8,426	8,622
Total finance receivables, net (Note 4)	118,814	115,741
Net investment in operating leases (Note 5)	27,449	27,738
Notes and accounts receivable from affiliated companies	905	935
Derivative financial instruments (Note 9)	670	1,186
Other assets (Note 10)	3,456	3,553
Total assets	$162,209	$164,018

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,097	$1,067
Affiliated companies	426	885
Total accounts payable	1,523	1,952
Debt (Note 11)	140,146	141,470
Deferred income taxes	2,595	2,669
Derivative financial instruments (Note 9)	663	477
Other liabilities and deferred revenue (Note 10)	2,307	2,556
Total liabilities	147,234	149,124

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss) (Note 12)	(829)	(801)
Retained earnings	10,577	10,468
Total shareholder’s interest	14,975	14,894
Total liabilities and shareholder’s interest	$162,209	$164,018

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2018	June 30, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$2,728	$3,719
Finance receivables, net	58,662	58,118
Net investment in operating leases	16,332	13,986
Derivative financial instruments	27	8

LIABILITIES
Debt	$53,269	$51,791
Derivative financial instruments	24	62

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss) (Note 12)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2017	$5,227	$(419)	$11,076	$15,884
Net income	—	—	701	701
Other comprehensive income / (loss), net of tax	—	113	—	113
Distributions declared	—	—	(1,013)	(1,013)
Balance at March 31, 2018	$5,227	$(306)	$10,764	$15,685

Net income	—	—	479	479
Other comprehensive income / (loss), net of tax	—	(364)	—	(364)
Distributions declared	—	—	(450)	(450)
Balance at June 30, 2018	$5,227	$(670)	$10,793	$15,350

Balance at December 31, 2018	$5,227	$(829)	$10,577	$14,975
Net income	—	—	603	603
Other comprehensive income / (loss), net of tax	—	20	—	20
Distributions declared	—	—	(675)	(675)
Balance at March 31, 2019	$5,227	$(809)	$10,505	$14,923

Net income	—	—	613	613
Other comprehensive income / (loss), net of tax	—	8	—	8
Distributions declared	—	—	(650)	(650)
Balance at June 30, 2019	$5,227	$(801)	$10,468	$14,894

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2018	2019
	First Half
	(unaudited)
Cash flows from operating activities
Net cash provided by / (used in) operating activities	$2,986	$2,909

Cash flows from investing activities
Purchases of finance receivables	(22,494)	(17,770)
Principal collections of finance receivables	21,659	20,888
Purchases of operating lease vehicles	(7,537)	(6,500)
Proceeds from termination of operating lease vehicles	4,816	4,734
Net change in wholesale receivables and other short-duration receivables	(130)	896
Purchases of marketable securities	(2,821)	(2,099)
Proceeds from sales and maturities of marketable securities	3,368	1,183
Settlements of derivatives	156	23
All other investing activities	131	(24)
Net cash provided by / (used in) investing activities	(2,852)	1,331

Cash flows from financing activities
Proceeds from issuances of long-term debt	27,959	24,983
Principal payments on long-term debt	(24,792)	(24,298)
Change in short-term debt, net	(2,093)	(565)
Cash distributions to parent	(1,463)	(1,325)
All other financing activities	(50)	(64)
Net cash provided by / (used in) financing activities	(439)	(1,269)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(152)	24

Net increase / (decrease) in cash, cash equivalents and restricted cash	$(457)	$2,995

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$9,682	$9,747
Net increase / (decrease) in cash, cash equivalents and restricted cash	(457)	2,995
Cash, cash equivalents and restricted cash at end of period (Note 3)	$9,225	$12,742

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

Restructuring and Other Actions

During the first six months of 2019, we continued to execute separation and restructuring actions associated with our plans to transform the operational fitness of our business.

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

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses. We plan to adopt the new standard and the related amendments on the effective date of January 1, 2020 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings. We anticipate adoption will increase the amount of expected credit losses reported in Finance receivables, net on our consolidated balance sheet and do not expect a material impact to our income statement.

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

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

	Fair Value Level	December 31, 2018	June 30, 2019
Cash and cash equivalents
U.S. government	1	$139	$575
U.S. government and agencies	2	25	849
Non-U.S. government and agencies	2	114	875
Corporate debt	2	884	907
Total marketable securities classified as cash equivalents		1,162	3,206
Cash, time deposits and money market funds		8,445	9,412
Total cash and cash equivalents		$9,607	$12,618

Marketable securities
U.S. government	1	$289	$338
U.S. government and agencies	2	65	135
Non-U.S. government and agencies	2	610	1,349
Corporate debt	2	198	200
Other marketable securities	2	146	225
Total marketable securities		$1,308	$2,247

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the statement of cash flows are presented separately on our consolidated balance sheet as follows (in millions):

	December 31, 2018	June 30, 2019
Cash and cash equivalents	$9,607	$12,618
Restricted cash included in other assets (a)	140	124
Total cash, cash equivalents, and restricted cash	$9,747	$12,742

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

Finance receivables, net were as follows (in millions):

	December 31, 2018	June 30, 2019
Consumer
Retail installment contracts, gross	$70,999	$68,846
Finance leases, gross	8,748	8,984
Retail financing, gross	79,747	77,830
Unearned interest supplements from Ford and affiliated companies	(3,508)	(3,512)
Consumer finance receivables	76,239	74,318

Non-Consumer
Dealer financing	40,996	40,144
Other financing	2,168	1,792
Non-Consumer finance receivables	43,164	41,936
Total recorded investment	$119,403	$116,254

Recorded investment in finance receivables	$119,403	$116,254
Allowance for credit losses	(589)	(513)
Finance receivables, net	$118,814	$115,741

Net finance receivables subject to fair value (a)	$110,388	$107,119
Fair value (b)	109,794	107,251
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

At December 31, 2018 and June 30, 2019, accrued uncollected interest was $264 million and $263 million, respectively, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2018 and June 30, 2019 were consumer receivables of $40.7 billion and $39.3 billion, respectively, and non-consumer receivables of $25.7 billion and $25.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The amounts contractually due on finance lease receivables were as follows (in millions):

June 30, 2019
Within one year	$2,075
After one year and within two years	2,006
After two years and within three years	1,599
After three years and within four years	708
After four years and within five years	120
After five years	2
Total future cash payments	6,510
Less: Present value discount	(313)
Finance lease receivables	$6,197

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net is as follows (in millions):

June 30, 2019
Finance lease receivables	$6,197
Unguaranteed residual assets	2,661
Initial direct costs	126
Finance leases, gross	8,984
Unearned interest supplements from Ford and affiliated companies	(345)
Allowance for credit losses	(17)
Finance leases, net	$8,622

Financing revenue from finance leases for the second quarter of 2018 and 2019 was $95 million and $97 million, respectively, and for the first half of 2018 and 2019 was $190 million and $189 million, respectively. Financing revenue from finance leases is included in Retail financing on the income statement. Revenue is recognized using the interest method and includes the accretion of certain direct origination costs that are deferred and interest supplements received from Ford and affiliated companies.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $20 million at December 31, 2018. At June 30, 2019, there were no balances greater than 90 days past due for which we are still accruing interest.

The aging analysis of our finance receivables balances was as follows (in millions):

	December 31, 2018	June 30, 2019
Consumer
31-60 days past due	$859	$662
61-90 days past due	123	103
91-120 days past due	39	31
Greater than 120 days past due	39	39
Total past due	1,060	835
Current	75,179	73,483
Consumer finance receivables	76,239	74,318

Non-Consumer
Total past due	76	70
Current	43,088	41,866
Non-Consumer finance receivables	43,164	41,936
Total recorded investment	$119,403	$116,254

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on our aging analysis. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of dealer financing receivables was as follows (in millions):

	December 31, 2018	June 30, 2019
Dealer financing
Group I	$33,656	$32,541
Group II	5,635	6,020
Group III	1,576	1,468
Group IV	129	115
Total recorded investment	$40,996	$40,144

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2018 and June 30, 2019 was $370 million and $337 million, or 0.5% and 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2018 and June 30, 2019 was $129 million and $115 million, or 0.3% and 0.3% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consists primarily of lease contracts for vehicles with individuals, daily rental companies, and fleet customers with terms of 60 months or less. Payment extensions may be requested by the customer and are generally limited to a maximum of six months over the term of the lease.  Term extensions may also be requested by the customer. Term and payment extensions in total generally do not exceed twelve months. A lease can be terminated at any time by satisfying the obligations under the lease agreement. Early termination programs may be occasionally offered to eligible lessees. At the end of the lease, the customer returns the vehicle to the dealer or may have the option to buy the leased vehicle. In the case of a contract default and repossession, the customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses.
Accumulated depreciation reduces the value of the vehicles from their initial acquisition value to their expected residual value at the end of the lease, with the associated depreciation expense recognized on a straight-line basis over the term of the lease. At the time of purchase, we establish the expected residual value for the vehicle based on recent auction values, return volumes for our leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. We monitor residual values each month and review the accuracy of our accumulated depreciation on a quarterly basis.
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
In conjunction with the January 1, 2019 adoption of ASU 2016-02, Leases (described in Note 2), we reviewed our leasing-related accounting policies and updated our depreciation policy for operating leases so that the useful life of the vehicles incorporates our historical experience on early terminations due to customer defaults.  We believe this change in accounting method is preferable as the characterization of these changes is better reflected as depreciation.  At December 31, 2018, this reclassification increased accumulated depreciation and decreased allowance for credit losses by $78 million, respectively, and had no impact on Net Investment in operating leases.  On the income statement, this reclassification increased Depreciation on vehicles subject to operating leases and decreased Provision for credit losses by $23 million and $48 million, for the second quarter of 2018 and first half of 2018, respectively.
These changes had no impact on Income before income taxes, Net investment in operating leases, Retained earnings, or to the Net cash provided by / (used in) operating activities. We have reclassified prior period amounts to reflect the above changes.
Net investment in operating leases were as follows (in millions):

	December 31, 2018	June 30, 2019
Vehicles, at cost (a)	$33,593	$33,632
Accumulated depreciation	(6,144)	(5,894)
Net investment in operating leases	$27,449	$27,738
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)

At December 31, 2018 and June 30, 2019, Net investment in operating leases includes $16.3 billion and $14.0 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investments in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).
The amounts contractually due for minimum rentals on operating leases at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Total
Minimum rentals on operating leases	$4,708	$2,929	$1,083	$83	$6	$8,809

The amounts contractually due on our operating leases at June 30, 2019 were as follows (in millions):

	Within 1 year	After 1 year and within 2 years	After 2 years and within 3 years	After 3 years and within 4 years	After 4 years and within 5 years	Total
Operating lease payments	$4,746	$2,940	$1,029	$73	$5	$8,793

Operating leases are generally pre-payable without penalty and may cause actual paid amounts to differ from amounts contractually due.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2018
	Consumer	Non-Consumer	Total Allowance
Allowance for credit losses
Beginning balance	$584	$16	$600
Charge-offs	(123)	(1)	(124)
Recoveries	47	1	48
Provision for credit losses	72	(2)	70
Other	(7)	—	(7)
Ending balance	$573	$14	$587

	First Half 2018
	Consumer	Non-Consumer	Total Allowance
Allowance for credit losses
Beginning balance	$582	$15	$597
Charge-offs	(254)	(3)	(257)
Recoveries	86	2	88
Provision for credit losses	164	—	164
Other	(5)	—	(5)
Ending balance	$573	$14	$587

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$552	$13	$565
Specific impairment allowance	21	1	22
Ending balance	573	14	587

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	$75,338	$40,668	$116,006
Specifically evaluated for impairment	378	96	474
Recorded investment	75,716	40,764	116,480

Ending balance, net of allowance for credit losses	$75,143	$40,750	$115,893

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

	Second Quarter 2019
	Consumer	Non-Consumer	Total Allowance
Allowance for credit losses
Beginning balance	$496	$17	$513
Charge-offs	(117)	—	(117)
Recoveries	45	6	51
Provision for credit losses	70	(7)	63
Other	2	1	3
Ending balance	$496	$17	$513

	First Half 2019
	Consumer	Non-Consumer	Total Allowance
Allowance for credit losses
Beginning balance	$566	$23	$589
Charge-offs	(254)	(17)	(271)
Recoveries	88	8	96
Provision for credit losses	94	2	96
Other	2	1	3
Ending balance	$496	$17	$513

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$477	$16	$493
Specific impairment allowance	19	1	20
Ending balance	496	17	513

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	$73,981	$41,821	$115,802
Specifically evaluated for impairment	337	115	452
Recorded investment	74,318	41,936	116,254

Ending balance, net of allowance for credit losses	$73,822	$41,919	$115,741

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	June 30, 2019
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.9	$34.1	$0.2	$33.9	$29.5
Wholesale financing	1.2	24.2	—	24.2	13.6
Finance receivables	3.1	58.3	0.2	58.1	43.1
Net investment in operating leases	0.6	14.0	—	14.0	8.7
Total VIE	$3.7	$72.3	$0.2	$72.1	$51.8

Non-VIE
Retail financing	$0.3	$5.2	$—	$5.2	$4.6
Wholesale financing	—	0.9	—	0.9	0.6
Finance receivables	0.3	6.1	—	6.1	5.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.1	$—	$6.1	$5.2

Total securitization transactions
Retail financing	$2.2	$39.3	$0.2	$39.1	$34.1
Wholesale financing	1.2	25.1	—	25.1	14.2
Finance receivables	3.4	64.4	0.2	64.2	48.3
Net investment in operating leases	0.6	14.0	—	14.0	8.7
Total securitization transactions	$4.0	$78.4	$0.2	$78.2	$57.0
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance cost.

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

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2018	2019	2018	2019
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(2)	$(12)	$24	$(32)
Fair value changes on hedging instruments	(90)	474	(429)	724
Fair value changes on hedged debt	82	(463)	411	(716)
Derivatives not designated as hedging instruments
Interest rate contracts	(20)	(3)	(37)	(30)
Foreign currency exchange contracts (a)	110	40	98	34
Cross-currency interest rate swap contracts	(125)	141	(183)	(4)
Total	$(45)	$177	$(116)	$(24)
__________

(a)	Reflects forward contracts between Ford Credit and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2018			June 30, 2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$22,989	$158	$208	$25,308	$687	$13
Derivatives not designated as hedging instruments
Interest rate contracts	76,904	235	274	63,877	255	270
Foreign currency exchange contracts	4,318	45	24	4,371	16	31
Cross-currency interest rate swap contracts	5,235	232	157	7,879	228	163
Total derivative financial instruments, gross (a) (b)	$109,446	$670	$663	$101,435	$1,186	$477
__________

(a)	At December 31, 2018 and June 30, 2019, we held collateral of $19 million and $24 million, respectively, and we posted collateral of $59 million and $85 million, respectively.

(b)
At December 31, 2018 and June 30, 2019, the fair value of assets and liabilities available for counterparty netting was $233 million and $190 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2018	June 30, 2019
Accrued interest and other non-finance receivables	$1,080	$1,155
Collateral held for resale, at net realizable value, and other inventory	877	742
Prepaid reinsurance premiums and other reinsurance recoverables	658	675
Property and equipment, net of accumulated depreciation (a)	192	200
Deferred charges - income taxes	216	193
Deferred charges	96	133
Investment in non-consolidated affiliates	123	130
Restricted cash	140	124
Operating lease assets	—	93
Other	74	108
Total other assets	$3,456	$3,553
__________

(a)	Accumulated depreciation was $367 million and $380 million at December 31, 2018 and June 30, 2019, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2018	June 30, 2019
Interest payable	$752	$796
Unearned insurance premiums and fees	775	794
Income tax and related interest (a)	369	491
Deferred revenue	113	130
Operating lease liabilities	—	95
Payroll and employee benefits	70	52
Other	228	198
Total other liabilities and deferred revenue	$2,307	$2,556

__________

(a)	Includes tax and interest payable to affiliated companies of $193 million and $331 million at December 31, 2018 and June 30, 2019, respectively.

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in our consolidated balance sheet. These investments were $9 million and $8 million at December 31, 2018 and June 30, 2019, respectively. There were no material adjustments to the fair values of these investments during the period ending June 30, 2019.

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $87 million and $81 million at December 31, 2018 and June 30, 2019, respectively. Admission fee revenue on group financing products is generally recognized evenly over the term of the agreement, which is up to 84 months. Increases in the admission fee deferred revenue balance are the result of payments due during the current period in advance of satisfying our performance under the contract and decreases are a result of revenue recognized during the current period that was previously deferred.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2018	June 30, 2019	2018	2019	2018	2019
Short-term debt
Unsecured debt
Floating rate demand notes	$5,880	$6,146
Commercial paper	3,749	3,832
Other short-term debt	4,213	3,338
Asset-backed debt	943	985
Total short-term debt	14,785	14,301	3.5%	3.1%	3.5%	3.1%
Long-term debt
Unsecured debt
Notes payable within one year	14,373	13,387
Notes payable after one year	52,409	57,379
Asset-backed debt (a)
Notes payable within one year	22,130	22,836
Notes payable after one year	36,844	33,248
Unamortized discount	2	—
Unamortized issuance costs	(211)	(224)
Fair value adjustments (b)	(186)	543
Total long-term debt	125,361	127,169	2.8%	3.0%	2.8%	3.0%
Total debt	$140,146	$141,470	2.8%	3.0%	2.9%	3.1%

Fair value of debt (c)	$138,888	$142,775

__________

(a)
Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

(b)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $38.0 billion and $39.4 billion at December 31, 2018 and June 30, 2019, respectively.

(c)
The fair value of debt includes $13.8 billion and $13.3 billion of short-term debt at December 31, 2018 and June 30, 2019, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The changes in the balance of Accumulated Other Comprehensive Income / (Loss) (“AOCI”) attributable to Ford Credit for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2018	2019	2018	2019
Beginning AOCI balance	$(306)	$(809)	$(419)	$(829)
Net gain / (loss) on foreign currency translation	(364)	8	(251)	28
Ending AOCI balance	$(670)	$(801)	$(670)	$(801)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2018	2019	2018	2019
Gains / (Losses) on derivatives	$(35)	$178	$(122)	$—
Currency revaluation gains / (losses)	(18)	(147)	44	(16)
Interest and investment income	49	83	$91	$162
Other	5	10	25	37
Total other income, net	$1	$124	$38	$183

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at June 30 were as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
Second Quarter 2018
Total revenue	$2,661	$298	$140	$3,099	$—	$3,099
Income before income taxes	548	103	27	678	(33)	645
Other disclosures:
Depreciation on vehicles subject to operating leases	983	3	—	986	—	986
Interest expense	830	76	90	996	1	997
Provision for credit losses	61	8	—	69	—	69

Second Quarter 2019
Total revenue	$2,792	$307	$89	$3,188	$—	$3,188
Income before income taxes	608	116	15	739	92	831
Other disclosures:
Depreciation on vehicles subject to operating leases	885	9	—	894	—	894
Interest expense	979	86	51	1,116	(2)	1,114
Provision for credit losses	54	7	2	63	—	63

First Half 2018
Total revenue	$5,241	$594	$284	$6,119	$—	$6,119
Income before income taxes	1,063	214	73	1,350	(64)	1,286
Other disclosures:
Depreciation on vehicles subject to operating leases	2,031	8	—	2,039	—	2,039
Interest expense	1,582	148	181	1,911	(2)	1,909
Provision for credit losses	147	13	3	163	—	163
Net finance receivables and net investment in operating leases	119,611	25,437	6,405	151,453	(8,246)	143,207
Total assets	125,436	27,391	6,784	159,611	—	159,611

First Half 2019
Total revenue	$5,585	$610	$187	$6,382	$—	$6,382
Income before income taxes	1,252	232	49	1,533	99	1,632
Other disclosures:
Depreciation on vehicles subject to operating leases	1,797	21	—	1,818	—	1,818
Interest expense	1,951	166	112	2,229	6	2,235
Provision for credit losses	92	12	(8)	96	—	96
Net finance receivables and net investment in operating leases	120,486	27,224	4,212	151,922	(8,443)	143,479
Total assets	130,735	28,745	4,538	164,018	—	164,018
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

We have rental commitments for certain land, buildings, and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Minimum rentals on operating leases	$19	$14	$11	$10	$9	$34	$97

The amounts contractually due on our operating lease liabilities at June 30, 2019 were as follows (in millions):

	Within 1 year	After 1 year and within 2 years	After 2 years and within 3 years	After 3 years and within 4 years	After 4 years and within 5 years	After 5 years	Total
Operating lease	$20	$16	$13	$13	$13	$32	$107
Less: Present value discount							(12)
Total operating lease liabilities							$95

Operating and variable lease expense for the second quarter and first half of 2019 was $5 million and $11 million, respectively. The right-of-use assets obtained in exchange for operating lease liabilities for the second quarter and first half of 2019 was $6 million and $17 million, respectively.

As of June 30, 2019, the weighted average remaining lease term for operating leases was seven years and the weighted average remaining discount rate for operating leases was 3.4%.

Guarantees and Indemnifications

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

The maximum potential payments under these guarantees and limited indemnities totaled $34 million at both December 31, 2018 and June 30, 2019. Of these values, $29 million at both December 31, 2018 and June 30, 2019 were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2018 or June 30, 2019.

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

◦	Mix primarily measures changes in net financing margin driven by period-over-period changes in the composition of our average managed receivables by product within each region.

•	Financing Margin – Financing Margin is reflected within Net financing margin on the income statement.

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

◦
As of January 1, 2019, we changed our accounting method for reporting early termination losses related to customer defaults on operating leases.  Prior to the first quarter of 2019, we presented the early termination loss reserve on operating leases due to customer default events as part of the allowance for credit losses which reduces Net investment in operating leases on the balance sheet.  On the income statement, the incurred losses were included in Provision for credit losses.  We now consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Net investment in operating leases on the balance sheet, and Depreciation on vehicles subject to operating leases on the income statement.  We believe this change in accounting method is preferable as the characterization of these changes is better reflected as depreciation.  We have reclassified prior period amounts to reflect these changes.  For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2018 Form 10-K Report.

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

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. With the change in accounting method discussed above, Depreciation on vehicles subject to operating leases now reflects early termination losses on operating leases due to customer default events for all periods presented. For additional information, refer to the “Critical Accounting Estimates” section of Item 7 of Part II of our 2018 Form 10-K Report.

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

Second Quarter 2019 Compared with Second Quarter 2018

The following chart shows our key metrics:

Key Metrics

	SECOND QUARTER 2018	SECOND QUARTER 2019	SECOND QUARTER H / (L)	YEAR TO DATE 2018	YEAR TO DATE 2019	YEAR TO DATE H / (L)
Net Receivables ($B)	$ 143	$ 143	- %	$ 143	$ 143	- %
Managed Receivables* ($B)	$ 151	$ 152	- %	$ 151	$ 152	- %
Loss-to-Receivables** (LTR)	40 bps	39 bps	(1) bp	51 bps	47 bps	(4) bps
Auction Values***	$ 18,435	$ 18,465	- %	$ 18,020	$ 17,905	(1) %
Earnings Before Taxes (EBT) ($M)	$ 645	$ 831	$ 186	$ 1,286	$ 1,632	$ 346
ROE (%)	12 %	16 %	4 ppts	15 %	16 %	1 ppt

Other Balance Sheet Metrics

	2018	2019	H / (L)
Debt ($B)	$ 137	$ 141	4 %
Net Liquidity ($B)	$ 27	$ 34	23 %
Financial Statement Leverage (to 1)	8.9	9.5	0.6
Managed Leverage* (to 1)	8.3	8.6	0.3

- Strong EBT up 29% YoY
- Receivables about flat from a year ago
- Healthy U.S. consumer credit metrics with improved LTR
- Balance sheet and liquidity remain strong; managed leverage within target range of 8:1 to 9:1

* Reconciliation to GAAP provided in the Financial Condition section
** U.S. retail only, previously included both retail and lease
*** U.S. 36-month off-lease second quarter auction values at 2Q 2019 mix

In the second quarter of 2019, EBT was $831 million, $186 million higher compared with a year ago, and receivables were about flat compared with a year ago. Consumer credit metrics were healthy in the United States, with the loss-to-receivables ratio at 0.39%, which improved one basis point from a year ago. U.S. auction values were about flat compared with a year ago and better than expectations.

ROE was 16%, four percentage points higher compared with a year ago, primarily reflecting higher EBT. Our balance sheet remains strong with managed leverage within our target range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows the factors that contributed to the strong second quarter EBT:

2Q 2019 EBT YoY Bridge ($M)

$645
$2
$(15)
$5
$75
$(35)
$154
$831
Supplemental Depreciation $ 151
Auction Performance (76)
Derivatives Market Valuation $ 125
Other 29
2Q 2018
Volume / Mix
Financing Margin
Credit Loss
Lease Residual
Exchange
Other
2Q 2019

- Ford Credit EBT up 29%
- Lease residual reflects benefit from lower supplemental depreciation on vehicles in Ford Credit lease portfolio
- Favorable derivatives market valuation primarily reflects lower interest rates

Our second quarter 2019 EBT was $186 million higher than a year ago, led by favorable derivatives market valuation and lease residual performance, partially offset by unfavorable exchange.

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

EBT By Segment

	2Q		YTD	
	2019	H / (L) 2018	2019	H / (L) 2018
Results ($M)				
Americas segment	$ 608	$ 60	$ 1,252	$ 189
Europe segment	116	13	232	18
Asia Pacific segment	15	(12)	49	(24)
Total segments	$ 739	$ 61	$ 1,533	$ 183
Unallocated other	92	125	99	163
Earnings before taxes	$ 831	$ 186	$ 1,632	$ 346
(Provision for) / Benefit from income taxes	(218)	(52)	(416)	(310)
Net income	$ 613	$ 134	$ 1,216	$ 36
Contract placement volumes (000)	430	(115)	834	(225)

Our second quarter 2019 net income was $613 million, an increase of $134 million compared with a year ago, primarily reflecting higher EBT.

Americas segment

The Americas segment second quarter 2019 EBT of $608 million was $60 million higher compared with second quarter 2018, more than explained by favorable lease residual performance. Americas Segment first half EBT of $1.3 billion was $189 million higher compared with a year ago, explained primarily by favorable lease residual and credit loss performance, partially offset by unfavorable financing margin.

Europe segment

The Europe segment second quarter 2019 EBT of $116 million was $13 million higher compared with second quarter 2018, explained primarily by favorable volume and mix and lower operating costs, partially offset by unfavorable exchange. Europe segment first half EBT of $232 million was $18 million higher compared with a year ago, explained primarily by favorable volume and mix, partially offset by unfavorable exchange.

Asia Pacific segment

The Asia Pacific segment second quarter 2019 EBT of $15 million was $12 million lower compared with second quarter 2018, more than explained by unfavorable volume and mix. Asia Pacific segment first half EBT of $49 million was $24 million lower compared with a year ago, more than explained by unfavorable volume and mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Unallocated Other

Unallocated Other was a $92 million gain for second quarter 2019, a $125 million improvement from second quarter 2018, reflecting favorable performance in market valuation adjustments to derivatives. Unallocated other was a $99 million gain for first half 2019, a $163 million improvement compared with a year ago, reflecting favorable performance in market valuation adjustments to derivatives.

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

The following chart shows our share in the United States and Canada of new Ford and Lincoln brand vehicle retail installment, lease, and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is the Americas segment financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

Americas Financing Shares And Contract Placement Volume

	2Q		YTD	
	2018	2019	2018	2019
Financing Shares (%)				
Share of Ford Retail Sales (excl. Fleet)				
United States	57 %	49 %	59 %	49 %
Canada	79	65	75	66
Wholesale Share				
United States	76 %	75 %	76 %	76 %
Canada	59	57	60	57
Contract Placement Volume - New and Used (000)				
United States	299	220	571	420
Canada	51	40	84	70
Mexico	7	6	17	13
Total Americas Segment	357	266	672	503

In the second quarter of 2019, Americas segment contract placement volume was down compared with a year ago, primarily reflecting lower financing share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Europe’s share of new Ford brand vehicles sold and wholesale financing share of new Ford brand vehicles acquired by dealers. Also shown is Europe’s financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

Europe Financing Shares And Contract Placement Volume

	2Q		YTD	
	2018	2019	2018	2019
Financing Shares (incl. Fleet) (%)				
Share of Total Ford Sales				
U.K.	37 %	36 %	37 %	38 %
Germany	54	49	51	49
Total Europe Segment	39	36	37	37
Wholesale Share				
U.K.	100 %	100 %	100 %	100 %
Germany	91	93	93	93
Total Europe Segment	97	97	98	98
Contract Placement Volume - New and Used (000)				
U.K.	39	34	85	75
Germany	48	45	87	87
All Other	61	54	123	110
Total Europe Segment	148	133	295	272

In the second quarter of 2019, Europe segment contract placement volume was down compared with a year ago, primarily reflecting lower financing share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows Asia Pacific’s share of new Ford and Lincoln brand vehicles sold by dealers and wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers. Also shown is Asia Pacific’s financing contract placement volume for new and used vehicles. All data is for the periods ended June 30:

Asia Pacific Financing Shares And Contract Placement Volume

	2Q		YTD	
	2018	2019	2018	2019
Financing Shares (incl. Fleet) (%)				
Share of Total Ford Sales				
China	31 %	32 %	33 %	34 %
India	9	13	9	12
Wholesale Share				
China	59 %	64 %	60 %	62 %
India	37	34	38	35
Contract Placement Volume - New and Used (000)				
China	38	28	88	54
India	2	3	4	5
Total Asia Pacific Segment	40	31	92	59

In the second quarter of 2019, Asia Pacific segment contract placement volume was down compared with a year ago, more than explained by lower Ford sales in China.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows:

2Q 2019 Net Receivables Mix ($B)

Net Investment in Operating Leases
Consumer Financing
Non-Consumer Financing
$143.4
$27.7
$73.8
$41.9
$112.8
$27.1
$54.8
$30.9
$26.5
$15.8
$10.1
$4.1
Total
Americas
Europe
Asia Pacific

	2Q 2019 (Pct.)	H / (L) 2018 (Ppts.)
SUV / CUV	57	2
Truck	29	4
Car	14	(6)

- Operating lease portfolio was 19% of total net receivables
- U.S. and Canada represent 98% of operating lease portfolio

Our operating lease portfolio is prudently managed and was 19% of total net receivables at June 30, 2019. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 98% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart shows our reconciliation for our non-GAAP financial measure, managed receivables:

Total Net Receivables Reconciliation To Managed Receivables ($B)

	2017 Dec 31	2018 Jun 30	2018 Dec 31	2019 June 30
Finance receivables, net (GAAP)	$ 116.0	$ 115.9	$ 118.8	$ 115.7
Net investment in operating leases (GAAP)	26.7	27.3	27.4	27.7
Total net receivables*	$ 142.7	$ 143.2	$ 146.3	$ 143.4
Unearned interest supplements and residual support	6.1	6.4	6.8	6.9
Allowance for credit losses	0.6	0.6	0.6	0.5
Other, primarily accumulated supplemental depreciation	1.1	1.3	1.2	1.1
Total managed receivables (Non-GAAP)	$ 150.5	$ 151.5	$ 154.9	$ 151.9

* Numbers may not sum due to rounding

At December 31, 2017, June 30, 2018, December 31, 2018, and June 30, 2019, total net receivables includes consumer receivables before allowance for credit losses of $38.9 billion, $39.3 billion, $40.7 billion, and $39.3 billion, respectively, and non-consumer receivables before allowance for credit losses of $24.5 billion, $22.3 billion, $25.7 billion, and $25.1 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2017, June 30, 2018, December 31, 2018, and June 30, 2019, total net receivables includes net investment in operating leases of $11.5 billion, $12.2 billion, $16.3 billion, and $14.0 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2018 Form 10-K Report and Note 7 of our Notes to the Financial Statements for the period ended June 30, 2019.

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

U.S. Origination Metrics

Retail and Lease FICO and Higher Risk Mix (Pct)

Higher Risk Portfolio Mix
Average Placement FICO
743
745
747
747
741
747
6%
6%
6%
6%
6%
6%
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

Retail Contract Terms

Retail ≥ 84 Months Placement Mix
Average Retail Placement Term
65 mo
65 mo
66 mo
65 mo
65 mo
65 mo
4%
4%
4%
5%
5%
3%
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

- Disciplined and consistent underwriting practices
- Portfolio quality evidenced by FICO scores and steady risk mix
- Extended-term contracts relatively small part of our business

Our second quarter 2019 average placement FICO score remained strong.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Credit Losses

The following charts show the primary drivers of credit losses in the U.S. retail business, which comprised 61% of our worldwide consumer finance receivables at June 30, 2019. Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average finance receivables.

U.S. Retail Credit Loss Drivers

Over-60-Day Delinquencies (excl. Bankruptcies)

0.14%
0.12%
0.14%
0.13%
0.13%
0.11%
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

Repossessions (000) and Repo. Rate (Pct)

Repo. Rate
Repossessions
1.41%
1.17%
1.26%
1.26%
1.24%
1.13%
8
6
7
7
7
6
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

Severity (000)

$10.9
$10.3
$9.8
$10.6
$10.9
$10.4
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

Charge-Offs ($M) and LTR Ratio (Pct)

LTR Ratio
Charge-Offs
0.61%
0.40%
0.51%
0.66%
0.55%
0.39%
$70
$47
$61
$80
$65
$45
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

- Delinquencies and repossessions remained low
- Strong loss metrics reflect healthy consumer credit conditions

Compared with a year ago, delinquencies and the repossession rate have improved, while severity was slightly higher.

Our second quarter 2019 charge-offs and LTR ratio improved from a year ago.

Credit loss metrics remained strong, reflecting a healthy business environment and consumer credit conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Credit Losses

The following charts show annual trends of charge-offs (credit losses, net of recoveries), LTR ratio, credit loss reserve, and our credit loss reserve as a percentage of end-of-period (“EOP”) managed receivables:

Worldwide Credit Loss Metrics

Charge-Offs ($M) and LTR Ratio (Pct)

LTR Ratio
Charge-Offs
0.31%
0.25%
0.43%
0.42%
0.36%
0.22%
$93
$76
$127
$129
$109
$66
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

Credit Loss Reserve ($M) and
Reserve as a Pct of EOP Managed Receivables (Pct)

Reserve as a Pct of EOP Managed Receivables
Credit Loss Reserve
0.48%
0.49%
0.49%
0.48%
0.42%
0.43%
$600
$587
$586
$589
$513
$513
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

- Worldwide credit loss metrics remain strong
- Credit loss reserve based on historical losses, portfolio quality, and receivables level

Our worldwide charge-offs and LTR ratio were both lower than a year ago.

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

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show lease placement volume and lease share of Ford and Lincoln brand retail sales for vehicles in the respective periods. The U.S. operating lease portfolio accounted for 86% of our total net investment in operating leases at June 30, 2019.

U.S. Lease Origination Metrics

Lease Placement Volume (000)
24-Month
39-Month / Other
36-Month
93
12
58
23
104
12
75
17
95
10
80
5
93
9
75
9
83
9
48
26
81
9
56
16
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

Lease Share of Retail Sales (Pct)
Ford Credit
Industry*
31%
30%
29%
29%
31%
30%
23%
23%
21%
21%
23%
20%
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

* Source: J.D. Power PIN

- Lease share below industry, reflecting Ford sales mix

Our second quarter 2019 lease placement volume was down compared with a year ago. Ford Credit’s lease share in the second quarter of 2019 was lower compared with a year ago and remains below industry, reflecting the Ford sales mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following charts show lease return volumes, return rates, and off-lease auction values at constant second quarter 2019 vehicle mix in the respective periods:

U.S. Lease Residual Performance

Lease Return Volume (000) and Return Rates (Pct)

Return Rates
Return Volume
79%
78%
77%
78%
80%
78%
68
71
71
71
74
75
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

Off-Lease Auction Values (at 2Q19 Mix)

36-Month
$17,610
$18,435
$18,950
$18,035
$17,345
$18,465
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19

- Auction performance slightly better than expectations; now expect FY auction values to be down around 3% YoY

Lease return volume in the second quarter of 2019 was up from a year ago, while the return rate remained flat. Our second quarter 2019 36-month off-lease auction values were about flat compared with a year ago.

We now expect full-year 2019 off-lease 36-month auction values to be around 3% lower compared with 2018 at constant mix.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

•On May 17, 2019, Fitch revised the outlook to negative from stable for Ford Credit and affirmed its ratings.

The following chart summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	R-2M	Negative	BBB (low)
Fitch	BBB	F2	Negative	BBB-
Moody’s	Baa3	P-3	Negative	Baa3
S&P	BBB	A-2	Negative	BBB-

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

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

Funding Structure – Managed Receivables* ($B)

	2017 Dec 31	2018 Dec 31	2019 Jun 30
Term Debt (incl. Bank Borrowings)	$ 75	$ 70	$ 74
Term Asset-Backed Securities	53	60	57
Commercial Paper	5	4	4
Ford Interest Advantage / Deposits	5	6	6
Other	9	10	10
Equity	16	15	15
Adjustments For Cash	(12)	(10)	(14)
Total Managed Receivables	$ 151	$ 155	$ 152
Securitized Funding as Pct of Managed Receivables	35%	39%	38%

- Funding is diversified across platforms and markets
- Well capitalized with a strong balance sheet and ample liquidity

* Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $152 billion as of June 30, 2019, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 38%.

We target a mix of securitized funding between 35% and 40%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following chart shows our issuances for full-year 2017 and 2018, planned issuances for full-year 2019, and our global public term funding issuances through July 23, 2019, excluding short-term funding programs:

Public Term Funding Plan* ($B)

	2017 Actual	2018 Actual	2019 Forecast	Through Jul 23
Unsecured — Currency of issuance				
(USD Equivalent)				
USD	$ 10	$ 6	$ 8 - 10	$ 6
CAD	2	1	1 - 2	1
EUR / GBP	3	4	4 - 5	4
Other	1	1	1	1
Total unsecured	$ 16	$ 13	$ 15 - 18	$ 12
Securitizations	15	14	12 - 14	7
Total public	$ 32	$ 27	$ 27 - 31	$ 18

* Numbers may not sum due to rounding

Our total unsecured public term funding plan is categorized by currency of issuance. We plan to continue issuing our eurocurrency-denominated (e.g., euro and sterling) public unsecured debt from the United States. For 2019, we now project full-year public term funding in the range of $27 billion to $31 billion.

Through July 23, 2019, we have completed $18 billion of public term issuances.

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

The following chart shows our liquidity sources and utilization:

Liquidity Sources ($B)

	2018 Jun 30	2018 Dec 31	2019 Mar 31	2019 Jun 30
<u>Liquidity Sources</u>				
Cash	$ 10.7	$ 10.2	$ 12.8	$ 14.1
Committed asset-backed facilities	32.0	35.4	35.2	35.7
Other unsecured credit facilities	2.8	3.0	3.3	2.9
Ford corporate credit facility allocation	3.0	3.0	3.0	3.0
Total liquidity sources	$ 48.5	$ 51.6	$ 54.3	$ 55.7
<u>Utilization of Liquidity</u>				
Securitization cash	$ (3.3)	$ (3.0)	$ (3.3)	$ (4.0)
Committed asset-backed facilities	(17.7)	(20.7)	(19.8)	(17.5)
Other unsecured credit facilities	(0.3)	(0.7)	(0.6)	(0.9)
Ford corporate credit facility allocation	-	-	-	-
Total utilization of liquidity	$ (21.3)	$ (24.4)	$ (23.7)	$ (22.4)
Gross liquidity	$ 27.2	$ 27.2	$ 30.6	$ 33.3
Adjustments	0.2	0.1	0.4	0.3
Net liquidity available for use	$ 27.4	$ 27.3	$ 31.0	$ 33.6

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of about $25 billion.

At June 30, 2019, our net liquidity available for use was $33.6 billion, $6.3 billion higher than year-end 2018. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. At June 30, 2019, our liquidity sources including cash totaled $55.7 billion, up $4.1 billion from year-end 2018.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2019, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $14.1 billion, compared with $10.2 billion at year-end 2018.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.0 billion and $4.0 billion at December 31, 2018 and June 30, 2019, respectively.

Committed Capacity. At June 30, 2019, our committed capacity totaled $41.6 billion, compared with $41.4 billion at December 31, 2018. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $35.7 billion ($18.6 billion of retail financing, $5.6 billion of wholesale financing, and $11.5 billion of operating leases) at June 30, 2019. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $20.2 billion having maturities within the next twelve months and the remaining balance having maturities through 2022. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2019, $17.5 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At June 30, 2019, we and our majority-owned subsidiaries had $5.9 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement, the Ford Bank Agreement, and the allocation under Ford’s corporate credit facility. At June 30, 2019, $5.0 billion was available for use.

At June 30, 2019, £505 million (equivalent to $641 million at June 30, 2019) was available for use under FCE’s £745 million (equivalent to $945 million) syndicated credit facility (the “FCE Credit Agreement”).  At June 30, 2019, €160 million (equivalent to $182 million at June 30, 2019) was available for use under Ford Bank GmbH’s €240 million (equivalent to $273 million) syndicated credit facility (the “Ford Bank Credit Agreement”).  Effective July 19, 2019, FCE and Ford Bank extended the maturity dates of the FCE Credit Agreement and Ford Bank Credit Agreement, respectively, from October 22, 2021 to October 21, 2022 with total commitments under each agreement unchanged.

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

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 25% of the commitments maturing on April 30, 2022 and 75% of the commitments maturing on April 30, 2024. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At June 30, 2019, all $3.0 billion was available for use.

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

The following chart shows the calculation of our financial statement leverage and managed leverage:

Leverage ($B)

	2018 Jun 30	2018 Dec 31	2019 Mar 31	2019 Jun 30
Leverage Calculation				
Total debt	$ 136.7	$ 140.1	$ 142.9	$ 141.5
Adjustments for cash	(10.7)	(10.2)	(12.8)	(14.1)
Adjustments for derivative accounting	0.5	0.2	(0.1)	(0.6)
Total adjusted debt	$ 126.5	$ 130.1	$ 130.0	$ 126.8
Equity	$ 15.3	$ 15.0	$ 14.9	$ 14.9
Adjustments for derivative accounting	(0.2)	(0.2)	(0.2)	(0.1)
Total adjusted equity	$ 15.1	$ 14.8	$ 14.7	$ 14.8
Financial statement leverage (to 1) (GAAP)	8.9	9.4	9.6	9.5
Managed leverage (to 1) (Non-GAAP)	8.3	8.8	8.8	8.6

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2019, our financial statement leverage was 9.5:1, and managed leverage was 8.6:1. We target managed leverage in the range of 8:1 to 9:1.

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

ASU		Effective Date (a)
2018-18	Clarifying the interaction between Collaborative Arrangements and Revenue From Contracts With Customers	January 1, 2020
2018-17	Targeting Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2020
2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract	January 1, 2020
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
__________

(a)	Early adoption for each of the standards is permitted.

(b)	The FASB has issued the following update to the Credit Losses standard: ASU 2019-05 (Targeted Transition Relief) which we will adopt with the new Credit Losses standard effective January 1, 2020.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2018 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2019, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $21 million over the next 12 months, compared with an increase of $51 million at December 31, 2018. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. David W. McClelland, our Chairman of the Board and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2019, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Designation	Description	Method of Filing

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	July 24, 2019