Form 10-Q
period 2019-09-30
FORD MOTOR CREDIT CO LLC
filed 2019-10-24
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

Exhibit Index begins on page 43

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the periods ended September 30,
	2018	2019	2018	2019
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,463	$1,480	$4,321	$4,429
Retail financing	983	987	2,890	2,958
Dealer financing	519	534	1,624	1,738
Other financing	20	23	62	73
Total financing revenue	2,985	3,024	8,897	9,198
Depreciation on vehicles subject to operating leases	(936)	(894)	(2,975)	(2,712)
Interest expense	(989)	(1,081)	(2,898)	(3,316)
Net financing margin	1,060	1,049	3,024	3,170
Other revenue
Insurance premiums earned	39	43	123	136
Fee based revenue and other	57	60	180	175
Total financing margin and other revenue	1,156	1,152	3,327	3,481
Expenses
Operating expenses	368	350	1,070	1,064
Provision for credit losses (Note 6)	127	93	290	189
Insurance expenses	19	33	77	103
Total expenses	514	476	1,437	1,356

Other income, net (Note 13)	36	60	74	243

Income before income taxes	678	736	1,964	2,368
Provision for / (Benefit from) income taxes	160	165	266	581
Net income	$518	$571	$1,698	$1,787

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2018	2019	2018	2019
	Third Quarter		First Nine Months
	(unaudited)
Net income	$518	$571	$1,698	$1,787
Other comprehensive income / (loss), net of tax (Note 12)
Foreign currency translation	(49)	(210)	(300)	(182)
Comprehensive income / (loss)	$469	$361	$1,398	$1,605

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2018	September 30, 2019
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,607	$11,579
Marketable securities (Note 3)	1,308	3,454
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	110,388	104,302
Finance leases	8,426	8,469
Total finance receivables, net (Note 4)	118,814	112,771
Net investment in operating leases (Note 5)	27,449	27,530
Notes and accounts receivable from affiliated companies	905	794
Derivative financial instruments (Note 9)	670	1,295
Other assets (Note 10)	3,456	3,460
Total assets	$162,209	$160,883

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,097	$1,081
Affiliated companies	426	549
Total accounts payable	1,523	1,630
Debt (Note 11)	140,146	139,274
Deferred income taxes	2,595	2,712
Derivative financial instruments (Note 9)	663	637
Other liabilities and deferred revenue (Note 10)	2,307	2,475
Total liabilities	147,234	146,728

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss) (Note 12)	(829)	(1,011)
Retained earnings	10,577	9,939
Total shareholder’s interest	14,975	14,155
Total liabilities and shareholder’s interest	$162,209	$160,883

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2018	September 30, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$2,728	$2,660
Finance receivables, net	58,662	56,546
Net investment in operating leases	16,332	12,671
Derivative financial instruments	27	6

LIABILITIES
Debt	$53,269	$50,981
Derivative financial instruments	24	49

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss) (Note 12)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2017	$5,227	$(419)	$11,076	$15,884
Net income	—	—	701	701
Other comprehensive income / (loss), net of tax	—	113	—	113
Distributions declared	—	—	(1,013)	(1,013)
Balance at March 31, 2018	$5,227	$(306)	$10,764	$15,685

Net income	—	—	479	479
Other comprehensive income / (loss), net of tax	—	(364)	—	(364)
Distributions declared	—	—	(450)	(450)
Balance at June 30, 2018	$5,227	$(670)	$10,793	$15,350

Net income	—	—	518	518
Other comprehensive income / (loss), net of tax	—	(49)	—	(49)
Distributions declared	—	—	(600)	(600)
Balance at September 30, 2018	$5,227	$(719)	$10,711	$15,219

Balance at December 31, 2018	$5,227	$(829)	$10,577	$14,975
Net income	—	—	603	603
Other comprehensive income / (loss), net of tax	—	20	—	20
Distributions declared	—	—	(675)	(675)
Balance at March 31, 2019	$5,227	$(809)	$10,505	$14,923

Net income	—	—	613	613
Other comprehensive income / (loss), net of tax	—	8	—	8
Distributions declared	—	—	(650)	(650)
Balance at June 30, 2019	$5,227	$(801)	$10,468	$14,894

Net income	—	—	571	571
Other comprehensive income / (loss), net of tax	—	(210)	—	(210)
Distributions declared	—	—	(1,100)	(1,100)
Balance at September 30, 2019	$5,227	$(1,011)	$9,939	$14,155

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2018	2019
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net Income	$1,698	$1,787
Adjustments to reconcile net income to net cash provided in operations
Provision for credit losses	290	189
Depreciation and amortization	3,626	3,306
Amortization of upfront interest supplements	(1,513)	(1,605)
Net change in deferred income taxes	142	137
Net change in other assets	(329)	58
Net change in other liabilities	470	228
All other operating activities	210	109
Net cash provided by / (used in) operating activities	$4,594	$4,209

Cash flows from investing activities
Purchases of finance receivables	(33,751)	(28,449)
Principal collections of finance receivables	31,993	31,628
Purchases of operating lease vehicles	(11,015)	(9,728)
Proceeds from termination of operating lease vehicles	7,086	7,135
Net change in wholesale receivables and other short-duration receivables	686	2,822
Purchases of marketable securities	(3,401)	(4,438)
Proceeds from sales and maturities of marketable securities	4,504	2,322
Settlements of derivatives	228	87
All other investing activities	117	(41)
Net cash provided by / (used in) investing activities	(3,553)	1,338

Cash flows from financing activities
Proceeds from issuances of long-term debt	37,035	33,423
Principal payments on long-term debt	(32,588)	(33,216)
Change in short-term debt, net	(1,677)	(1,190)
Cash distributions to parent	(2,063)	(2,425)
All other financing activities	(141)	(87)
Net cash provided by / (used in) financing activities	566	(3,495)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(145)	(93)

Net increase / (decrease) in cash, cash equivalents and restricted cash	$1,462	$1,959

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$9,682	$9,747
Net increase / (decrease) in cash, cash equivalents and restricted cash	1,462	1,959
Cash, cash equivalents and restricted cash at end of period (Note 3)	$11,144	$11,706

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

Restructuring and Other Actions

During the first nine months of 2019, we continued to execute separation and restructuring actions associated with our plans to transform the operational fitness of our business.

NOTE 2. ACCOUNTING POLICIES

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income / (loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Adoption of New Accounting Standards
Accounting Standards Update (“ASU”) 2016-02, Leases.  On January 1, 2019, we adopted the Accounting Standards Codification 842, Leases, and all the related amendments (“new lease standard”) to contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods. Adoption of the standard as a lessor did not significantly impact our financial statements. As a lessee, it added about $100 million of right-of-use assets and lease obligations to our consolidated balance sheet as of January 1, 2019, and did not significantly impact our income statement. We do not expect the adoption of the new lease standard to have a significant impact to our net income on an ongoing basis. We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts entered into prior to adoption are leases or contain leases.

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

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses.  We will adopt the new standard and the related amendments on January 1, 2020. Based on our current loan portfolio and forecasts of future macroeconomic conditions, we estimate that the allowance for credit losses reported in Total finance receivables, net on our balance sheet will increase by about $200 million at adoption. We will record the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings.  The increase is primarily for our consumer loan portfolio as it will cover expected credit losses over the full remaining expected life of the loans.

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

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

	Fair Value Level	December 31, 2018	September 30, 2019
Cash and cash equivalents
U.S. government	1	$139	$447
U.S. government and agencies	2	25	571
Non-U.S. government and agencies	2	114	1,405
Corporate debt	2	884	872
Total marketable securities classified as cash equivalents		1,162	3,295
Cash, time deposits and money market funds		8,445	8,284
Total cash and cash equivalents		$9,607	$11,579

Marketable securities
U.S. government	1	$289	$710
U.S. government and agencies	2	65	340
Non-U.S. government and agencies	2	610	1,927
Corporate debt	2	198	193
Other marketable securities	2	146	284
Total marketable securities		$1,308	$3,454

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the statement of cash flows are presented separately on our consolidated balance sheet as follows (in millions):

	December 31, 2018	September 30, 2019
Cash and cash equivalents	$9,607	$11,579
Restricted cash included in other assets (a)	140	127
Total cash, cash equivalents, and restricted cash	$9,747	$11,706

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

Total finance receivables, net were as follows (in millions):

	December 31, 2018	September 30, 2019
Consumer
Retail installment contracts, gross	$70,999	$68,660
Finance leases, gross	8,748	8,833
Retail financing, gross	79,747	77,493
Unearned interest supplements from Ford and affiliated companies	(3,508)	(3,595)
Consumer finance receivables	76,239	73,898

Non-Consumer
Dealer financing	40,996	37,622
Other financing	2,168	1,764
Non-Consumer finance receivables	43,164	39,386
Total recorded investment	$119,403	$113,284

Recorded investment in finance receivables	$119,403	$113,284
Allowance for credit losses	(589)	(513)
Total finance receivables, net	$118,814	$112,771

Net finance receivables subject to fair value (a)	$110,388	$104,302
Fair value (b)	109,794	104,557
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

At December 31, 2018 and September 30, 2019, accrued uncollected interest was $264 million and $241 million, respectively, which we report in Other assets on our balance sheet.

Included in recorded investment in finance receivables at December 31, 2018 and September 30, 2019 were consumer receivables of $40.7 billion and $37.8 billion, respectively, and non-consumer receivables of $25.7 billion and $24.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

Finance Leases

Finance leases are composed of sales-type and direct financing leases. We offer finance leases to individuals, leasing companies, government entities, daily rental companies, and fleet customers. These financings include primarily lease plans for terms of 24 to 60 months. In limited cases, a customer may extend the lease term. Early terminations of leases may also occur at the customer’s request subject to our approval. We offer financing products in which the customer may be required to pay any shortfall, or may receive as payment any excess amount between the fair market value and the contractual vehicle value at the end of the term, which are classified as finance leases. In some markets, we finance a vehicle with a series of monthly payments followed by a single balloon payment or the option for the customer to return the vehicle to Ford Credit; these arrangements containing a purchase option are classified as finance leases.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The amounts contractually due on finance lease receivables were as follows (in millions):

September 30, 2019
Within one year	$2,032
After one year and within two years	1,980
After two years and within three years	1,534
After three years and within four years	709
After four years and within five years	114
After five years	2
Total future cash payments	6,371
Less: Present value discount	(316)
Finance lease receivables	$6,055

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net is as follows (in millions):

September 30, 2019
Finance lease receivables	$6,055
Unguaranteed residual assets	2,653
Initial direct costs	125
Finance leases, gross	8,833
Unearned interest supplements from Ford and affiliated companies	(347)
Allowance for credit losses	(17)
Finance leases, net	$8,469

Financing revenue from finance leases for the third quarter of 2018 and 2019 was $91 million and $90 million, respectively, and for the first nine months of 2018 and 2019 was $281 million and $279 million, respectively. Financing revenue from finance leases is included in Retail financing on the income statement. Revenue is recognized using the interest method and includes the accretion of certain direct origination costs that are deferred and interest supplements received from Ford and affiliated companies.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $20 million at December 31, 2018. At September 30, 2019, there were no balances greater than 90 days past due for which we are still accruing interest.

The aging analysis of our finance receivables balances was as follows (in millions):

	December 31, 2018	September 30, 2019
Consumer
31-60 days past due	$859	$741
61-90 days past due	123	110
91-120 days past due	39	39
Greater than 120 days past due	39	38
Total past due	1,060	928
Current	75,179	72,970
Consumer finance receivables	76,239	73,898

Non-Consumer
Total past due	76	70
Current	43,088	39,316
Non-Consumer finance receivables	43,164	39,386
Total recorded investment	$119,403	$113,284

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on our aging analysis. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

Non-Consumer Portfolio. Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of dealer financing receivables was as follows (in millions):

	December 31, 2018	September 30, 2019
Dealer financing
Group I	$33,656	$30,786
Group II	5,635	4,733
Group III	1,576	2,012
Group IV	129	91
Total recorded investment	$40,996	$37,622

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2018 and September 30, 2019 was $370 million and $334 million, or 0.5% and 0.5% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2018 and September 30, 2019 was $129 million and $91 million, or 0.3% and 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically.

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
Change in Accounting Method. As of January 1, 2019, we changed our accounting method for reporting early termination losses related to customer defaults on operating leases.  Prior to the first quarter of 2019, we presented the early termination loss reserve on operating leases due to customer default events as part of the allowance for credit losses, which reduces Net investment in operating leases on the balance sheet.  On the income statement, the incurred losses were included in Provision for credit losses.  We now consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Net investment in operating leases on the balance sheet, and Depreciation on vehicles subject to operating leases on the income statement.
In conjunction with the January 1, 2019 adoption of ASU 2016-02, Leases (described in Note 2), we reviewed our leasing-related accounting policies and updated our depreciation policy for operating leases so that the useful life of the vehicles incorporates our historical experience on early terminations due to customer defaults.  We believe this change in accounting method is preferable as the characterization of these changes is better reflected as depreciation.  At December 31, 2018, this reclassification increased accumulated depreciation and decreased allowance for credit losses by $78 million, respectively, and had no impact on Net Investment in operating leases.  On the income statement, this reclassification increased Depreciation on vehicles subject to operating leases and decreased Provision for credit losses by $29 million and $77 million, for the third quarter of 2018 and first nine months of 2018, respectively.
These changes had no impact on Income before income taxes, Net investment in operating leases, Retained earnings, or to Net cash provided by / (used in) operating activities. We have reclassified prior period amounts to reflect the above changes.
Net investment in operating leases was as follows (in millions):

	December 31, 2018	September 30, 2019
Vehicles, at cost (a)	$33,593	$33,339
Accumulated depreciation	(6,144)	(5,809)
Net investment in operating leases	$27,449	$27,530
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)

At December 31, 2018 and September 30, 2019, Net investment in operating leases includes $16.3 billion and $12.7 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investments in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).
The amounts contractually due for minimum rentals on operating leases at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Total
Minimum rentals on operating leases	$4,708	$2,929	$1,083	$83	$6	$8,809

The amounts contractually due on our operating leases at September 30, 2019 were as follows (in millions):

	Within 1 year	After 1 year and within 2 years	After 2 years and within 3 years	After 3 years and within 4 years	After 4 years and within 5 years	Total
Operating lease payments	$4,703	$2,917	$1,014	$72	$5	$8,711

Operating leases are generally pre-payable without penalty and may cause actual paid amounts to differ from amounts contractually due.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2018			First Nine Months 2018
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$573	$14	$587	$582	$15	$597
Charge-offs	(128)	(43)	(171)	(382)	(46)	(428)
Recoveries	40	4	44	126	6	132
Provision for credit losses	73	52	125	237	52	289
Other	1	—	1	(4)	—	(4)
Ending balance	$559	$27	$586	$559	$27	$586

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$538	$14	$552
Specific impairment allowance				21	13	34
Ending balance				$559	$27	$586

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				$76,448	$39,638	$116,086
Specifically evaluated for impairment				379	165	544
Recorded investment				76,827	39,803	116,630

Ending balance, net of allowance for credit losses				$76,268	$39,776	$116,044

	Third Quarter 2019			First Nine Months 2019
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513	$566	$23	$589
Charge-offs	(129)	(1)	(130)	(383)	(18)	(401)
Recoveries	41	—	41	129	8	137
Provision for credit losses	93	—	93	187	2	189
Other	(3)	(1)	(4)	(1)	—	(1)
Ending balance	$498	$15	$513	$498	$15	$513

Analysis of ending balance of allowance for credit losses
Collective impairment allowance				$479	$13	$492
Specific impairment allowance				19	2	21
Ending balance				498	15	513

Analysis of ending balance of finance receivables
Collectively evaluated for impairment				$73,564	$39,295	$112,859
Specifically evaluated for impairment				334	91	425
Recorded investment				73,898	39,386	113,284

Ending balance, net of allowance for credit losses				$73,400	$39,371	$112,771

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions in capital markets primarily in the United States, Canada, the United Kingdom, Germany, and China.

We engage in securitization transactions to fund operations and to maintain liquidity. Our securitization transactions are recorded as asset-backed debt, and the associated assets are not derecognized and continue to be included in our financial statements.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	September 30, 2019
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.8	$33.3	$0.2	$33.1	$28.8
Wholesale financing	0.3	23.4	—	23.4	14.2
Finance receivables	2.1	56.7	0.2	56.5	43.0
Net investment in operating leases	0.6	12.7	—	12.7	8.0
Total VIE	$2.7	$69.4	$0.2	$69.2	$51.0

Non-VIE
Retail financing	$0.2	$4.5	$—	$4.5	$4.0
Wholesale financing	—	0.6	—	0.6	0.5
Finance receivables	0.2	5.1	—	5.1	4.5
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$5.1	$—	$5.1	$4.5

Total securitization transactions
Retail financing	$2.0	$37.8	$0.2	$37.6	$32.8
Wholesale financing	0.3	24.0	—	24.0	14.7
Finance receivables	2.3	61.8	0.2	61.6	47.5
Net investment in operating leases	0.6	12.7	—	12.7	8.0
Total securitization transactions	$2.9	$74.5	$0.2	$74.3	$55.5
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance cost.

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

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(5)	$—	$19	$(32)
Fair value changes on hedging instruments	(102)	203	(531)	927
Fair value changes on hedged debt	110	(194)	521	(910)
Derivatives not designated as hedging instruments
Interest rate contracts	9	18	(28)	(12)
Foreign currency exchange contracts (a)	6	154	104	188
Cross-currency interest rate swap contracts	(75)	(257)	(258)	(261)
Total	$(57)	$(76)	$(173)	$(100)
__________

(a)	Reflects forward contracts between Ford Credit and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, were as follows (in millions):

	December 31, 2018			September 30, 2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$22,989	$158	$208	$25,235	$789	$10
Derivatives not designated as hedging instruments
Interest rate contracts	76,904	235	274	64,523	271	290
Foreign currency exchange contracts	4,318	45	24	5,567	108	18
Cross-currency interest rate swap contracts	5,235	232	157	7,203	127	319
Total derivative financial instruments, gross (a) (b)	$109,446	$670	$663	$102,528	$1,295	$637
__________

(a)	At December 31, 2018 and September 30, 2019, we held collateral of $19 million and $24 million, respectively, and we posted collateral of $59 million and $100 million, respectively.

(b)
At December 31, 2018 and September 30, 2019, the fair value of assets and liabilities available for counterparty netting was $233 million and $282 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2018	September 30, 2019
Accrued interest and other non-finance receivables	$1,080	$997
Collateral held for resale, at net realizable value, and other inventory	877	807
Prepaid reinsurance premiums and other reinsurance recoverables	658	683
Property and equipment, net of accumulated depreciation (a)	192	209
Deferred charges - income taxes	216	182
Investment in non-consolidated affiliates	123	129
Restricted cash	140	127
Deferred charges	96	125
Operating lease assets	—	88
Other	74	113
Total other assets	$3,456	$3,460
__________

(a)	Accumulated depreciation was $367 million and $383 million at December 31, 2018 and September 30, 2019, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2018	September 30, 2019
Unearned insurance premiums and fees	$775	$803
Interest payable	752	652
Income tax and related interest (a)	369	551
Deferred revenue	113	111
Operating lease liabilities	—	90
Payroll and employee benefits	70	60
Other	228	208
Total other liabilities and deferred revenue	$2,307	$2,475

__________

(a)	Includes tax and interest payable to affiliated companies of $193 million and $407 million at December 31, 2018 and September 30, 2019, respectively.

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in our consolidated balance sheet. These investments were $9 million and $8 million at December 31, 2018 and September 30, 2019, respectively. There were no material adjustments to the fair values of these investments during the period ended September 30, 2019.

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $87 million and $64 million at December 31, 2018 and September 30, 2019, respectively. Admission fee revenue on group financing products is generally recognized evenly over the term of the agreement, which is up to 84 months. Increases in the admission fee deferred revenue balance are the result of payments due during the current period in advance of satisfying our performance under the contract and decreases are a result of revenue recognized during the current period that was previously deferred.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2018	September 30, 2019	2018	2019	2018	2019
Short-term debt
Unsecured debt
Floating rate demand notes	$5,880	$6,558
Commercial paper	3,749	3,645
Other short-term debt	4,213	2,515
Asset-backed debt	943	823
Total short-term debt	14,785	13,541	3.5%	3.0%	3.5%	3.0%
Long-term debt
Unsecured debt
Notes payable within one year	14,373	14,854
Notes payable after one year	52,409	55,651
Asset-backed debt (a)
Notes payable within one year	22,130	24,496
Notes payable after one year	36,844	30,209
Unamortized discount	2	(2)
Unamortized issuance costs	(211)	(219)
Fair value adjustments (b)	(186)	744
Total long-term debt	125,361	125,733	2.8%	3.0%	2.8%	3.0%
Total debt	$140,146	$139,274	2.8%	3.0%	2.9%	3.0%

Fair value of debt (c)	$138,888	$140,110

__________

(a)
Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

(b)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $38.0 billion and $39.3 billion at December 31, 2018 and September 30, 2019, respectively.

(c)
The fair value of debt includes $13.8 billion and $12.7 billion of short-term debt at December 31, 2018 and September 30, 2019, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The changes in the balance of Accumulated Other Comprehensive Income / (Loss) (“AOCI”) attributable to Ford Credit for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Beginning AOCI balance	$(670)	$(801)	$(419)	$(829)
Net gain / (loss) on foreign currency translation	(49)	(210)	(300)	(182)
Ending AOCI balance	$(719)	$(1,011)	$(719)	$(1,011)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Gains / (Losses) on derivatives	$(60)	$(85)	$(182)	$(85)
Currency revaluation gains / (losses)	36	52	80	36
Interest and investment income	49	88	$140	$250
Other	11	5	36	42
Total other income, net	$36	$60	$74	$243

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at September 30 was as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
Third Quarter 2018
Total revenue	$2,677	$284	$120	$3,081	$—	$3,081
Income before income taxes	556	89	13	658	20	678
Other disclosures:
Depreciation on vehicles subject to operating leases	924	12	—	936	—	936
Interest expense	848	68	75	991	(2)	989
Provision for credit losses	116	1	10	127	—	127

Third Quarter 2019
Total revenue	$2,764	$286	$77	$3,127	$—	$3,127
Income before income taxes	584	82	15	681	55	736
Other disclosures:
Depreciation on vehicles subject to operating leases	884	10	—	894	—	894
Interest expense	951	86	43	1,080	1	1,081
Provision for credit losses	86	6	1	93	—	93

First Nine Months 2018
Total revenue	$7,918	$878	$404	$9,200	$—	$9,200
Income before income taxes	1,619	303	86	2,008	(44)	1,964
Other disclosures:
Depreciation on vehicles subject to operating leases	2,955	20	—	2,975	—	2,975
Interest expense	2,430	216	256	2,902	(4)	2,898
Provision for credit losses	263	14	13	290	—	290
Net finance receivables and net investment in operating leases	120,425	25,995	5,720	152,140	(8,526)	143,614
Total assets	128,103	27,120	6,023	161,246	—	161,246

First Nine Months 2019
Total revenue	$8,349	$896	$264	$9,509	$—	$9,509
Income before income taxes	1,836	314	64	2,214	154	2,368
Other disclosures:
Depreciation on vehicles subject to operating leases	2,681	31	—	2,712	—	2,712
Interest expense	2,902	252	155	3,309	7	3,316
Provision for credit losses	178	18	(7)	189	—	189
Net finance receivables and net investment in operating leases	119,463	25,518	3,737	148,718	(8,417)	140,301
Total assets	128,603	28,185	4,095	160,883	—	160,883
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

We have rental commitments for certain land, buildings, and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Minimum rentals on operating leases	$19	$14	$11	$10	$9	$34	$97

The amounts contractually due on our operating lease liabilities at September 30, 2019 were as follows (in millions):

	Within 1 year	After 1 year and within 2 years	After 2 years and within 3 years	After 3 years and within 4 years	After 4 years and within 5 years	After 5 years	Total
Operating lease	$19	$15	$13	$13	$12	$29	$101
Less: Present value discount							(11)
Total operating lease liabilities							$90

Operating and variable lease expense for the third quarter and first nine months of 2019 was $5 million and $16 million, respectively. The right-of-use assets obtained in exchange for operating lease liabilities for the third quarter and first nine months of 2019 was $0 million and $17 million, respectively.

As of September 30, 2019, the weighted average remaining lease term for operating leases was seven years and the weighted average remaining discount rate for operating leases was 3.3%.

Guarantees and Indemnifications

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

The maximum potential payments under these guarantees and limited indemnities totaled $34 million and $54 million at December 31, 2018 and September 30, 2019, respectively. Of these values, $29 million and $49 million at December 31, 2018 and September 30, 2019, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2018 or September 30, 2019.

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

For nearly all matters where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE Bank plc (“FCE”) received a decision from the Italian Competition Authority, which included an assessment of a fine against FCE in the amount of €42 million (equivalent to $45 million at September 30, 2019).  On March 8, 2019, FCE appealed the decision and the fine with the ultimate resolution of the matter potentially taking several years.  While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

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

Definitions and Information Regarding Causal Factors

In general, we measure year-over-year changes in EBT using the causal factors listed below:

•	Volume and Mix – Volume and Mix are primarily reflected within Net financing margin on the income statement.

◦
Volume primarily measures changes in net financing margin driven by changes in average managed receivables at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicles sold and leased, the extent to which we purchase retail installment sale and finance lease contracts (retail financing) and operating lease contracts, the extent to which we provide wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through us, and the availability of cost-effective funding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Lease Residual – Lease Residual is primarily reflected within Depreciation on vehicles subject to operating leases on the income statement.

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

In addition, the following definitions and calculations apply to the tables contained in Item 2 of this report:

•
Cash (as shown in the Funding Structure, Liquidity, and Leverage tables) – Cash and cash equivalents and Marketable securities reported on Ford Credit’s balance sheet, excluding amounts related to insurance activities

•
Debt (as shown in the Key Metrics and Leverage tables) – Debt on Ford Credit’s balance sheet. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions

•	Earnings Before Taxes (EBT) – Reflects Income before income taxes as reported on Ford Credit’s income statement

•	Return on Equity (ROE) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period

•
Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada

•	Securitization Cash (as shown in the Liquidity table) – Cash held for the benefit of the securitization investors (for example, a reserve fund)

•
Term Asset-Backed Securities (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Total Net Receivables (as shown in the Key Metrics and Financial Condition tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors

•
Unallocated Other (as shown in the Segment Results table) – Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions

Key Metrics

	Third Quarter			First Nine Months
GAAP Financial Measures	2018	2019	H / (L)	2018	2019	H / (L)
Net Receivables (billions)	$144	$140	(3)%	$144	$140	(3)%
Loss-to-Receivables (bps) (a)	51	51	—	50	48	(2)
Auction Values (b)	$19,190	$18,865	(2)%	$18,415	$18,160	(1)%
EBT (millions)	$678	$736	$58	$1,964	$2,368	$404
ROE (%)	13%	15%	2 ppts	14%	16%	2 ppts

Other Balance Sheet Metrics
Debt (billions)				$138	$139	1%
Net Liquidity (billions)				$29	$35	22%
Financial Statement Leverage (to 1)				9.1	9.8	0.7
__________

(a)	U.S. Retail financing only, previously included both retail financing and operating leases

(b)	U.S. 36-month off-lease third quarter auction values at 3Q 2019 mix and YTD amounts at 2019 YTD mix

Non-GAAP Financial Measures	September 30, 2018	September 30, 2019	H / (L)
Managed Receivables (billions) (a)	$152	$149	(2)%
Managed Leverage (to 1) (b)	8.4	8.8	0.4
__________

(a)	See “Financial Condition” section for reconciliation to GAAP

(b)	See “Leverage” section for reconciliation to GAAP

In the third quarter of 2019, EBT was $736 million, $58 million higher than a year ago. Receivables were lower than a year ago. Consumer credit metrics were healthy in the United States, with the loss-to-receivables ratio at 0.51%, which was flat compared with a year ago. U.S. auction values were 2% lower than a year ago, slightly better than our expectations.

ROE was 15%, two percentage points higher compared with a year ago, primarily reflecting higher EBT. Our balance sheet remains strong with managed leverage within our target range of 8:1 to 9:1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Third Quarter 2019 Compared with Third Quarter 2018

The following table shows the factors that contributed to the strong third quarter EBT (in millions):

Change in EBT by Causal Factor
Third Quarter 2018 EBT	$678
Volume / Mix	(19)
Financing Margin	5
Credit Loss	34
Lease Residual	6
Exchange	(8)
Other	40
Third Quarter 2019 EBT	$736

Our third quarter 2019 EBT was $736 million, $58 million higher than a year ago, led by favorable derivatives market valuation and improved operating costs, which are both reflected in other. Favorable credit loss performance primarily reflects the non-recurrence of a non-consumer loss recognized in the third quarter of 2018. Unfavorable volume and mix, which was driven by lower receivables, was a partial offset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Segment Results

We have three reportable segments in our consolidated financial statements that align with our management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: the Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance, because they are managed at the corporate level, are reflected in Unallocated Other. Results of operations by segment and Unallocated Other for the periods ended September 30 are shown below (in millions):

	Third Quarter			First Nine Months
	2018	2019	H / (L)	2018	2019	H / (L)
Results
Americas segment	$556	$584	$28	$1,619	$1,836	$217
Europe segment	89	82	(7)	303	314	11
Asia Pacific segment	13	15	2	86	64	(22)
Total segments	$658	$681	$23	$2,008	$2,214	$206
Unallocated other	20	55	35	(44)	154	198
Earnings before taxes	$678	$736	$58	$1,964	$2,368	$404
(Provision for) / Benefit from income taxes	(160)	(165)	(5)	(266)	(581)	(315)
Net Income	$518	$571	$53	$1,698	$1,787	$89

For additional information, see Note 14 of our Notes to the Financial Statements.

Americas segment

The Americas segment third quarter 2019 EBT of $584 million was $28 million higher compared with third quarter 2018, explained primarily by favorable credit loss performance, driven by the non-recurrence of a non-consumer loss recognized in the third quarter of 2018, and favorable operating lease residual performance, partially offset by unfavorable volume and mix. Americas segment EBT of $1.8 billion for the first nine months of 2019 was $217 million higher compared with a year ago, explained primarily by favorable operating lease residual and credit loss performance, partially offset by unfavorable financing margin.

Europe segment

The Europe segment third quarter 2019 EBT of $82 million was $7 million lower compared with third quarter 2018, explained primarily by unfavorable changes in lease residual value reserves and credit loss performance, partially offset by favorable volume and mix. Europe segment EBT of $314 million for the first nine months of 2019 was $11 million higher compared with a year ago, explained primarily by favorable volume and mix, partially offset by unfavorable exchange.

Asia Pacific segment

The Asia Pacific segment third quarter 2019 EBT of $15 million was $2 million higher compared with third quarter 2018, explained primarily by favorable credit loss and financing margin performance, partially offset by unfavorable volume and mix. Asia Pacific segment EBT of $64 million for the first nine months of 2019 was $22 million lower compared with a year ago, explained primarily by unfavorable volume and mix, partially offset by favorable credit loss and financing margin performance.

Unallocated Other

Unallocated Other was a $55 million gain for third quarter 2019, a $35 million improvement from third quarter 2018, reflecting favorable performance in market valuation adjustments to derivatives. Unallocated Other was a $154 million gain for the first nine months of 2019, a $198 million improvement compared with a year ago, reflecting favorable performance in market valuation adjustments to derivatives.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands):

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Share of Ford and Lincoln Sales (a)
United States	59%	57%	59%	52%
Canada	69	57	73	63
U.K.	36	40	37	39
Germany	47	44	50	47
Total Europe segment	38	37	37	37
China	37	35	34	34

Wholesale Share
United States	76%	76%	76%	76%
Canada	57	57	59	57
U.K.	100	100	100	100
Germany	94	93	93	93
Total Europe segment	99	98	98	98
China	64	59	61	61

Contract Placement Volume - New and Used (000)
Americas segment	356	318	1,028	821
Europe segment	124	121	419	393
Asia Pacific segment	47	27	139	86
Total	527	466	1,586	1,300
__________

(a)	United States and Canada exclude Fleet sales, other markets include Fleet

In the third quarter of 2019, Americas segment and Europe segment contract placement volume were down compared with a year ago, primarily reflecting lower financing share. In the third quarter of 2019, Asia Pacific segment contract placement volume was down compared with a year ago, more than explained by lower Ford sales in China.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2018	December 31, 2018	September 30, 2019
Net Receivables
Americas Segment
Consumer financing	$56.7	$56.5	$55.2
Non-Consumer financing	28.9	32.1	29.6
Net investment in operating leases	27.1	27.0	27.0
Total Americas Segment	$112.7	$115.6	$111.8

Europe Segment
Consumer financing	$15.5	$15.5	$15.4
Non-Consumer financing	9.4	9.6	9.0
Net investment in operating leases	0.5	0.4	0.5
Total Europe Segment	$25.4	$25.5	$24.9

Asia Pacific Segment
Consumer financing	$4.0	$3.8	$2.8
Non-Consumer financing	1.5	1.4	0.8
Net investment in operating leases	—	—	—
Total Asia Pacific Segment	$5.5	$5.2	$3.6

Total net receivables	$143.6	$146.3	$140.3

Managed Receivables
Total net receivables (GAAP)	$143.6	$146.3	$140.3
Unearned interest supplements and residual support	6.7	6.8	6.8
Allowance for credit losses	0.6	0.6	0.5
Other, primarily accumulated supplemental depreciation	1.2	1.2	1.1
Total managed receivables (Non-GAAP)	$152.1	$154.9	$148.7

Americas Segment Lease Mix
SUV / CUV	55%	56%	57%
Truck	27	27	30
Car	18	17	13

At September 30, 2018, December 31, 2018, and September 30, 2019, total net receivables includes consumer receivables before allowance for credit losses of $38.8 billion, $40.7 billion, and $37.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $23.3 billion, $25.7 billion, and $24.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2018, December 31, 2018, and September 30, 2019, total net receivables includes net investment in operating leases of $12.4 billion, $16.3 billion, and $12.7 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2018 Form 10-K Report and Note 7 of our Notes to the Financial Statements for the period ended September 30, 2019.
Our operating lease portfolio is managed and was 20% of total net receivables at September 30, 2019. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 98% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We manage the credit risk of our consumer (retail financing) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II to our 2018 Form 10-K Report.

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

In purchasing retail financing contracts, we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations. While FICO is a part of our scoring system, our models enable us to more effectively determine the probability that a customer will pay than using credit scores alone. When we originate business, our models project expected losses and we price accordingly. We ensure the business fits our risk appetite. For additional information on the quality of our receivables, see Note 4 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Origination Metrics

The following table shows U.S. retail financing and operating lease average placement FICO and higher risk portfolio mix metrics. Also shown are extended term mix and U.S. retail financing average placement terms.

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Origination Metrics
Average placement FICO	747	750	745	746
Higher risk portfolio mix	6%	6%	6%	6%
Greater than or equal to 84 months placement mix	4%	3%	4%	4%
Average placement term (months)	66	66	65	65

Our third quarter 2019 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 6% of our portfolio and has been stable for over 10 years.

Our average retail financing placement term was unchanged from a year ago, and retail financing contracts of 84 months and longer continued to be a small part of our business. Ford Credit remains focused on managing the trade cycle - building customer relationships and loyalty while offering financing products and terms customers want. Ford Credit origination and risk management processes deliver robust portfolio performance.

U.S. Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the U.S. retail financing business, which comprised 62% of our worldwide consumer finance receivables at September 30, 2019.

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.14%	0.14%	0.13%	0.12%
Reposessions (000)	7	7	21	20
Reposession ratio	1.26%	1.32%	1.28%	1.23%
Loss severity (000) (a)	$9.8	$10.3	$10.3	$10.5
Charge-offs (millions)	$61	$61	$178	$171
LTR ratio (b)	0.51%	0.51%	0.50%	0.48%
__________

(a)	The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle
(b) Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average finance receivables

Compared with a year ago, third quarter delinquencies were flat, while the repossession rate and severity were slightly higher. Our third quarter 2019 charge-offs and LTR ratio were flat compared with a year ago. Credit loss metrics remained strong, reflecting a healthy business environment and consumer credit conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Charge-offs (millions)	$127	$89	$296	$264
LTR ratio	0.43%	0.30%	0.33%	0.29%
Credit loss reserve (millions)	$586	$513	$586	$513
Reserve as percent of EOP Managed Receivables	0.49%	0.44%	0.49%	0.44%

Our worldwide charge-offs and LTR ratio were both lower than a year ago. The improvement primarily reflects the non-recurrence of a non-consumer loss recognized in the third quarter of 2018. Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivables level. The credit loss reserve and the reserve as a percent of managed receivables were both lower than a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

Leasing is an important product that many customers want and value, and operating lease customers also are more likely to buy or lease another Ford or Lincoln vehicle. We manage our lease share with an enterprise view to support sales, protect residual values, and manage the trade cycle. Ford Credit and Ford work together under a leasing strategy that considers share, term, model mix, geography, and other factors.

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industry wide used vehicle prices, marketing incentive plans, and vehicle quality data. For operating leases, changes in expected residual values impact depreciation expense, which is recognized on a straight-line basis over the life of the lease.

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2018 Form 10-K Report.

U.S. Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our U.S. operating lease portfolio, which represents 86% of our total net investment in operating leases at September 30, 2019.

	Third Quarter		First Nine Months
	2018	2019	2018	2019
Lease Share of Retail Sales
Ford Credit	21%	19%	22%	20%
Industry (a)	29%	29%	30%	30%

Placement Volume (000)
24-Month	10	11	34	29
36-Month	80	68	213	172
39-Month / Other	5	4	45	46
Total	95	83	292	247

Residual Performance
Return rates	77%	76%	78%	78%
Return volume (000)	71	70	210	220
Off-lease auction values (b)	$19,190	$18,865	$18,415	$18,160
__________

(a)	Source: J.D. Power PIN

(b)	36-month off-lease auction values; quarterly amounts at 3Q 2019 mix and YTD amounts at 2019 YTD mix

Ford Credit’s U.S. operating lease share of retail sales in the third quarter of 2019 was lower compared with a year ago and remains below the industry, reflecting the Ford sales mix. Our third quarter 2019 lease placement volume was down compared with a year ago.

Lease return volume and return rate in the third quarter of 2019 were down from a year ago. Our third quarter 2019 36-month off-lease auction values were also down compared with a year ago.

We now expect full-year 2019 off-lease 36-month auction values to be around 2% lower compared with 2018 at constant mix.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

•	On September 9, 2019, Moody’s downgraded the credit rating for Ford Credit to non-investment grade (Ba1 from Baa3) and revised the outlook to stable from negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	R-2M	Negative	BBB (low)
Fitch	BBB	F2	Negative	BBB-
Moody’s	Ba1	NP	Stable	Baa3
S&P	BBB	A-2	Negative	BBB-

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

The following table shows funding for our managed receivables (in billions):

Funding Structure	September 30, 2018	December 31, 2018	September 30, 2019
Term Debt (incl. Bank Borrowings)	$73	$70	$74
Term Asset-Backed Securities	55	60	55
Commercial Paper	4	4	4
Ford Interest Advantage / Deposits	6	6	7
Other	11	10	9
Equity	15	15	14
Adjustments for Cash	(12)	(10)	(14)
Total Managed Receivables (a)	$152	$155	$149

Securitized Funding as a percent of Managed Receivables	36%	39%	37%
__________

(a)	Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $149 billion as of September 30, 2019, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 37%. We target a mix of securitized funding between 35% and 40%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan

The following table shows our issuances for full-year 2017 and 2018, planned issuances for full-year 2019, and our global public term funding issuances through October 22, 2019, excluding short-term funding programs (in billions):

	2017 Actual	2018 Actual	2019 Forecast	Through Oct 22
Unsecured - Currency of Issuance (USD Equivalent)
USD	$10	$6	$ 9 - 10	$9
CAD	2	1	1	1
EUR / GBP	3	4	4 - 5	4
Other	1	1	1	1
Total unsecured	$16	$13	$ 15 - 17	$14
Securitizations	15	14	13 - 14	12
Total public	$32	$27	$ 28 - 31	$26
Note: Numbers may not sum due to rounding

Our total unsecured public term funding plan is categorized by currency of issuance. We plan to continue issuing our eurocurrency-denominated (e.g., euro and sterling) public unsecured debt from the United States. For 2019, we now project full-year public term funding in the range of $28 billion to $31 billion.

Through October 22, 2019, we have completed $26 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	September 30, 2018	December 31, 2018	September 30, 2019
Liquidity Sources
Cash	$12.1	$10.2	$14.3
Committed asset-backed facilities	32.0	35.4	35.2
Other unsecured credit facilities	3.0	3.0	2.6
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$50.1	$51.6	$55.1

Utilization of Liquidity
Securitization cash	$(3.0)	$(3.0)	$(2.9)
Committed asset-backed facilities	(17.7)	(20.7)	(14.4)
Other unsecured credit facilities	(0.7)	(0.7)	(0.5)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(21.4)	$(24.4)	$(17.8)

Gross liquidity	$28.7	$27.2	$37.3
Adjustments	0.3	0.1	(1.9)
Net liquidity available for use	$29.0	$27.3	$35.4

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of about $25 billion.

At September 30, 2019, our net liquidity available for use was $35.4 billion, $8.1 billion higher than year-end 2018. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. At September 30, 2019, our liquidity sources including cash totaled $55.1 billion, up $3.5 billion from year-end 2018.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2019, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $14.3 billion, compared with $10.2 billion at year-end 2018.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.0 billion and $2.9 billion at December 31, 2018 and September 30, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Committed Capacity. At September 30, 2019, our committed capacity totaled $40.8 billion, compared with $41.4 billion at December 31, 2018. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $35.2 billion ($18.0 billion of retail financing, $5.7 billion of wholesale financing, and $11.5 billion of operating leases) at September 30, 2019. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $17.0 billion having maturities within the next twelve months and the remaining balance having maturities through 2022. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2019, $14.4 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity table above.

Unsecured Credit Facilities. At September 30, 2019, we and our majority-owned subsidiaries had $5.6 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement, the Ford Bank Agreement, and the allocation under Ford’s corporate credit facility. At September 30, 2019, $5.1 billion was available for use.

FCE’s £745 million (equivalent to $917 million at September 30, 2019) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank GmbH’s €240 million (equivalent to $262 million at September 30, 2019) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2022.  At September 30, 2019, all £745 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 25% of the commitments maturing on April 30, 2022 and 75% of the commitments maturing on April 30, 2024. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At September 30, 2019, all $3.0 billion was available for use.

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

The following table shows the calculation of our financial statement leverage and managed leverage (in billions):

	September 30, 2018	December 31, 2018	September 30, 2019
Leverage Calculation
Debt	$138.2	$140.1	$139.3
Adjustments for cash	(12.1)	(10.2)	(14.3)
Adjustments for derivative accounting	0.6	0.2	(0.8)
Total adjusted debt	$126.7	$130.1	$124.2

Equity	$15.2	$15.0	$14.2
Adjustments for derivative accounting	(0.1)	(0.2)	—
Total adjusted equity	$15.1	$14.8	$14.2

Financial statement leverage (to 1) (GAAP)	9.1	9.4	9.8
Managed leverage (to 1) (Non-GAAP)	8.4	8.8	8.8

We plan our managed leverage by considering market conditions and the risk characteristics of our business. At September 30, 2019, our financial statement leverage was 9.8:1, and managed leverage was 8.8:1. We target managed leverage in the range of 8:1 to 9:1.

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

•
Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;

•	Ford Credit could experience higher than expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for operating leased vehicles;

•	Ford Credit could face increased competition from banks, financial institutions, or other third parties seeking to increase their share of financing Ford vehicles; and

•	Ford Credit could be subject to new or increased credit regulations, consumer or data protection regulations, or other regulations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”), which are not expected to have a material impact to our financial statements or financial statement disclosures. ASU 2016-13 is expected to result in a significant change in practice to Ford Credit. For additional information, see Note 2 of our Notes to the Financial Statements.

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

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2019, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $2 million over the next 12 months, compared with an increase of $51 million at December 31, 2018. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. David W. McClelland, our Chairman of the Board and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2019, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.

The risk factor “Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors” included in Item 1A of our 2018 Form 10-K Report is revised as follows:

Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford and Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on their credit ratings or their perceived creditworthiness. Further, Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. The potential phase out of LIBOR is one such risk that could cause market volatility or disruption. In July 2017 the chief executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR after 2021 or whether LIBOR will continue to be published by its administrator based on these submissions or on any other basis. It is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates, but the potential phase out of LIBOR could adversely affect Ford Credit’s access to the capital markets and cost of funding.  In addition, Ford Credit may be limited in the amount of receivables it purchases or originates in certain countries or regions if the local capital markets, particularly in developing countries, do not exist or are not adequately developed. Similarly, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Designation	Description	Method of Filing

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	October 23, 2019