Form 10-K
period 2019-12-31
FORD MOTOR CREDIT CO LLC
filed 2020-02-05
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip code)

(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each Exchange on which registered
3.588% Notes due June 2, 2020	F/20S	New York Stock Exchange
0.623% Notes due June 28, 2023*	F/23E	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.125% Notes due on June 20, 2024*	F/24O	New York Stock Exchange
3.021% Notes due on March 6, 2024*	F/24M	New York Stock Exchange
4.535% Notes on March 6, 2025*	F/25K	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
1.514% Notes due on February 17, 2023*	F/23G	New York Stock Exchange
2.386% Notes due on February 17, 2026*	F/26AB	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
3.683% Notes due December 3, 2024*	F/24Q	New York Stock Exchange
Floating Rate Notes due May 14, 2021*	F/21C	New York Stock Exchange
Floating Rate Notes due December 1, 2021*	F/21AQ	New York Stock Exchange
Floating Rate Notes due December 7, 2022*	F/22T	New York Stock Exchange
Floating Rate Notes due November 15, 2023*	F/23D	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
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
For the Year Ended December 31, 2019

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

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K Report” or “Report”) nor filed with the SEC.

Products and Services. We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting the dealers of those brands. We earn our revenue primarily from:

•	Payments made under retail installment sale and finance lease (retail financing) and operating lease contracts that we originate and purchase;

•	Interest rate supplements and other support payments from Ford and affiliated companies; and

•	Payments made under dealer financing programs.

As a result of our financing activities, we have a large portfolio of finance receivables and operating leases which we classify into two portfolios – “consumer” and “non-consumer”.

Finance receivables and operating leases in the consumer portfolio include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal and commercial use. Retail financing includes retail installment sale contracts for new and used vehicles and finance leases (comprised of sales-type and direct financing leases) for new vehicles to retail and commercial customers, including leasing companies, government entities, daily rental companies, and fleet customers.

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

We also service the finance receivables and operating leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs.

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

In the first quarter of 2020, we plan to begin reporting our business segments as follows: the United States and Canada, Europe, and All Other. Below is a description of our business segments as of December 31, 2019.

Item 1. Business (Continued)

Americas Segment

Our Americas segment includes operations in the United States, Canada, Mexico, Brazil, and Argentina. This segment represented 80% of total managed receivables at both year-end 2018 and 2019. Our United States operations accounted for 87% and 86% of Americas segment total managed receivables at year-end 2018 and 2019, respectively, and our Canadian operations accounted for 12% of Americas segment total managed receivables at both year-end 2018 and 2019. For additional information on how we review our business performance, including on a managed basis, refer to the “Overview” section of Item 7. Managed receivables are defined further in the “Financial Condition” section of Item 7.

Under the Ford Credit and Lincoln Automotive Financial Services brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles. Operations in some markets may also include joint ventures with local financial institutions and other third parties. In addition, other private label operations and alternative business arrangements exist in some markets.

Europe Segment

Our Europe segment includes operations in the European region and a joint venture in South Africa. This segment represented 17% and 18% of total managed receivables at year-end 2018 and 2019, respectively. Our operations in the European region are managed primarily through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and has branches in eight other European countries. FCE also has operating subsidiaries in Germany, Switzerland, the Czech Republic, and Hungary that provide a variety of retail and dealer financing. The United Kingdom and Germany are our largest markets in Europe, representing 58% and 61% of Europe segment managed receivables at year-end 2018 and 2019, respectively. Customers and dealers in Italy, France, and Spain were 24% and 23% of Europe segment managed receivables at year-end 2018 and 2019, respectively. FCE, through its Worldwide Trade Financing (“WWTF”) division, provides financing to distributors and importers in about 70 countries where Ford has no national sales company presence. In addition, other private label operations and alternative business arrangements exist in some markets.

Asia Pacific Segment

Our Asia Pacific segment includes operations in China and India. This segment represented 3% and 2% of total managed receivables at year-end 2018 and 2019, respectively. China operations accounted for 96% and 94% of Asia Pacific segment total managed receivables at year-end 2018 and 2019, respectively. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity, or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Ford’s 2019 Form 10-K Report”), filed separately with the SEC.

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

We compete mainly on the basis of service and financing rate programs, including those sponsored by Ford. A key foundation of our service is providing broad and consistent purchasing policies for retail financing and operating lease contracts, and consistent support for dealer financing requirements across economic cycles. These policies have helped us build strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing, and servicing our receivables, and efficiently accessing the capital markets. We routinely monitor the capital markets and develop funding plans to optimize our competitive position. Ford-sponsored special financing programs available only through us give us a competitive advantage in providing financing to Ford dealers and their customers.

Seasonal Variations

As a finance company, we own and manage a large portfolio of receivables that are generated throughout the year and are collected over a number of years, primarily in fixed monthly payments. As a result, our overall financing revenues do not exhibit seasonal variations.

Consumer Financing

Overview and Purchasing Process

We provide financing services to customers for personal and commercial use through automotive dealers that have established relationships with us. Our primary business consists of originating and purchasing retail financing and operating lease contracts for new and used vehicles from Ford and Lincoln dealers. We report in our financial statements the receivables from customers under retail financing contracts as finance receivables. We report in our financial statements most of our retail leases as net investment in operating leases with the capitalized cost of the vehicles recorded as depreciable assets.

In general, we purchase from dealers retail financing and operating lease contracts that meet our purchase standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically. We automatically obtain information on the applicant including a credit bureau score, if available. We use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations. Purchase decisions are made within a framework of Ford Credit’s purchase quality and risk factor guidelines. Credit applications are typically evaluated by our electronic decisioning process, which may approve or reject applications.

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

Item 1. Business (Continued)

We offer a variety of retail installment sale financing products. The average original term of our retail installment sale contracts in the United States was 65 months for contracts purchased in both 2018 and 2019. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations.

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

We offer vehicle-financing programs to retail and commercial customers including leasing companies, government entities, daily rental companies, and fleet customers through sales-type and direct financing leases. These financings include primarily lease plans for terms of 24 to 60 months. We hold a security interest in financed vehicles in almost all instances.  At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in our consumer segment and reported as retail financing. We also offer a retail balloon product in Europe under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle and paying any contractually agreed additional charges for excess mileage or excess wear and use. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions.

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

The amount we pay to a dealer for a lease, also called the acquisition cost, is based on the negotiated vehicle price agreed to between the dealer and the retail customer, less any vehicle trade-in allowance or down payment from the customer and special marketing cash payments offered by Ford Credit and Ford, plus any additional products, such as insurance and extended service plans, that are included in the contract. The customer makes monthly lease payments based on the purchase price less the contractual residual value of the vehicle, plus lease charges. Some of our lease programs, such as our Red Carpet Lease Advance Payment Plan, provide certain pricing advantages to customers who make all or some monthly payments at lease inception or purchase refundable higher mileage allowances. We require lease customers to carry fire, theft, liability, and collision insurance on leased vehicles. In the case of a contract default and repossession, the customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses.

In the United States, operating lease terms for new vehicles range primarily from 24 to 39 months. In both 2018 and 2019, the average original lease term for contracts purchased was 35 months.

Item 1. Business (Continued)

Non-Consumer Financing

Overview

We extend credit to franchised dealers selling Ford and Lincoln vehicles primarily in the form of approved lines of credit to purchase new and used vehicles. Each lending request is evaluated, taking into consideration the borrower’s financial condition, supporting security, and numerous other financial and qualitative factors. Generally, receivables are secured by the related vehicle or the related property and may also be secured by other dealer assets. Asset verification processes are in place and generally include physical audits of vehicle inventories with increased audit frequency for higher-risk dealers.

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 68 days in 2018 compared with 71 days in 2019. Our wholesale financing program includes financing of large multi-brand dealer groups.

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

Dealer Loans. We make loans to dealers to finance the purchase of dealership real estate, to make improvements to dealership facilities, and to provide working capital. These loans are typically secured by mortgages on dealership real estate and / or by security interests in other dealership assets. In addition, these loans are generally supported by personal guarantees from the individual owners of the dealership.

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

Servicing

Consumer Financing

After we purchase retail financing contracts and operating leases from dealers and other customers, we manage the contracts during their contract terms. This management process is called servicing. We service the finance receivables and operating leases we originate and purchase. Our servicing duties include the following:

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

Collections. We design our collection strategies and procedures to keep accounts current and to collect on delinquent accounts. We employ a combination of proprietary and non-proprietary tools to assess the probability and severity of default for all of our finance receivables and operating leases and implement our collection efforts based on our determination of the credit risk associated with each customer. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, contracts are categorized by collection risk. Our centralized collection operations are supported by auto-dialing technology and proprietary collection and workflow operating systems. Through our auto-dialer program and our monitoring and call log systems, we target our efforts on contacting customers about missed payments and developing satisfactory solutions to bring accounts current.

Supplier Operations. We engage vendors to perform some of our servicing processes. These processes include depositing monthly payments from customers, monitoring the perfection of security interests in financed vehicles, imaging of contracts and electronic data file maintenance, generating retail financing and operating lease billing statements, providing telephonic payment systems for retail customers, handling of some inbound and outbound collections calls, and recovering deficiencies for selected accounts.

Item 1. Business (Continued)

Payment Extensions. A payment extension defers one or more past due payments and moves the scheduled maturity date by the number of months extended. Ford Credit’s guidelines for offering a payment extension generally require that the customer’s payment problem is temporary, the customer has an income source for making the next payment, and the customer has made at least one payment since the contract’s origination. Payment extensions are reviewed regularly by Ford Credit's servicing managers. When allowed by state law, Ford Credit usually collects a fee on extensions. Each month, Ford Credit grants payment extensions on about 1-2% of the retail installment sale contracts in its U.S. portfolio.

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

Non-Consumer Financing

In the United States and Canada, we require dealers to submit monthly financial statements that we monitor for potential credit deterioration. We assign an evaluation rating to each dealer, which, among other things, determines the frequency of physical audits of vehicle inventory.  We electronically audit vehicle inventory utilizing integrated systems allowing us to access information from Ford reported sales. We monitor dealer inventory financing payoffs to detect deviations from typical repayment patterns and take appropriate actions. If a dealer fails to make principal or interest payments when due, we will classify the dealer as “status” and may take one or more of the following actions: demand payment of all or a portion of the related receivables; suspend the dealer’s credit lines; place Ford Credit employees or security personnel at the dealership; secure the dealer’s inventory; require certified funds for all vehicles sold by the dealer; initiate legal actions to exercise rights under the floorplan financing agreement; or increase the dealer’s floorplan interest rate. If a loss appears imminent, we will attempt to redistribute new vehicle inventory, liquidate all remaining collateral, enforce any third-party guarantees, and charge off any remaining amounts as uncollectible.

We also provide financing to fleet purchasers, leasing companies, daily rental companies, and other commercial customers. We generally review our exposure under these credit arrangements at least annually.

In addition, we may service wholesale receivables that have been sold to third parties or wholesale receivables that are originated by a third party.

Outside of the United States and Canada, non-consumer financing is managed by the respective regional offices, executed within the local markets, and similar risk management principles are applied.

Item 1. Business (Continued)

Insurance

We conduct insurance underwriting operations primarily through TARIC in the United States and Canada. TARIC offers a variety of products and services, including:

•	Physical damage insurance coverage for Ford Credit financed vehicles at dealer locations;

•	Physical damage insurance coverage for non-affiliated company financed vehicles, serviced by Ford Credit, at dealer locations;

•	Physical damage insurance coverage for Ford and Lincoln vehicles in transit between final assembly plants and dealer locations;

•	Contractual liability insurance on extended service contracts for Ford and its affiliates; and

•	Commercial automobile and general liability insurance and surety bonds for Ford in the United States.

TARIC invests premiums, other revenue, and its capital and surplus to fund future claims, and has established investment guidelines and strategies to reflect its risk tolerance, regulatory requirements, and rating agency considerations, among other factors. TARIC is rated by A.M. Best Company on its financial strength and issuer credit rating. Since 2012, TARIC’s rating has been A (Excellent) for its financial strength and “a” on its issuer credit rating and has a “stable” outlook.

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income, but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenue in both 2018 and 2019.

Employee Relations

We employed approximately 7,600 and 6,800 full-time employees worldwide at year-end 2018 and 2019, respectively. Most employees are salaried and are not represented by a union.

Item 1. Business (Continued)

Governmental Regulations

As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

United States

Within the United States, our operations are subject to regulation and supervision under various federal, state, and local laws.

Federal Regulation. We are subject to federal regulation, including the Truth-in-Lending Act, the Consumer Leasing Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail financing and operating lease transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail financing transactions include the terms of repayment, the amount financed, the total finance charge, and the annual percentage rate. For operating lease transactions, under the Consumer Leasing Act, we are required to disclose the amount due at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage, wear and use charges, and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy, and accuracy in credit reporting. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), it is unlawful for us to engage in any unfair, deceptive, or abusive act or practice. We are also subject to the Servicemembers Civil Relief Act that provides additional protections for certain customers in the military such as prohibiting us from charging interest in excess of 6% on transactions with those customers, limiting our ability to collect future payments from those operating lease customers who terminate their lease early, and limiting our use of self-help repossession of the vehicle for those customers. We are subject to other federal regulation, including the Gramm-Leach-Bliley Act, which requires us to maintain confidentiality and safeguard certain consumer data in our possession and to communicate periodically with consumers on privacy matters. In addition, the Consumer Financial Protection Bureau (“CFPB”) has broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s financing business. For additional discussion of the CFPB, see “Item 1A. Risk Factors”.

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

International

In some countries outside the United States, some of our subsidiaries, including FCE and Ford Bank GmbH, are regulated and / or licensed banking institutions and are required, among other things, to maintain minimum capital and liquidity. FCE is authorized by the U.K. Prudential Regulation Authority (“PRA”) and regulated by the U.K. Financial Conduct Authority (“FCA”) and the PRA to carry on a range of regulated activities within the United Kingdom. Pursuant to the Capital Requirements Regulation and Directive, CRD IV, FCE operates through a branch and subsidiary network in 11 other European countries. Under FCE’s banking license, consumer credit and leasing activities are also passported to the European branches. In many other locations where we operate, governmental authorities require us to obtain equivalent banking licenses to conduct our business.

Regulatory Compliance Status

Based on our compliance management processes and procedures, we believe that we maintain all material licenses and permits required for our current operations and are in material compliance with all laws and regulations applicable to us and our operations. Failure to satisfy those legal and regulatory requirements could have a material adverse effect on our operations, financial condition, reputation, and / or liquidity. Further, the adoption of new laws or regulations, or the revision of existing laws and regulations, could have a material adverse effect on our operations, financial condition, and / or liquidity.

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

•
Allocates to us $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, as the amount we may borrow as a Subsidiary Borrower under Ford’s corporate credit facility and requires us to reimburse Ford for a proportionate amount of Ford’s costs under that credit facility; and

•
Prohibits Ford from terminating Ford’s corporate credit facility prior to its maturity, or taking any other action that would impair our ability to borrow under that credit facility, without our prior written consent.

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2019 periods.

More information about agreements between us and Ford and other affiliates is contained in our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Ford’s 2019 Form 10-K Report.

ITEM 1A. Risk Factors.

We have listed below the most significant risk factors applicable to Ford or Ford Credit grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; and Legal and Regulatory Risks.

Operational Risks

Ford’s long-term competitiveness depends on the successful execution of global redesign and fitness actions. Ford previously announced plans for its global redesign and fitness actions to transform the operational fitness of its business by becoming more customer centric and adopting processes that emphasize simplicity, speed and agility, efficiency, and accountability. In addition, to further improve its fitness and overall competitiveness, Ford is attempting to leverage relationships with third parties, including various alliances and joint ventures as discussed below under “Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies.” If Ford’s global redesign actions are not successful or are delayed for reasons outside of its control, particularly in Europe and South America, or Ford’s fitness actions are not successful, Ford may not be able to materially lower costs in the near term or improve its competitiveness in the long term, which could have an adverse effect on Ford’s financial condition or results of operations.

Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. The National Highway Traffic Safety Administration’s (“NHTSA”) enforcement strategy has shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production (e.g., Takata airbag inflators). Such recall and customer satisfaction actions may relate to defective components Ford receives from suppliers, and Ford’s ability to recover from the suppliers may be limited by the suppliers’ financial condition. We accrue the estimated cost of both base warranty coverages and field service actions at the time a vehicle is sold, and we reevaluate the adequacy of our accruals on a regular basis. In addition, from time to time, Ford issues extended warranties at its expense, the estimated cost of which is accrued at the time of issuance. If warranty costs are greater than anticipated as a result of increased vehicle and component complexity, the adoption of new technologies, or otherwise, such costs could have an adverse effect on Ford’s financial condition or results of operations. Furthermore, launch delays, recall actions, and increased warranty costs could adversely affect Ford’s reputation or market acceptance of its products as discussed below under “Ford’s new and existing products and mobility services are subject to market acceptance.”

Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies. Ford has invested in, formed strategic alliances with, and announced or formed joint ventures with a number of companies, and it may expand those relationships or enter into similar relationships with additional companies. These initiatives typically involve enormous complexity and Ford may not be able to complete anticipated alliance or joint venture transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, Ford may not successfully integrate an alliance or joint venture with its operations, including the implementation of its controls, systems, procedures, and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between Ford and the other party. Further, to the extent Ford shares ownership, control, or management with another party in a joint venture, Ford’s ability to influence the joint venture may be limited, and Ford may be unable to prevent misconduct or implement its compliance or internal control systems. In addition, implementation of a new business strategy may lead to the disruption of Ford’s existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than Ford’s existing activities, and, if a strategy is unsuccessful, Ford may not recoup its investments in that strategy. Failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have an adverse effect on Ford’s financial condition or results of operations.

Item 1A. Risk Factors (Continued)

Operational systems, security systems, and vehicles could be affected by cyber incidents.  Ford and Ford Credit rely on information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of their businesses and Ford’s vehicles. Despite security measures, Ford and Ford Credit are at risk for interruptions, outages, and compromises of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and / or (iii) in-vehicle systems or mobile devices. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of consumers, employees, or others; jeopardize the security of their facilities; affect the performance of in-vehicle systems; and / or impact the safety of Ford’s vehicles. The cyber risk exposure rises as Ford continues to develop and produce vehicles with increased connectivity. Ford, Ford Credit, their suppliers, and dealers have been the target of cyber attacks in the past, and such attacks will continue to evolve in the future, which may cause cyber incidents to be more difficult to detect for periods of time. Ford and Ford Credit’s networks and Ford’s in-vehicle systems, sharing similar architectures, could also be impacted by the negligence or misconduct of insiders or third parties who have access to Ford and Ford Credit’s networks and systems. Ford and Ford Credit continually employ capabilities, processes, and other security measures designed to reduce and mitigate the risk of cyber attacks; however, such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, a cyber incident could harm Ford and Ford Credit’s reputation and / or subject Ford and Ford Credit to regulatory actions or litigation, and a cyber incident involving Ford or one of its suppliers could impact production.

Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, or other factors.  A work stoppage or other limitation on production could occur at Ford’s or its suppliers’ facilities for any number of reasons, including as a result of labor issues, including disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, absenteeism, public health issues, or in response to potential restructuring actions (e.g., plant closures); as a result of supplier financial distress or other production constraints, quality issues, or other difficulties; as a result of a natural disaster (including climate-related physical risk); or for other reasons. Many components used in Ford’s vehicles are available only from a single supplier and, therefore, cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). Such single-source suppliers also could threaten to disrupt our production as leverage in negotiations. In addition, when Ford undertakes a model changeover, significant downtime at one or more of its production facilities may be required, and Ford’s ability to return to full production may be delayed if it experiences production difficulties at one of its facilities or a supplier’s facility. Moreover, as vehicles, components, and their integration become more complex, Ford may face an increased risk of a delay in production of new vehicles. A significant disruption to Ford’s production schedule could have a substantial adverse effect on its financial condition or results of operations.

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

Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness. Ford’s success depends on its ability to continue to recruit and retain talented and diverse employees who are highly skilled in engineering, software, and technology, among other areas. Competition for such employees is intense, and the loss of existing employees or Ford’s inability to recruit new employees, particularly with the introduction of new technologies, could have a substantial adverse effect on Ford’s business.

Item 1A. Risk Factors (Continued)

Macroeconomic, Market, and Strategic Risks

Ford’s new and existing products and mobility services are subject to market acceptance.  Although Ford conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace and Ford may not be able to accurately predict trends or the success of new products or services in the market.  It takes years to design and develop a new vehicle or change an existing vehicle. Because customers’ preferences may change quickly, Ford’s new and existing products may not generate sales in sufficient quantities and at costs low enough to be profitable. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if Ford is unable to differentiate its products from those of its competitors or sufficiently tailor its products to customers in markets like China, there could be insufficient demand for Ford’s products, which could have an adverse impact on Ford’s financial condition or results of operations.

With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Further, Ford’s ability to successfully grow through investments in the area of mobility and electrification depends on many factors, including advancements in technology, regulatory changes, and other factors that are difficult to predict, that may significantly affect the future of autonomous vehicles and mobility services. The automotive and mobility businesses are very competitive, and rapid changes to Ford’s industry, including the introduction of new types of competitors that may possess technological innovations, increase the importance that Ford is able to anticipate, develop, and deliver products and services that customers desire on a timely basis and at costs low enough to be profitable. If the propulsion choices (such as electrified vehicles) or autonomous vehicles and services Ford offers do not gain market acceptance or at the rate Ford expects, there could be an adverse impact on Ford’s financial condition or results of operations. Moreover, new offerings may present technological challenges that could be costly to implement and overcome and may subject Ford to customer claims if they do not operate as anticipated. In addition, since new technologies are subject to market acceptance, a malfunction involving any manufacturer’s autonomous vehicle may negatively impact the perception of autonomous vehicles and erode customer trust.

Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles (including trucks and utilities) at levels beyond Ford’s current planning assumption, whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons, could result in an immediate and substantial adverse effect on Ford’s financial condition or results of operations.

With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs and Brexit. With the increasing interconnectedness of the global economy, a financial crisis, economic downturn or recession, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world.  Changes in international trade policy can also have a substantial adverse effect on Ford’s financial condition or results of operations. For example, steps taken by the U.S. government to apply and consider applying tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains, impose additional costs on Ford’s business, affect the demand for Ford’s products, and make Ford less competitive.  Further, other countries attempting to retaliate by imposing tariffs would increase the cost for Ford to import our vehicles into such countries. In addition, changes to and withdrawals from existing trade agreements and the entry into new trade agreements between governments may impact Ford’s results of operations.

China, in particular, presents unique risks to automakers due to its unique competitive and regulatory landscape. For example, Ford has established joint ventures in China, and, as discussed above under “Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies,” Ford does not have the ability to control or operate those joint ventures for its sole benefit. Changes in the Chinese economy, and the automotive market in particular, are driving significant changes to Ford’s business model for operating in China. Moreover, changes in U.S.-China trade policy and new or increased tariffs, as well as a further economic slowdown, may have an adverse effect on Ford’s financial condition or results of operations.

Item 1A. Risk Factors (Continued)

In Europe, the United Kingdom withdrew from the European Union effective as of January 31, 2020, and is now in a period of transition until the end of 2020. The transition period maintains all existing trading arrangements. During the transition period, the United Kingdom and European Union will negotiate future trading arrangements. Until a final agreement has been reached, an exit without a trade agreement in place, which would result in the United Kingdom losing access to free trade agreements for goods and services with the European Union and other countries, continues to be a risk. An exit from the European Union without an agreement in place would likely result in a significant reduction in industry volumes in the United Kingdom, increased tariffs on U.K. imports and exports, and delays at the U.K. border, which could have a substantial adverse impact on Ford’s financial condition or results of operations. To the extent there is a negotiated Brexit, the implementation of any agreements reached, and the changes to current operations and processes resulting therefrom, could have an adverse impact on Ford’s operations.

FCE is a bank authorized by the U.K. government to carry on a range of regulated activities within the United Kingdom and through a branch network in 8 other European countries through a passporting system, which allows it to establish or provide its services in those countries without further authorization requirements. If passporting arrangements cease to be effective as a result of Brexit, FCE’s ability to carry out regulated activities in those countries would be dependent upon European regulatory authorities granting licenses, where necessary, prior to the expiration of passporting rights.

Ford has operations in various markets with volatile economic or political environments and is pursuing growth opportunities in a number of newly developed and emerging markets.  These investments may expose Ford to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of Ford’s manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on Ford’s financial condition or results of operations.  Further, the U.S. government, other governments, and international organizations could impose additional sanctions that could restrict Ford and Ford Credit from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event.  Because Ford, like other manufacturers, has a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and results of operations.  Industry vehicle sales are affected by overall economic and market conditions. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption for key markets including the United States, Europe, or China, the decline could have a substantial adverse effect on Ford’s financial condition, results of operations, and cash flow.

Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher costs of marketing incentives, commodity or other cost increases, tariffs, or the impact of adverse currency fluctuations, including pricing advantages foreign competitors may have because of their weaker home market currencies. Continuation of or increased excess capacity, particularly for trucks and utilities, could have a substantial adverse effect on Ford’s financial condition or results of operations.

Fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of our investments can have a significant effect on results. Ford and Ford Credit are exposed to a variety of market risks, including the effects of changes in commodity prices, foreign currency exchange rates, and interest rates. Ford and Ford Credit monitor and manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Changes in commodity prices (from tariffs, as discussed above under “With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs and Brexit,” or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity prices, foreign currency exchange rates, or interest rates could have a substantial adverse effect on Ford’s and / or Ford Credit’s financial condition or results of operations. In addition, Ford’s results are impacted by fluctuations in the market value of its investments.

Item 1A. Risk Factors (Continued)

Financial Risks

Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford and Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on their credit ratings or their perceived creditworthiness. Further, Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. The potential discontinuance of LIBOR is one such risk that could cause market volatility or disruption. In July 2017, the chief executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR after 2021 or whether LIBOR will continue to be published by its administrator based on these submissions or on any other basis. It is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates, but the potential discontinuance of LIBOR could adversely affect Ford Credit’s access to the debt, securitization, or derivative markets and its cost of funding and hedging.  In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing results of operations and could adversely affect its ability to support the sale of Ford vehicles.

Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, or tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of Ford’s manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations has been impacted favorably by government incentives to a substantial extent. In Brazil, however, the federal government has levied assessments against Ford concerning its calculation of federal incentives it received, and certain states have challenged the grant to Ford of tax incentives by the State of Bahia. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition or results of operations. See “Item 3. Legal Proceedings” in Ford’s 2019 Form 10-K Report for a discussion of tax proceedings in Brazil and the potential requirement for Ford to post collateral.

Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition or results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce Ford Credit’s return on the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume and mix of vehicles returned, economic conditions, marketing programs, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles, or changes in propulsion technology and related legislative changes. Actual return volumes may be influenced by these factors, as well as by contractual lease-end values relative to auction values. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s results of operations if actual results were to differ significantly from Ford Credit’s projections.

Item 1A. Risk Factors (Continued)

Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed. The measurement of Ford’s obligations, costs, and liabilities associated with benefits pursuant to its pension and other postretirement benefit plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). Ford generally remeasures these estimates at each year end and recognizes any gains or losses associated with changes to its plan assets and liabilities in the year incurred. To the extent actual results are less favorable than Ford’s assumptions, Ford may recognize a substantial remeasurement loss in its results.

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

Legal and Regulatory Risks

Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise. Ford spends substantial resources ensuring that it complies with governmental safety regulations, mobile and stationary source emissions regulations, and other standards, but it cannot ensure that employees or other individuals affiliated with Ford will not violate such laws or regulations. Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even where Ford’s vehicles comply with federal and / or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of Ford’s compliance with regulatory standards, whether related to Ford’s products or business or commercial relationships, requires significant expenditures of time and other resources. Litigation also is inherently uncertain, and Ford could experience significant adverse results, which could have an adverse effect on Ford’s financial condition or results of operations. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on Ford’s sales.

Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations that may change in the future. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country, while proposals for additional regulation continue, primarily out of concern for the environment (including concerns about global climate change and its impact), vehicle safety, and energy independence. The regulatory landscape is in flux and can change on short notice. For example, the European Union recently imposed stringent new regulations governing motor vehicle fleet CO2 emissions beginning in 2020, with significant potential penalties for excess emissions. In the United States, legal battles are taking shape over environmental regulatory standards. California, which has an ambitious plan to reduce overall greenhouse gas (“GHG”) emissions to 40% below 1990 levels by 2030, is vigorously opposing an effort by the federal government to preempt state regulations governing motor vehicle GHG emissions. With the backing of other states, California continues to assert its right to promulgate and enforce stringent motor vehicle GHG and zero-emission vehicles regulations. These conflicts give rise to regulatory uncertainty and create the possibility that applicable regulatory standards may change quickly as a result of court rulings. In addition, many governments regulate local product content and / or impose import requirements with the intent of creating jobs, protecting domestic producers, and influencing the balance of payments.

Item 1A. Risk Factors (Continued)

Ford is continuing to make changes to its product cycle plan to improve the fuel economy of its petroleum-powered vehicles and to offer more propulsion choices, such as electrified vehicles, with lower GHG emissions. There are limits on Ford’s ability to achieve fuel economy improvements over a given time frame, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix (as described in more detail above under “Ford’s new and existing products and mobility services are subject to market acceptance”), willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. If fuel prices remain relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers, it may be difficult to meet applicable environmental standards without compromising results.

Increased scrutiny of automaker emission testing by regulators around the world has led to new regulations, more stringent enforcement programs, requests for field actions, and / or delays in regulatory approvals. The cost to comply with existing government regulations is substantial and additional regulations or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on Ford’s financial condition or results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change, and any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales. Court decisions arising out of consumer and investor litigation could give rise to de facto changes in the interpretation of existing emission laws and regulations, thereby imposing new burdens on manufacturers.

Ford and other companies continue to develop autonomous vehicle technologies, and the U.S. and foreign governments are continuing to develop the regulatory framework that will govern autonomous vehicles. The evolution of the regulatory framework for autonomous vehicles, and the pace of the development of such regulatory framework, may subject Ford to increased costs and uncertainty, and may ultimately impact Ford’s ability to deliver autonomous vehicles and related services that customers want.

Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, and data protection laws and regulations as well as consumer expectations for the safeguarding of personal information. Ford and Ford Credit are subject to laws, rules, and regulations in the United States and other countries (such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act) relating to the collection, use, and security of personal information of consumers, employees, or others, including laws that may require Ford or Ford Credit to notify regulators and affected individuals of a data security incident. Complying with newly developed laws and regulations, which are subject to change and uncertain interpretations and may be inconsistent from state to state or country to country, may lead to a decline in consumer engagement or cause Ford and / or Ford Credit to incur substantial costs or modify their operations or business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and / or legal actions could be brought against Ford or Ford Credit in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection or privacy requirements. Further, any unauthorized release of personally identifiable information could harm Ford and / or Ford Credit’s reputation, disrupt their businesses, cause them to expend significant resources, and lead consumers to withhold consent for Ford or Ford Credit’s use of data.

Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations in which it operates, which can impose significant additional costs and / or restrictions on its business.  In the United States, for example, Ford Credit’s operations are subject to regulation and supervision under various federal, state, and local laws, including the federal Truth-in-Lending Act, Consumer Leasing Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our world headquarters in Dearborn, Michigan. Most of our automotive finance operations are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2019, our total future rental commitment under leases of real property was $121 million.

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

European Competition Law Matter.  On October 5, 2018, FCE Bank plc (“FCE”) received a notice from the Italian Competition Authority (the “ICA”) concerning an alleged violation of Article 101 of the Treaty on the Functioning of the European Union. The ICA alleges that FCE and other parties engaged in anti-competitive practices in relation to the automotive finance market in Italy.  On January 9, 2019, FCE received a decision from the ICA, which included an assessment of a fine against FCE in the amount of €42 million.  On March 8, 2019, FCE appealed the decision and the fine, and a hearing has been scheduled for February 26, 2020. The ultimate resolution of the matter may potentially take several years.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2019 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2019, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2019, and there is no market for our Shares. We paid cash distributions to our parent of $2.7 billion and $2.9 billion in 2018 and 2019, respectively.

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

We leverage three fundamental strategies in the management of our operations:

•	To employ prudent origination practices while maintaining a managed level of risk;

•	To have efficient and effective servicing and collection practices; and

•	To fund the business efficiently while managing our balance sheet risk.

Generation of Revenue, Income, and Cash

The principal factors that influence our earnings are the amount and mix of finance receivables, operating leases, and financing margins. The performance of these receivables and operating leases over time, mainly through the impact of credit losses and variations in the residual value of leased vehicles, also affects our earnings.

The amount of our finance receivables and operating leases depends on many factors, including:

•	The volume of new and used vehicle sales and leases;

•	The extent to which we purchase retail financing and operating lease contracts and the extent to which we provide wholesale financing;

•	The sales price of the vehicles financed;

•	The level of dealer inventories;

•	Ford-sponsored special financing programs available exclusively through us; and

•	The availability of cost-effective funding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Performance

We review our business performance by segment (Americas, Europe, and Asia Pacific) on a managed basis. Receivables are presented on a managed basis, as it closely approximates the customer’s outstanding balance on the receivables, which is the basis for earning revenue. Our managed receivables equal net finance receivables, net investment in operating leases, and held-for-sale receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). To evaluate our performance we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Definitions and Information Regarding Causal Factors

In general, we measure period-to-period changes in earnings before taxes (“EBT”) using the causal factors listed below:

•	Volume and Mix – Volume and Mix are primarily reflected within Net financing margin on the income statement.

◦
Volume primarily measures changes in net financing margin driven by changes in average managed receivables at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicles sold and leased, the extent to which we purchase retail financing and operating lease contracts, the extent to which we provide wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through us, and the availability of cost-effective funding.

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

◦
As of January 1, 2019, we changed our accounting method for reporting early termination losses related to customer defaults on operating leases.  Previously, we presented the early termination loss reserve on operating leases due to customer default events as part of the allowance for credit losses which reduces Net investment in operating leases on the balance sheet.  On the income statement, the incurred losses were included in Provision for credit losses.  We now consider the effects of operating lease early terminations when determining depreciation estimates, which are included as part of accumulated depreciation within Net investment in operating leases on the balance sheet, and Depreciation on vehicles subject to operating leases on the income statement.  We believe this change in accounting method is preferable as the characterization of these changes is better reflected as depreciation.  We have reclassified prior period amounts to reflect these changes.

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

In addition, the following definitions and calculations apply to the charts contained in Item 7 of this Report:

•
Cash (as shown in the Funding Structure, Liquidity, and Leverage tables) – Cash and cash equivalents and Marketable securities reported on Ford Credit’s balance sheet, excluding amounts related to insurance activities.

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

•	Earnings Before Taxes (EBT) – Reflects Income before income taxes as reported on Ford Credit’s income statement.

•	Return on Equity (ROE) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period.

•	Securitization Cash (as shown in the Liquidity table) – Cash held for the benefit of the securitization investors (for example, a reserve fund).

•
Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada.

•
Term Asset-Backed Securities (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

•
Total Net Receivables (as shown in the Key Metrics and Financial Condition tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheet and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors.

•
Unallocated Other (as shown in the Segment Results table) – Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Key Metrics

The following table shows our full year 2019 key metrics compared with full year 2018:

	Full Year
GAAP Financial Measures	2018	2019	H / (L)
Net Receivables (billions)	$146	$142	(3)%
Loss-to-Receivables (bps) (a)	55	52	(3)
Auction Values (b)	$18,540	$18,150	(2)%
EBT (millions)	$2,627	$2,998	$371
ROE (%)	14%	15%	1 ppt

Other Balance Sheet Metrics
Debt (billions)	$140	$140	—%
Net Liquidity (billions)	$27	$33	22%
Financial Statement Leverage (to 1)	9.4	9.8	0.4
__________

(a)	U.S. retail financing only, previously included both retail financing and operating leases

(b)	U.S. 36-month off-lease auction values at full year 2019 mix

Non-GAAP Financial Measures	December 31, 2018	December 31, 2019	H / (L)
Managed Receivables (billions) (a)	$155	$152	(2)%
Managed Leverage (to 1) (b)	8.8	8.9	0.1
__________

(a)	See “Financial Condition” section for reconciliation to GAAP

(b)	See “Leverage” section for reconciliation to GAAP

In 2019, EBT was $2,998 million, $371 million higher compared with the prior year. Receivables at December 31, 2019 were lower than a year ago. Consumer credit metrics were healthy in the United States, with the loss-to-receivables ratio at 0.52%, which decreased three basis points from a year ago. U.S. auction values were down 2% compared with 2018.

ROE was 15%, one percentage point higher compared with a year ago, primarily reflecting higher EBT.

Full Year 2019 Compared with Full Year 2018

The following table shows the factors that contributed to the strong full year 2019 EBT (in millions):

Change in EBT by Causal Factor
Full Year 2018 EBT	$2,627
Volume / Mix	(38)
Financing Margin	(86)
Credit Loss	127
Lease Residual	249
Exchange	(71)
Other	190
Full Year 2019 EBT	$2,998

Our 2019 EBT was $371 million higher than a year ago, driven by favorable lease residual, credit loss, and derivative performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Segment Results

We have three reportable segments in our consolidated financial statements that align with our management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: the Americas, Europe, and Asia Pacific. Items excluded in assessing segment performance, because they are managed at the corporate level, are reflected in Unallocated Other. Results of operations by segment and Unallocated Other for full year 2018 and 2019 are shown below (in millions):

	Full Year
	2018	2019	H / (L)
Results
Americas segment	$2,208	$2,422	$214
Europe segment	391	363	(28)
Asia Pacific segment	102	75	(27)
Total segments	$2,701	$2,860	$159
Unallocated other	(74)	138	212
Earnings before taxes	$2,627	$2,998	$371
(Provision for) / Benefit from income taxes	(403)	(770)	367
Net Income	$2,224	$2,228	$4

For additional information, see Note 16 of our Notes to the Financial Statements.

Americas Segment

The Americas segment EBT of $2,422 million for full year 2019 was $214 million higher compared with 2018, explained by favorable lease residual and credit loss performance, partially offset by unfavorable financing margin. The favorable lease residual performance was driven by lower supplemental depreciation on vehicles in Ford Credit’s lease portfolio, partially offset by the non-recurrence of 2018 auction performance gains. The favorable credit loss performance reflects lower reserves and the non-recurrence of 2018 non-consumer losses. The unfavorable financing margin was primarily driven by higher borrowing cost.

Europe Segment

The Europe segment EBT of $363 million for full year 2019 was $28 million lower compared with 2018, primarily due to the sale of the Forso Nordic AB (“Forso”) operations, separation costs for restructuring actions, and weakening European currencies, partially offset by favorable volume and mix and lower other operating costs.

Asia Pacific Segment

The Asia Pacific segment EBT of $75 million for full year 2019 was $27 million lower compared with 2018, explained primarily by unfavorable volume and mix as the result of lower receivables, partially offset by favorable credit loss performance and financing margin improvements.

Unallocated Other

Unallocated other was a $138 million gain for full year 2019, a $212 million improvement compared with 2018, reflecting favorable performance in market valuation adjustments to derivatives.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations - 2018

The following chart shows our full year 2018 key metrics compared with full year 2017:

	Full Year
GAAP Financial Measures	2017	2018	H / (L)
Net Receivables (billions)	$143	$146	3%
Loss-to-Receivables (bps) (a)	62	55	(7)
Auction Values (b)	$17,815	$18,540	4%
EBT (millions)	$2,310	$2,627	$317
ROE (%)	22%	14%	(8) ppts

Other Balance Sheet Metrics
Debt (billions)	$138	$140	2%
Net Liquidity (billions)	$30	$27	(7)%
Financial Statement Leverage (to 1)	8.7	9.4	0.7
__________

(a)	U.S. retail financing only, previously included both retail financing and operating leases

(b)	U.S. 36-month off-lease auction values at 2019 mix

Non-GAAP Financial Measures	December 31, 2017	December 31, 2018	H / (L)
Managed Receivables (billions) (a)	$151	$155	3%
Managed Leverage (to 1) (b)	8.0	8.8	0.8
__________

(a)	See “Financial Condition” section for reconciliation to GAAP

(b)	See “Leverage” section for reconciliation to GAAP

In 2018, EBT was $2,627 million, $317 million higher compared with the prior year. Net receivables and managed receivables were 3% higher compared with 2017, led by growth in the United States. Consumer credit metrics were healthy in the United States, with the loss-to-receivables ratio at 0.55%, which improved seven basis points from the prior year. U.S. auction values were up 4% compared with 2017.

ROE was 14%, eight percentage points lower compared with 2017, primarily reflecting the non-recurrence of the impact of the Tax Cuts and Jobs Act of 2017 on our provision for income taxes.

Full Year 2018 Compared with Full Year 2017

The following table shows the factors that contributed to the strong full year 2018 EBT:

Change in EBT by Causal Factor
Full Year 2017 EBT	$2,310
Volume / Mix	262
Financing Margin	(69)
Credit Loss	57
Lease Residual	320
Exchange	(9)
Other	(244)
Full Year 2018 EBT	$2,627

Our 2018 EBT was $317 million higher than in 2017, reflecting favorable lease residual performance and favorable volume and mix. This was offset in part by unfavorable derivatives market valuation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Segment Results - 2018

Results of operations by segment and Unallocated Other for full year 2017 and 2018 are shown below (in millions):

	Full Year
	2017	2018	H / (L)
Results
Americas segment	$1,795	$2,208	$413
Europe segment	329	391	62
Asia Pacific segment	85	102	17
Total segments	$2,209	$2,701	$492
Unallocated other	101	(74)	(175)
Earnings before taxes	$2,310	$2,627	$317
(Provision for) / Benefit from income taxes	697	(403)	(1,100)
Net Income	$3,007	$2,224	$(783)

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands).

	For the Years Ended December 31,
	2017	2018	2019
Share of Ford and Lincoln Sales (a)
United States	55%	58%	51%
Canada	77	75	66
U.K.	35	37	39
Germany	48	48	47
Total Europe segment	37	38	37
China	28	35	35

Wholesale Share
United States	76%	76%	75%
Canada	61	59	57
U.K.	100	100	100
Germany	94	93	93
Total Europe segment	98	98	98
China	57	63	60

Contract Placement Volume - New and Used (000)
Americas segment	1,343	1,352	1,117
Europe segment	541	541	515
Asia Pacific segment	265	178	117
Total	2,149	2,071	1,749
__________

(a)	United States and Canada exclude Fleet sales, other markets include Fleet

In 2019, Americas segment and Europe segment contract placement volume were down compared with a year ago, primarily reflecting lower financing share. In 2019, Asia Pacific segment contract volume was down compared with a year ago, explained by lower Ford sales in China.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	For the Years Ended December 31,
Net Receivables	2017	2018	2019
Americas Segment
Consumer financing	$55.1	$56.5	$56.0
Non-Consumer financing	29.8	32.1	30.2
Net Investment In operating leases	26.4	27.0	27.3
Total Americas Segment	$111.3	$115.6	$113.5

Europe Segment
Consumer financing	$15.0	$15.5	$14.8
Non-Consumer financing	9.2	9.6	9.8
Net Investment In operating leases	0.3	0.4	0.4
Total Europe Segment	$24.5	$25.5	$25.0

Asia Pacific Segment
Consumer financing	$4.5	$3.8	$2.7
Non-Consumer financing	2.4	1.4	0.8
Net Investment In operating leases	—	—	—
Total Asia Pacific Segment	$6.9	$5.2	$3.5

Total net receivables	$142.7	$146.3	$142.0

Managed Receivables
Total net receivables (GAAP)	$142.7	$146.3	$142.0
Held-for-sale receivables (GAAP)	—	—	1.5
Unearned interest supplements and residual support	6.1	6.8	6.7
Allowance for credit losses	0.6	0.6	0.5
Other, primarily accumulated supplemental depreciation	1.1	1.2	1.0
Total managed receivables (Non-GAAP)	$150.5	$154.9	$151.7

Americas Segment Lease Mix
SUV / CUV	55%	56%	57%
Truck	23	27	30
Car	22	17	13

At December 31, 2017, 2018, and 2019, total net receivables includes consumer receivables before allowance for credit losses of $38.9 billion, $40.7 billion, and $38.3 billion, respectively, and non-consumer receivables before allowance for credit losses of $24.5 billion, $25.7 billion, and $26.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2017, 2018, and 2019, total net receivables includes net investment in operating leases of $11.5 billion, $16.3 billion, and $14.9 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections and Note 7 of our Notes to the Financial Statements.

Our operating lease portfolio was 19% of total net receivables at December 31, 2019. Leasing is an important product, and our leasing strategy balance sales, share, residuals, and long-term profitability. Operating Leases in the United States and Canada represent 99% of our total operating lease portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We manage the credit risk of our consumer (retail financing) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system, and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the probable credit losses inherent in our finance receivables as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, which reflect such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section.

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

	2017	2018	2019
Origination Metrics
Average placement FICO	746	746	748
Higher risk portfolio mix	6%	6%	6%
Greater than or equal to 84 months placement mix	2%	4%	3%
Average placement term (months)	65	65	65

The 2019 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 6% of our portfolio and has been stable for over 10 years.

In 2019, our average retail financing placement term was unchanged from a year ago, and retail financing contracts of 84 months and longer continued to be a relatively small part of our business. Ford Credit remains focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want. Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the U.S. retail financing business, which comprised 62% of our worldwide consumer finance receivables at December 31, 2019.

	2017	2018	2019
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.17%	0.13%	0.13%
Repossessions (000)	27	28	27
Repossession ratio	1.29%	1.28%	1.24%
Loss severity (000) (a)	$10.8	$10.4	$10.7
Charge-offs (millions)	$276	$258	$247
LTR ratio (b)	0.62%	0.55%	0.52%
__________

(a)	The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle

(b)	Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average finance receivables

Compared with a year ago, the repossession rate has improved while delinquencies remained constant. Severity was slightly higher year-over-year reflecting higher principal outstanding at repossession. Our 2019 charge-offs and LTR ratio improved compared with the prior year. Credit loss metrics remain strong reflecting disciplined underwriting, a healthy business environment, and consumer credit conditions.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	2017	2018	2019
Charge-offs (millions)	$369	$425	$371
LTR ratio	0.33%	0.35%	0.31%
Credit loss reserve (millions)	$597	$589	$513
Reserve as percent of EOP Managed Receivables	0.50%	0.48%	0.43%

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio in 2019 improved from a year ago. Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, and receivables level. The credit loss reserve and reserve as a percent of managed receivables were both lower than a year ago.

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

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industrywide used vehicle prices, marketing incentive plans, vehicle quality data, and other factors. For operating leases, changes in expected residual values impact depreciation expense, which is recognized on a straight-line basis over the life of the lease.

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section and Note 5 “Net Investment in Operating Leases”.

U.S. Ford and Lincoln Brand Operating Lease

The following table shows our share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our U.S. operating lease portfolio, which represents 87% of our total net investment in operating leases at December 31, 2019.

	2017	2018	2019
Lease Share of Retail Sales
Ford Credit	20%	22%	20%
Industry (a)	29%	30%	30%

Placement Volume (000)
24-Month	38	43	41
36-Month	290	288	236
39-Month / Other	40	54	52
Total	368	385	329

Residual Performance
Return rates	80%	78%	78%
Return volume (000)	290	281	290
Off-lease auction values (b)	$17,815	$18,540	$18,150
__________

(a)	Source: J.D. Power PIN

(b)	36-month off-lease auction values at 2019 mix

Our U.S. operating lease share of retail sales in 2019 was lower compared with a year ago and remains below the industry, reflecting the Ford sales mix. Our 2019 lease placement volume was down compared with a year ago.

Lease return volume in 2019 was up from a year ago, and the lease return rate in 2019 was flat compared with a year ago. Our 2019 36-month off-lease auction values were down compared with a year ago.

We expect full-year 2020 36-month off-lease auction values to be about 5% lower compared with 2019 at a constant mix, based on third party projections.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

•On October 25, 2019, S&P downgraded the credit rating for Ford Credit (to BBB- from BBB) and revised the outlook to stable from negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	R-2M	Negative	BBB (low)
Fitch	BBB	F2	Negative	BBB-
Moody’s	Ba1	NP	Stable	Baa3
S&P	BBB-	A-3	Stable	BBB-

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

We sponsor a number of securitization programs that can be structured to provide both short-term and long-term funding through institutional investors and other financial institutions in the United States and international capital markets. For additional information on our securitization transactions, refer to the “Securitization Transactions” section.

We obtain short-term unsecured funding from the sale of demand notes under our Ford Interest Advantage program, through the Retail Deposit program at FCE Bank plc (“FCE”), and by issuing unsecured commercial paper in the United States and other international markets. At December 31, 2019, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, and FCE Deposits was $7 billion. At December 31, 2019, the principal amount outstanding of our unsecured commercial paper was $4 billion, which primarily represents issuance under our commercial paper program in the United States.

We maintain multiple sources of readily available liquidity to fund the payment of our unsecured short-term debt obligations.

Cost of Funding Sources

The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable London Interbank Offered Rate (“LIBOR”), or other comparable benchmark rates. The funding costs of our floating rate demand notes change depending on market conditions. For additional information on funding, see Note 11 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity

The following table shows funding for our managed receivables (in billions):

Funding Structure	December 31, 2017	December 31, 2018	December 31, 2019
Term debt (incl. bank borrowings)	$75	$70	$73
Term asset-backed securities	53	60	57
Commercial paper	5	4	4
Ford Interest Advantage / Deposits	5	6	7
Other	9	10	9
Equity	16	15	14
Adjustments for cash	(12)	(10)	(12)
Total managed receivables (a)	$151	$155	$152

Securitized Funding as a percent of Managed Receivables	35%	39%	38%
__________

(a)	Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $152 billion as of December 31, 2019, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 38%. We target a mix of securitized funding between 35% and 40%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan

The following table shows our issuances for full year 2017, 2018, and 2019, and our planned issuances for the full year 2020, excluding short-term funding programs (in billions):

	2017 Actual	2018 Actual	2019 Actual	2020 Forecast
Unsecured - Currency of Issuance (USD Equivalent)
USD	$10	$6	$11	$ 7 - 10
CAD	2	1	1	1 - 2
EUR / GBP	3	4	5	3 - 4
Other	1	1	1	1
Total unsecured	$16	$13	$17	$ 12 - 17
Securitizations	15	14	14	12 - 14
Total public	$32	$27	$31	$ 24 - 31
Note: Numbers may not sum due to rounding

Our total unsecured public term funding plan is categorized by currency of issuance.

In 2019, we completed $31 billion of public term funding. For 2020, we project full-year public term funding in the range of $24 - $31 billion. We plan to continue issuing our eurocurrency-denominated (e.g., euro and sterling) public unsecured debt from the United States.

Through February 3, 2020, we have completed $3.5 billion of public term issuances.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) and committed capacity (which includes our credit and asset-backed facilities and bank lines), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash and cash equivalents required to support securitization transactions. Net liquidity available for use is defined as gross liquidity adjusted for asset-backed capacity in excess of eligible receivables and cash related to the Ford Credit Revolving Extended Variable-utilization program (“FordREV”), which can be accessed through future sales of receivables. While not included in available liquidity, these adjustments represent additional funding sources for future originations.

The following table shows our liquidity sources and utilization (in billions):

	December 31, 2017	December 31, 2018	December 31, 2019
Liquidity Sources
Cash	$11.8	$10.2	$11.7
Committed asset-backed facilities	33.4	35.4	36.6
Other unsecured credit facilities	3.3	3.0	3.0
Ford corporate credit facility allocation	3.0	3.0	3.0
Total liquidity sources	$51.5	$51.6	$54.3

Utilization of Liquidity
Securitization cash	$(3.8)	$(3.0)	$(3.5)
Committed asset-backed facilities	(17.2)	(20.7)	(17.3)
Other unsecured credit facilities	(1.1)	(0.7)	(0.8)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(22.1)	$(24.4)	$(21.6)

Gross liquidity	$29.4	$27.2	$32.7
Adjustments	0.1	0.1	0.4
Net liquidity available for use	$29.5	$27.3	$33.1

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We target liquidity of about $25 billion.

At December 31, 2019, our net liquidity available for use was $33.1 billion, $5.8 billion higher than year-end 2018. Our sources of liquidity include cash, committed asset-backed facilities, unsecured credit facilities, and the Ford corporate credit facility allocation. At December 31, 2019, our liquidity sources including cash totaled $54.3 billion, up $2.7 billion from year-end 2018.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2019, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $11.7 billion compared with $10.2 billion at year-end 2018.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.0 billion and $3.5 billion at December 31, 2018 and 2019, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Committed Capacity. At December 31, 2019, our committed capacity totaled $42.6 billion, compared with $41.4 billion at December 31, 2018. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions, unsecured credit facilities with financial institutions, and allocated commitments under the Ford corporate credit facility.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $36.6 billion ($18.8 billion of retail financing, $5.6 billion of wholesale financing, and $12.2 billion of operating leases) at December 31, 2019. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $14.4 billion having maturities within the next twelve months and the remaining balance having maturities through 2022. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2019, $17.3 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed. FCE’s eligibility to access the Discount Window Facility is not reflected in the Liquidity Sources table above.

Unsecured Credit Facilities. At December 31, 2019, we and our majority-owned subsidiaries had $6.0 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement, the Ford Bank Credit Agreement, and the allocation under Ford’s corporate credit facility. At December 31, 2019, $5.2 billion was available for use.

FCE’s £745 million (equivalent to $983 million at December 31, 2019) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank GmbH’s €240 million (equivalent to $270 million at December 31, 2019) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2022. At December 31, 2019, £625 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, with 25% of the commitments maturing on April 30, 2022 and 75% of the commitments maturing on April 30, 2024. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At December 31, 2019, all $3.0 billion was available for use.

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

Despite our diverse sources of funding and liquidity, our ability to maintain liquidity may be affected by, among others, the following factors (not necessarily listed in order of importance or probability of occurrence):

•	Prolonged disruption of the debt and securitization markets;

•	Global capital market volatility;

•	Credit ratings assigned to us;

•	Market capacity for Ford- and Ford Credit-sponsored investments;

•	General demand for the type of securities we offer;

•	Our ability to continue funding through asset-backed financing structures;

•	Performance of the underlying assets within our asset-backed financing structures;

•	Inability to obtain hedging instruments;

•	Accounting and regulatory changes (including LIBOR); and

•	Our ability to maintain credit facilities and committed asset-backed facilities.

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

The following table shows our cumulative maturities for Assets and Total debt for the periods presented and Unsecured Long-Term Debt Maturities in the individual periods presented (in billions):

	2020	2021	2022	2023 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$93	$126	$148	$161
Total debt	62	91	110	138
Memo: Unsecured Long-Term Debt Maturities	15	17	13	25
__________

(a)
Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excluding amounts related to insurance activities).

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 4 and 11 of our Notes to the Financial Statements. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for our retail installment sale contracts and investment in operating leases. The 2020 finance receivables maturities in the table above also include all the wholesale receivables maturities that are otherwise shown in Note 4 as extending beyond 2020. Additionally, the table above reflects adjustments to debt maturities in Note 11 to match all the asset-backed debt maturities with the underlying asset maturities. Specifically, all wholesale securitization transactions are shown maturing in 2020, even if the maturities extend beyond 2020, and retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Securitization Transactions

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also engage in other structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors and other financial institutions in both public and private transactions. We completed our first securitization transaction in 1988, and participate in a number of securitization markets primarily in the United States, Canada, the United Kingdom, Germany, and China.

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

•
Lease Facility Program. If delinquencies in our portfolio of retail operating lease contracts exceed specified levels, we will be unable to obtain additional funding from the securitization of retail lease contracts through our committed lease facilities.

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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2018			2019
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)
Finance Receivables
Americas Segment
Retail financing	$1.8	$33.9	$29.8	$1.8	$32.1	$28.2
Wholesale financing	0.3	22.7	13.2	0.8	23.2	12.6
Total Americas Segment	2.1	56.6	43.0	2.6	55.3	40.8
Europe Segment
Retail financing	0.4	6.1	4.8	0.3	5.7	4.5
Wholesale financing	—	3.0	1.3	0.1	3.6	1.4
Total Europe Segment	0.4	9.1	6.1	0.4	9.3	5.9
Asia Pacific Segment
Retail financing	—	0.7	0.5	—	0.5	0.4
Wholesale financing	—	—	—	—	—	—
Total Asia Pacific Segment	—	0.7	0.5	—	0.5	0.4
Total finance receivables	2.5	66.4	49.6	3.0	65.1	47.1
Net investment in operating leases	0.5	16.3	10.2	0.5	14.9	9.5
Total on-balance sheet arrangements	$3.0	$82.7	$59.8	$3.5	$80.0	$56.6
__________

(a)	Finance receivables, before allowances for credit losses. Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes unamortized discount and debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage and managed leverage (in billions):

	December 31, 2017	December 31, 2018	December 31, 2019
Leverage Calculation
Debt	$137.8	$140.1	$140.0
Adjustments for cash	(11.8)	(10.2)	(11.7)
Adjustments for derivative accounting	—	0.2	(0.5)
Total adjusted debt	$126.0	$130.1	$127.8

Equity	$15.9	$15.0	$14.3
Adjustments for derivative accounting	(0.1)	(0.2)	—
Total adjusted equity	$15.8	$14.8	$14.3

Financial statement leverage (to 1) (GAAP)	8.7	9.4	9.8
Managed leverage (to 1) (Non-GAAP)	8.0	8.8	8.9

We believe that managed leverage is useful to our investors. For our managed leverage calculation, we deduct cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) because they generally correspond to excess debt beyond the amount required to support our operations and amounts to support on-balance sheet securitization transactions. We make derivative accounting adjustments to our assets, debt, and equity positions to reflect the impact of interest rate instruments we use in connection with our term-debt issuances and securitization transactions. The derivative accounting adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For additional information on our use of interest rate instruments and other derivatives, refer to Item 7A.

We plan our managed leverage by considering market conditions and the risk characteristics of our business. At December 31, 2019, our financial statement leverage was 9.8:1, and managed leverage was 8.9:1. We target managed leverage in the range of 8:1 to 9:1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2019 are shown below (in millions):

	Payments Due by Period
	2020	2021 - 2022	2023 - 2024	2025 and Thereafter	Total
Long-term debt (a)	$38,671	$53,016	$21,136	$13,158	$125,981
Interest payments relating to long-term debt	3,307	3,995	1,840	988	10,130
Operating lease	22	34	31	36	123
Purchase obligations	26	41	18	—	85
Total	$42,026	$57,086	$23,025	$14,182	$136,319
__________

(a)	Excludes unamortized discounts, unamortized issuance costs, and fair value adjustments.

Liabilities recorded for unrecognized tax benefits of $109 million are excluded from the table above. Due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on income taxes, see Note 12 of our Notes to the Financial Statements.

For additional information on our long-term debt and operating lease obligations, see Notes 11 and 18, respectively, of our Notes to the Financial Statements.

Critical Accounting Estimates

We consider an accounting estimate to be critical if (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made; and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

The accounting estimates that are most important to our business involve:

•	Allowance for credit losses; and

•	Accumulated depreciation on vehicles subject to operating leases.

Management has discussed the development and selection of these critical accounting estimates with Ford’s and our audit committees, and these audit committees have reviewed these estimates and disclosures.

Allowance for Credit Losses

The allowance for credit losses represents our estimate of the probable credit loss inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. For additional information regarding our allowance for credit losses, see Note 6 of our Notes to the Financial Statements.

Nature of Estimates Required. We estimate the probable credit losses inherent in finance receivables based on several factors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consumer Portfolio. We estimate the allowance for credit losses on consumer receivables using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding observable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

Assumptions Used. Our allowance for credit losses is based on our assumptions regarding:

•
Frequency. The number of finance receivables contracts that are expected to default over the loss emergence period (“LEP”), measured as repossessions; repossession ratio reflects the number of finance receivables contracts that we expect will default over a period of time divided by the average number of contracts outstanding; and

•	Loss severity. The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective LTR model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. An LTR for each product is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding unearned interest supplements and allowance for credit losses. The average LTR that is calculated for each product is multiplied by the end-of-period balances for that given product.

Our largest markets also use a loss projection model to estimate losses inherent in the portfolio. The loss projection model applies recent monthly performance metrics, stratified by contract type (retail installment sale contract or finance lease), contract term (e.g., 60-month), and risk rating to our active portfolio to estimate the losses that have been incurred.

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

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford and Lincoln brand retail financing is as follows (in millions):

Assumption	Basis Point Change	Increase / (Decrease)
Frequency - repossession ratio	+ / - 10 bps	$27 / ($27)
Loss severity per unit	+ / - 100	3 / (3)

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

Changes in our assumptions affect Provision for credit losses on our income statement and the allowance for credit losses contained within Total Finance receivables, net on our balance sheet.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases. The effect of the indicated increase / decrease in the assumptions for our U.S. Ford and Lincoln brand operating lease portfolio is as follows (in millions):

Assumption	Basis Point Change	Increase / (Decrease)
Future auction values	+ / - 100 bps	$(132) / $132
Return volumes	+ / - 100	17 / (17)

Adjustments to the amount of accumulated supplemental depreciation on operating leases would be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) which are not expected to have a significant impact to our financial statements. ASU 2016-13 is expected to result in a significant change in practice to Ford Credit. For additional information, see Note 2 of the Notes to the Financial Statements.

Standard		Effective Date (a)
2018-18	Clarifying the Interaction between Collaborative Arrangements and Revenue from Contracts with Customers	January 1, 2020
2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract	January 1, 2020
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments	January 1, 2020 (b)
2020-01	Clarifying the Interaction between Equity Securities, Equity Method and Joint Ventures, and Derivatives and Hedging	January 1, 2021
2019-12	Simplifying the Accounting for Income Taxes	January 1, 2021
__________

(a)	Early adoption for each of the standards is permitted.

(b)
The FASB has issued the following update to the Credit Losses standard: ASU 2019-05 (Targeted Transition Relief). The new Credit Losses standard and the related amendments were effective January 1, 2020.

Outlook

We expect full-year 2020 EBT to be lower than 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note on Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Ford’s long-term competitiveness depends on the successful execution of global redesign and fitness actions;

•	Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;

•	Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies;

•	Operational systems, security systems, and vehicles could be affected by cyber incidents;

•	Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, or other factors;

•	Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;

•	Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness;

•	Ford’s new and existing products and mobility services are subject to market acceptance;

•	Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;

•	With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs and Brexit;

•	Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event;

•	Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors;

•	Fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of our investments can have a significant effect on results;

•
Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;

•	Ford’s receipt of government incentives could be subject to reduction, termination, or clawback;

•	Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;

•	Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed;

•	Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition;

•	Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•	Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations that may change in the future;

•
Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, and data protection laws and regulations as well as consumer expectations for the safeguarding of personal information; and

•	Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations.

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

Credit, residual, and liquidity risks are discussed in Item 7. A discussion of market risk (including currency and interest rate risk), counterparty risk, and operating risk follows.

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

Our assets consist primarily of fixed-rate retail financing and operating lease contracts and floating-rate wholesale receivables. Fixed-rate retail financing and operating lease contracts generally require customers to make equal monthly payments over the life of the contract. Wholesale receivables are originated to finance new and used vehicles held in dealers’ inventory and generally require dealers to pay a floating rate.

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

Under these interest rate scenarios, we expect more debt and liabilities than assets to re-price in the next twelve months. Other things being equal, this means that during a period of rising interest rates, the interest received on our assets will increase less than the interest paid on our debt, thereby initially decreasing our pre-tax cash flow. During a period of falling interest rates, we would expect our pre-tax cash flow to initially increase. Our pre-tax cash flow sensitivity to interest rate movement is highlighted in the table below.

Our pre-tax cash flow sensitivity at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2018	2019
One percentage point instantaneous increase in interest rates	$51	$(26)
One percentage point instantaneous decrease in interest rates (a)	(51)	26
___________

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

Additional Model Assumptions. While the sensitivity analysis presented is our best estimate of the impacts of the specified assumed interest rate scenarios, our actual results could differ from those projected. The model we use to conduct this analysis is heavily dependent on assumptions. Embedded in the model are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, replacement of maturing derivatives, exercise of options embedded in debt and derivatives, and predicted repayment of retail financing and operating lease contracts ahead of contractual maturity. Our repayment projections ahead of contractual maturity are based on historical experience. If interest rates or other factors change, our actual prepayment experience could be different than projected.

Currency Exchange Rate Risk. Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2019 is insignificant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Derivative Notional Values

The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2018	2019
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps, including basis swaps	$28	$23
Pay-floating, receive-fixed, excluding securitization swaps	44	48
Securitization swaps	28	24
Total interest rate derivatives	100	95

Other derivatives
Cross-currency swaps	5	6
Foreign currency forwards	4	6
Total notional value	$109	$107

Derivative Fair Values

The net fair value of our derivative financial instruments was an asset of $7 million and $772 million at December 31, 2018 and 2019, respectively. For additional information regarding our derivatives, see Note 9 of our Notes to the Financial Statements.

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

Operating Risk

We operate in many locations and rely on the abilities of our employees and computer systems to process a large number of transactions. Improper employee actions, improper operation of systems, or unforeseen business interruptions could result in financial loss, regulatory action, damage to our reputation, and breach of contractual obligations. To address this risk, we maintain internal control processes that identify transaction authorization requirements, safeguard assets from misuse or theft, protect the reliability of financial and other data, and minimize the impact of a business interruption on our customers. We also maintain system controls to maintain the accuracy of information about our operations. These controls are designed to manage operating risk throughout our operation.

ITEM 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, the accompanying Notes, and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page FC-1 immediately following the signature pages of this Report.

Selected quarterly financial data for 2018 and 2019 are provided in Note 17 of our Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Not required.

ITEM 11. Executive Compensation.

Not required.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Not required.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2018	2019
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$12.1	$12.3
Audit-related fees - for support of funding transactions, due diligence for mergers, acquisitions and divestitures, attestation services, internal control reviews, and assistance with interpretation of accounting standards	2.2	2.2
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to mergers, acquisitions and divestitures	0.5	0.5
All other fees - for support in business and regulatory reviews and research analysis regarding new strategies	—	0.1
Total fees	$14.8	$15.1

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

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statement for the Years Ended December 31, 2017, 2018, and 2019

•Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2017, 2018, and 2019

•Consolidated Balance Sheet at December 31, 2018 and 2019

•Consolidated Statement of Shareholder’s Interest for the Years Ended December 31, 2017, 2018, and 2019

•Consolidated Statement of Cash Flows for the Years Ended December 31, 2017, 2018, and 2019

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

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-B	Form of Indenture dated as of March 16, 2015 between Ford Motor Credit Company LLC and The Bank of New York Mellon relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company LLC Registration Statement No. 333-202789 and incorporated by reference herein.

Exhibit 4-C	Description of Securities.	Filed with this Report.

Exhibit 10-A	Copy of Amended and Restated Relationship Agreement dated as of April 30, 2015 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Current Report on Form 8-K dated April 30, 2015 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
__________

*	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	February 5, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

MARION B. HARRIS*	Director, President and Chief Executive Officer (principal executive officer)	February 5, 2020
Marion B. Harris

DAVID W. MCCLELLAND*	Director, Chairman of the Board	February 5, 2020
David W. McClelland

N. JOY FALOTICO*	Director and Audit Committee Member	February 5, 2020
N. Joy Falotico

DAVID A. WEBB*	Director and Chair of the Audit Committee	February 5, 2020
David A. Webb

THOMAS C. SCHNEIDER*	Director and Executive Vice President, Chief Risk Officer	February 5, 2020
Thomas C. Schneider

BRIAN E. SCHAAF*	Director, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 5, 2020
Brian E. Schaaf

* By /s/ DAVID J. WITTEN	Attorney-in-Fact	February 5, 2020
David J. Witten

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholder's interest and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting early termination losses related to customer defaults on the Company’s vehicles subject to operating leases in 2019.
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
February 5, 2020
We have served as the Company’s auditor since 1959.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the Years Ended December 31,
	2017	2018	2019
Financing revenue
Operating leases	$5,552	$5,795	$5,899
Retail financing	3,451	3,891	3,958
Dealer financing	1,903	2,207	2,265
Other financing	70	84	96
Total financing revenue	10,976	11,977	12,218
Depreciation on vehicles subject to operating leases	(4,254)	(3,973)	(3,635)
Interest expense	(3,175)	(3,930)	(4,389)
Net financing margin	3,547	4,074	4,194
Other revenue
Insurance premiums earned (Note 13)	158	167	182
Fee based revenue and other	243	238	223
Total financing margin and other revenue	3,948	4,479	4,599
Expenses
Operating expenses	1,295	1,429	1,416
Provision for credit losses (Note 6)	469	426	296
Insurance expenses (Note 13)	124	77	103
Total expenses	1,888	1,932	1,815

Other income, net (Note 14)	250	80	214

Income before income taxes	2,310	2,627	2,998
Provision for / (Benefit from) income taxes (Note 12)	(697)	403	770
Net income	$3,007	$2,224	$2,228

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2017	2018	2019

Net income	$3,007	$2,224	$2,228
Other comprehensive income / (loss), net of tax
Foreign currency translation	471	(410)	44
Total other comprehensive income / (loss), net of tax	471	(410)	44
Comprehensive income	$3,478	$1,814	$2,272

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2018	December 31, 2019
ASSETS
Cash and cash equivalents (Note 3)	$9,607	$9,067
Marketable securities (Note 3)	1,308	3,296
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	110,388	106,131
Finance leases	8,426	8,186
Total finance receivables, net (Note 4)	118,814	114,317
Net investment in operating leases (Note 5)	27,449	27,659
Notes and accounts receivable from affiliated companies	905	863
Derivative financial instruments (Note 9)	670	1,128
Assets held-for-sale (Note 1)	—	1,698
Other assets (Note 10)	3,456	3,398
Total assets	$162,209	$161,426

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,097	$1,002
Affiliated companies	426	421
Total accounts payable	1,523	1,423
Debt (Note 11)	140,146	140,029
Deferred income taxes	2,595	2,593
Derivative financial instruments (Note 9)	663	356
Liabilities held-for-sale (Note 1)	—	45
Other liabilities and deferred revenue (Note 10)	2,307	2,633
Total liabilities	147,234	147,079

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss)	(829)	(785)
Retained earnings	10,577	9,905
Total shareholder’s interest	14,975	14,347
Total liabilities and shareholder’s interest	$162,209	$161,426

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 7 and 8 for additional information on our VIEs.

	December 31, 2018	December 31, 2019
ASSETS
Cash and cash equivalents	$2,728	$3,202
Finance receivables, net	58,662	58,478
Net investment in operating leases	16,332	14,883
Derivative financial instruments	27	12

LIABILITIES
Debt	$53,269	$50,865
Derivative financial instruments	24	19

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
Year Ended December 31, 2016	$5,227	$(890)	$8,466	$12,803
Net income	—	—	3,007	3,007
Other comprehensive income / (loss), net of tax	—	471	—	471
Adoption of accounting standard	—	—	9	9
Distributions declared	—	—	(406)	(406)
Year Ended December 31, 2017	$5,227	$(419)	$11,076	$15,884
Net income	—	—	2,224	2,224
Other comprehensive income / (loss), net of tax	—	(410)	—	(410)
Distributions declared	—	—	(2,723)	(2,723)
Year Ended December 31, 2018	$5,227	$(829)	$10,577	$14,975
Net income	—	—	2,228	2,228
Other comprehensive income / (loss), net of tax	—	44	—	44
Distributions declared	—	—	(2,900)	(2,900)
Year Ended December 31, 2019	$5,227	$(785)	$9,905	$14,347

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2017	2018	2019
Cash flows from operating activities
Net income	$3,007	$2,224	$2,228
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	469	426	296
Depreciation and amortization	5,047	4,841	4,427
Amortization of upfront interest supplements	(1,686)	(2,041)	(2,147)
Net change in finance receivables held-for-sale	—	—	(78)
Net change in wholesale receivables held-for-sale	—	—	(222)
Net change in deferred income taxes	(923)	259	37
Net change in other assets	(606)	(276)	132
Net change in other liabilities	480	115	137
All other operating activities	(123)	155	103
Net cash provided by / (used in) operating activities	5,665	5,703	4,913

Cash flows from investing activities
Purchases of finance receivables	(43,232)	(44,384)	(38,881)
Principal collections of finance receivables	37,277	42,553	42,011
Purchases of operating lease vehicles	(12,780)	(14,306)	(12,990)
Proceeds from termination of operating lease vehicles	8,538	9,223	9,332
Net change in wholesale receivables and other short-duration receivables	(874)	(2,661)	1,752
Purchases of marketable securities	(5,899)	(3,632)	(5,883)
Proceeds from sales and maturities of marketable securities	6,316	5,171	3,931
Settlements of derivatives	(117)	226	(221)
All other investing activities	(30)	102	(56)
Net cash provided by / (used in) investing activities	(10,801)	(7,708)	(1,005)

Cash flows from financing activities
Proceeds from issuances of long-term debt	44,994	49,954	44,522
Principal payments on long-term debt	(39,372)	(42,530)	(44,665)
Change in short-term debt, net	1,195	(2,263)	(1,278)
Cash distributions to parent	(406)	(2,723)	(2,900)
All other financing activities	(105)	(151)	(116)
Net cash provided by / (used in) financing activities	6,306	2,287	(4,437)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	327	(217)	50

Net increase / (decrease) in cash, cash equivalents, and restricted cash	$1,497	$65	$(479)

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$8,185	$9,682	$9,747
Net increase / (decrease) in cash, cash equivalents and restricted cash	1,497	65	(479)
Cash, cash equivalents and restricted cash at end of period (Note 3)	$9,682	$9,747	$9,268

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

Separations and Restructuring Actions

During 2019, we executed separation and restructuring actions associated with our plans to transform the operational fitness of our business.  The impact of these actions was a loss of $56 million, primarily reflecting separation costs.

Related to these restructuring actions, we determined that it is not probable that we will hold certain assets and liabilities for more than the following twelve months, and these assets and liabilities are reported as held-for-sale.  The total value of our Assets held-for-sale and Liabilities held-for-sale presented at fair value at December 31, 2019 are $1,698 million and $45 million, respectively.

In the fourth quarter of 2019, we committed to a plan to sell our operations in Forso Nordic AB (“Forso”), a wholly owned subsidiary, which provides retail and dealer financing in Denmark, Finland, Norway, and Sweden. We expect to complete the sale of Forso in the first quarter of 2020.  Our Income before income taxes includes a loss of $20 million, due to a fair value impairment as a result of the pending sale.  Forso related Assets held-for-sale presented at fair value at December 31, 2019 are $1,416 million and Liabilities held-for-sale presented at fair value at December 31, 2019 are $45 million (excluding intercompany assets of $2 million and intercompany liabilities of $1,274 million (primarily debt) which are eliminated in the consolidated balance sheet).  The fair value is measured on a non-recurring basis and categorized within Level 3 of the fair value hierarchy. We determined fair value using a market approach estimate based on our expected proceeds to be received which we conclude is most representative of the value of the assets.  The Forso results are reported in our Europe segment.

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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that effect our results. The accounting estimates that are most important to our business involve the allowance for credit losses related to finance receivables, and accumulated depreciation on vehicles subject to operating leases. Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Foreign Currency

We remeasure monetary assets and liabilities denominated in a currency that is different than a reporting entity’s functional currency from the transactional currency to the legal entity’s functional currency. The effect of this remeasurement process, and the results of our foreign currency hedging activities are reported in Other income, net.

Generally, our foreign subsidiaries use the local currency as their functional currency. We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars using end-of-period exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in Foreign currency translation, a component of Other comprehensive income / (Ioss), net of tax. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the amount of accumulated foreign currency translation related to the entity is reclassified to Net income and recognized as part of the gain or loss on the investment.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards
Accounting Standards Update (“ASU”) 2016-02, Leases - On January 1, 2019, we adopted Accounting Standards Codification 842, Leases and all the related amendments (“new lease standard”), using the modified retrospective method. We recognized the cumulative effect of initially applying the new lease standard as an adjustment to the opening balance of Retained earnings. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods. Adoption of the new lease standard as a lessor did not have a significant impact to our financial statements, nor do we believe it will on an ongoing basis.  As a lessee, it added about $100 million of right-of-use assets and lease obligations to our balance sheet and we do not expect a significant impact to our income statement on an ongoing basis.  The new lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts or land easements entered into prior to adoption are leases or contain leases.

We also adopted the following standards during 2019, none of which had a significant impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2018-16	Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019
2018-08	Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made	January 1, 2019
2018-17	Targeted Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2019

Accounting Standards Issued But Not Yet Adopted

The following standard is expected to result in a significant change in practice to Ford Credit.

ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which replaces the current incurred loss impairment method with a method that reflects expected credit losses.  The new standard, and the related amendments, were effective on January 1, 2020. Based on our current portfolio and forecasts of future macroeconomic conditions, we estimate that the allowance for credit losses reported in Total finance receivables, net on our balance sheet will increase by about $250 million at adoption. We will record the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings.  The increase is primarily for our consumer portfolio, as it will cover expected credit losses over the full remaining expected life of the receivables.

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

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheet at December 31 (in millions):

	Fair Value Level	2018	2019
Cash and cash equivalents
U.S. government	1	$139	$—
U.S. government and agencies	2	25	—
Non-U.S. government and agencies	2	114	350
Corporate debt	2	884	604
Total marketable securities classified as cash equivalents		1,162	954
Cash, time deposits and money market funds		8,445	8,113
Total cash and cash equivalents		$9,607	$9,067

Marketable securities
U.S. government	1	$289	$195
U.S. government and agencies	2	65	210
Non-U.S. government and agencies	2	610	2,408
Corporate debt	2	198	193
Other marketable securities	2	146	290
Total marketable securities		$1,308	$3,296

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the statement of cash flows are presented separately on our balance sheet as follows (in millions):

	December 31, 2018	December 31, 2019
Cash and cash equivalents	$9,607	$9,067
Restricted cash included in other assets (a)	140	139
Cash, cash equivalents and restricted cash in assets held-for-sale	—	62
Total cash, cash equivalents, and restricted cash	$9,747	$9,268
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

Consumer Portfolio. Receivables in this portfolio include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal or commercial use. Retail financing includes retail installment contracts for new and used vehicles and finance leases with retail customers, government entities, daily rental companies, and fleet customers.

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

Revenue from finance receivables is recognized using the interest method and includes the accretion of certain direct origination costs that are deferred and interest supplements received from Ford and affiliated companies. The unearned interest supplements on finance receivables are included in Total finance receivables, net on the balance sheet, and the earned interest supplements are included in Total financing revenue on the income statement.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

On a nonrecurring basis, we also measure at fair value retail contracts greater than 120 days past due or deemed to be uncollectible, and individual dealer loans probable of foreclosure. We use the fair value of collateral, adjusted for estimated costs to sell, to determine the fair value of these receivables. The collateral for a retail financing or wholesale receivable is the vehicle financed, and for dealer loans is real estate or other property.

The fair value of collateral for retail financing receivables is calculated as the outstanding receivable balances multiplied by the average recovery value percentage. The fair value of collateral for wholesale receivables is based on the wholesale market value or liquidation value for new and used vehicles. The fair value of collateral for dealer loans is determined by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker’s opinion of value, and purchase offers.

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

Finance Receivables Classification

Finance receivables are accounted for as held-for-investment (“HFI”) if we have the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. The determination of intent and ability to hold for the foreseeable future is highly judgmental and requires us to make good faith estimates based on all information available at the time of origination or purchase. If we do not have the intent and ability to hold the receivables, then the receivables are classified as held-for-sale (“HFS”).

Each quarter, we make a determination of whether it is probable that finance receivables originated or purchased during the quarter will be held for the foreseeable future based on historical receivables sale experience, internal forecasts and budgets, as well as other relevant, reliable information available through the date of evaluation. For purposes of this determination, probable means at least 70% likely and, consistent with our budgeting and forecasting period, we define foreseeable future to mean twelve months. We classify receivables on a receivable-by-receivable basis. Specific receivables included in off-balance sheet sale transactions are generally not identified until the month in which the sale occurs.

Held-for-Investment. Finance receivables classified as HFI are recorded at the time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses. Cash flows from finance receivables that were originally classified as HFI are recorded as an investing activity.

Held-for-Sale. Finance receivables classified as HFS are carried at the lower of cost or fair value. Cash flows resulting from the origination or purchase and sale of HFS receivables are recorded as an operating activity. Once a decision has been made to sell receivables that were originally classified as HFI, the receivables are reclassified as HFS and carried at the lower of cost or fair value. The valuation adjustment, if applicable, is recorded in Other income, net to recognize the receivables at the lower of cost or fair value.

At December 31, 2019, we determined that it is probable that we will not hold certain retail financing and wholesale finance receivables for more than the following twelve months.  The value of the finance receivables considered HFS at December 31, 2019 was $1.5 billion. Included within this amount was $1.2 billion of Forso related finance receivables, whose operations have been classified as HFS.  See Note 1 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Total finance receivables, net at December 31 were as follows (in millions):

	2018	2019
Consumer
Retail installment contracts, gross	$70,999	$68,998
Finance leases, gross	8,748	8,566
Retail financing, gross	79,747	77,564
Unearned interest supplements from Ford and affiliated companies	(3,508)	(3,589)
Consumer finance receivables	76,239	73,975

Non-Consumer
Dealer financing (a)	40,996	38,910
Other financing (b)	2,168	1,945
Non-Consumer finance receivables	43,164	40,855
Total recorded investment (c)	$119,403	$114,830

Recorded investment in finance receivables	$119,403	$114,830
Allowance for credit losses	(589)	(513)
Finance receivables, net	$118,814	$114,317

Net finance receivables subject to fair value (d)	$110,388	$106,131
Fair value	109,794	106,260
__________

(a)
At December 31, 2018 and 2019, includes $6.0 billion and $4.1 billion, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in transit to the destination dealers. Interest earned from Ford and affiliated companies associated with receivables from gate-released vehicles in transit to dealers for the years ended December 31, 2017, 2018 and 2019 was $166 million, $261 million, and $229 million, respectively. At December 31, 2018 and 2019, also includes $662 million and $844 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2017, 2018, and 2019, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide dealer financing was $7 million, $8 million, and $10 million, respectively. Consolidated subsidiaries of Ford include dealerships that are partially owned by Ford as consolidated VIEs and also certain overseas affiliates.

(b)
Represents other financing receivables with Ford and entities (primarily dealers) that are reported as consolidated subsidiaries of Ford, which includes amounts associated with purchased receivables and receivables associated with the financing of vehicles that Ford leases to employees. Interest earned from Ford and affiliated companies associated with these other financing receivables totaled $70 million, $84 million, and $96 million for the years ended December 31, 2017, 2018, and 2019, respectively.

(c)
Earned interest supplements on consumer and non-consumer receivables from Ford and affiliated companies totaled $2.0 billion, $2.4 billion, and $2.5 billion for the years ended December 31, 2017, 2018, and 2019, respectively. Cash received from interest supplements totaled $2.3 billion, $2.7 billion, and $2.6 billion for the years ended December 31, 2017, 2018, and 2019, respectively.

(d)
Net finance receivables subject to fair value exclude finance leases. Previously, certain consumer financing products in Europe were classified as retail installment contracts. We now classify these products as finance leases. Comparative information has been revised to reflect this change.

At December 31, 2018 and 2019, accrued interest was $264 million and $253 million, respectively, which we report in Other assets.

Included in the recorded investment in finance receivables at December 31, 2018 and 2019 were consumer receivables of $40.7 billion and $38.3 billion, respectively, and non-consumer receivables of $25.7 billion and $26.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Finance Leases

Finance leases are comprised of sales-type and direct financing leases. These financings include primarily lease plans for terms of 24 to 60 months. In limited cases, a customer may extend the lease term. Early terminations of leases may also occur at the customer’s request subject to approval. We offer financing products in which the customer may be required to pay any shortfall, or may receive as payment any excess amount between the fair market value and the contractual vehicle value at the end of the term, which are classified as finance leases. In some markets, we finance a vehicle with a series of monthly payments followed by a single balloon payment or the option for the customer to return the vehicle to Ford Credit; these arrangements containing a purchase option are classified as finance leases.

The amounts contractually due on finance lease receivables at December 31 were as follows (in millions):

2019
2020	$1,911
2021	1,853
2022	1,418
2023	673
2024	83
2025	—
Total future cash payments	5,938
Less: Present value discount	(287)
Finance lease receivables	$5,651

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net at December 31 is as follows (in millions):

2019
Finance lease receivables	$5,651
Unguaranteed residual assets	2,795
Initial direct costs	120
Finance leases, gross	8,566
Unearned interest supplements from Ford and affiliated companies	(363)
Allowance for credit losses	(17)
Finance leases, net	$8,186

Financing revenue from finance leases was $375 million and $380 million for the years ended December 31, 2018 and 2019, respectively, and is included in Retail financing.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

Aging

For all finance receivables, we define “past due” as any payment, including principal and interest, that is at least 31 days past the contractual due date. The recorded investment of consumer receivables greater than 90 days past due and still accruing interest was $20 million at December 31, 2018. At December 31, 2019, there were no balances greater than 90 days past due for which we were still accruing interest.

The aging analysis of finance receivables balances at December 31 was as follows (in millions):

	2018	2019
Consumer
31-60 days past due	$859	$839
61-90 days past due	123	126
91-120 days past due	39	40
Greater than 120 days past due	39	35
Total past due	1,060	1,040
Current	75,179	72,935
Consumer finance receivables	76,239	73,975

Non-Consumer
Total past due	76	62
Current	43,088	40,793
Non-Consumer finance receivables	43,164	40,855
Total recorded investment	$119,403	$114,830

Credit Quality

Consumer Portfolio. When originating consumer receivables, we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information.  After a proprietary risk score is generated, we decide whether to originate a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information.  Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations.

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

We regularly review our model to confirm the continued business significance and statistical predictability of the model and may make updates to improve the performance of the model. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends primarily on the dealer’s risk rating. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant. On-site vehicle inventory audits of higher-risk dealers are conducted with increased frequency based primarily on the dealer’s risk rating, but also considering the results of our electronic monitoring of the dealer’s performance, including daily payment verifications and monthly analysis of the dealer’s financial statements, payoffs, aged inventory, over credit line and delinquency reports. We typically perform a credit review of each dealer annually and more frequently review certain dealers based on the dealer’s risk rating and total exposure. We adjust the dealer’s risk rating, if necessary.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES (Continued)

The credit quality of dealer financing receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of dealer financing receivables at December 31 was as follows (in millions):

	2018	2019
Dealer financing
Group I	$33,656	$31,206
Group II	5,635	5,407
Group III	1,576	2,108
Group IV	129	189
Total recorded investment	$40,996	$38,910

Impaired Receivables

Impaired consumer receivables include accounts that have been rewritten or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings (“TDRs”), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2018 and 2019 was $370 million and $322 million, or 0.5% and 0.4% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2018 and 2019 was $129 million and $189 million, or 0.3% and 0.5% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 6 for additional information related to the development of our allowance for credit losses.

The accrual of revenue is discontinued at the time a receivable is determined to be uncollectible or when it is 90 days past due. Accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. Unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2018 and 2019 was $3.3 billion and $3.1 billion, respectively. Earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating leases for the years ended December 31, 2017, 2018, and 2019 was $2.1 billion, $2.4 billion, and $2.6 billion, respectively. Interest supplements and residual support cash received totaled $2.4 billion, $2.8 billion, and $2.5 billion for the years ended December 31, 2017, 2018, and 2019, respectively.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (continued)

In conjunction with the January 1, 2019 adoption of ASU 2016-02, Leases (described in Note 2), we reviewed our leasing-related accounting policies and updated our depreciation policy for operating leases so that the useful life of the vehicles incorporates our historical experience on early terminations due to customer defaults.  We believe this change in accounting method is preferable as the characterization of these changes are better reflected as depreciation.  At December 31, 2018, this reclassification increased accumulated depreciation and decreased allowance for credit losses by $78 million, respectively, and had no impact on Net Investment in operating leases.  On the income statement, this reclassification increased Depreciation on vehicles subject to operating leases and decreased Provision for credit losses by $119 million and $106 million, for the years ended December 31, 2017 and 2018, respectively.

These changes had no impact on Income before income taxes, Net investment in operating leases, Retained earnings, or to Net cash provided by / (used in) operating activities. We have reclassified prior period amounts to reflect the above changes.

Net investment in operating leases at December 31 was as follows (in millions):

	2018	2019
Vehicles, at cost (a)	$33,593	$33,431
Accumulated depreciation	(6,144)	(5,772)
Net investment in operating leases	$27,449	$27,659
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

At December 31, 2018 and 2019, Net investment in operating leases includes $16.3 billion and $14.9 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investments in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions (see Note 7 for additional information).

We have a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The financing we provide under this agreement is reflected on our balance sheet in Total finance receivables, net. The revenue related to these agreements is reflected in Other financing.

The amounts contractually due for minimum rentals on operating leases at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Total
Minimum rentals on operating leases	$4,708	$2,929	$1,083	$83	$6	$8,809

The amounts contractually due on our operating leases at December 31, 2019 were as follows (in millions):

	2020	2021	2022	2023	2024	Total
Operating lease payments	$4,706	$2,898	$1,011	$78	$5	$8,698

Operating leases are generally pre-payable without penalty and may cause actual paid amounts due to differ from amounts contractually due.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents our estimate of the probable credit loss inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses may vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Most of our credit losses are attributable to consumer receivables.

Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on the income statement. The uncollectible portion of finance receivables are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer or borrower, the value of the collateral, recourse to guarantors, and other factors.

In the event we repossess the collateral, the receivable is charged off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Charge-offs on finance receivables include uncollected amounts related to principal, interest, late fees, and other allowable charges. Recoveries on finance receivables previously charged off as uncollectible are credited to the allowance for credit losses.

Consumer Portfolio

We estimate the allowance for credit losses on consumer receivables using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding observable changes in recent economic trends and conditions, portfolio composition, and other relevant factors.

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency – number of finance receivable contracts that are expected to default over the loss emergence period (“LEP”), measured as repossessions; and

•	Loss severity – expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to-receivables (“LTR”) model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. An LTR for each product is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding unearned interest supplements and allowance for credit losses. The average LTR that is calculated for each product is multiplied by the end-of-period balances for that given product.

Our largest markets also use a loss projection model to estimate losses inherent in the portfolio. The loss projection model applies recent monthly performance metrics, stratified by contract type (retail installment sale contract or finance lease), contract term (e.g., 60-month), and risk rating to our active portfolio to estimate the losses that have been incurred.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 was as follows (in millions):

	2018
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$582	$15	$597
Charge-offs (a)	(528)	(67)	(595)
Recoveries	163	7	170
Provision for credit losses	359	68	427
Other	(10)	—	(10)
Ending balance	$566	$23	$589

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$546	$14	$560
Specific impairment allowance	20	9	29
Ending balance	566	23	589

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	75,869	43,035	118,904
Specifically evaluated for impairment	370	129	499
Recorded investment	76,239	43,164	119,403

Ending balance, net of allowance for credit losses	$75,673	$43,141	$118,814
__________

(a)	Non-consumer charge-offs primarily reflect a U.S. dealer’s floorplan inventory and dealer loan determined to be uncollectible.

	2019
	Finance Receivables
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$566	$23	$589
Charge-offs	(527)	(22)	(549)
Recoveries	168	10	178
Provision for credit losses	291	5	296
Other	(2)	1	(1)
Ending balance	$496	$17	$513

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$478	$15	$493
Specific impairment allowance	18	2	20
Ending balance	496	17	513

Analysis of ending balance of finance receivables
Collectively evaluated for impairment	73,653	40,666	114,319
Specifically evaluated for impairment	322	189	511
Recorded investment	73,975	40,855	114,830

Ending balance, net of allowance for credit losses	$73,479	$40,838	$114,317

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

	2019
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (b)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (c)
Retail financing	$1.8	$32.6	$0.2	$32.4	$28.0
Wholesale financing	0.9	26.1	—	26.1	13.4
Finance receivables	2.7	58.7	0.2	58.5	41.4
Net investment in operating leases	0.5	14.9	—	14.9	9.5
Total VIE	$3.2	$73.6	$0.2	$73.4	$50.9

Non-VIE
Retail financing	$0.3	$5.7	$—	$5.7	$5.1
Wholesale financing	—	0.7	—	0.7	0.6
Finance receivables	0.3	6.4	—	6.4	5.7
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.4	$—	$6.4	$5.7

Total securitization transactions
Retail financing	$2.1	$38.3	$0.2	$38.1	$33.1
Wholesale financing	0.9	26.8	—	26.8	14.0
Finance receivables	3.0	65.1	0.2	64.9	47.1
Net investment in operating leases	0.5	14.9	—	14.9	9.5
Total securitization transactions	$3.5	$80.0	$0.2	$79.8	$56.6
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes unamortized discount and debt issuance costs.

(c)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2017	2018	2019
VIE	$827	$1,220	$1,373
Non-VIE	128	177	201
Total securitization transactions	$955	$1,397	$1,574

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

	2018		2019
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$27	$24	$12	$19
Derivatives related to the VIEs	12	11	7	5
Other securitization related derivatives	31	14	4	30
Total exposures related to securitization	$70	$49	$23	$54

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense / (income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2017	2018	2019
Derivatives of the VIEs	$(38)	$30	$41
Derivatives related to the VIEs	(6)	(11)	(5)
Other securitization related derivatives	(16)	(2)	39
Total derivative expense / (income) related to securitization	$(60)	$17	$75

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at both December 31, 2018 and 2019, and ranged from $0 to $179 million during 2018 and were $0 million throughout 2019.

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

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank benchmark rate (e.g., LIBOR, SONIA) plus an adjustment for nonperformance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements and any posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we report the changes in the fair value of the hedged debt related to the risk being hedged in Debt and Interest expense. Net interest settlements and accruals, and the fair value changes on hedging instruments are reported in Interest expense. The cash flows associated with fair value hedges are reported in Net cash provided by / (used in) operating activities on our statement of cash flows.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is recognized in Interest expense over its remaining life.

Derivatives Not Designated as Hedging Instruments. We report net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Other income, net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross currency interest rate swaps are reported in Other income, net. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by / (used in) investing activities on our statement of cash flows.

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2017	2018	2019
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$217	$10	$(16)
Fair value changes on hedging instruments (a)	(268)	(155)	706
Fair value changes on hedged debt (a)	267	153	(694)
Derivatives not designated as hedging instruments
Interest rate contracts	58	(84)	(13)
Foreign currency exchange contracts (b)	(150)	163	52
Cross-currency interest rate swap contracts	103	(244)	(229)
Total	$227	$(157)	$(194)
__________

(a)	For 2017, the fair value changes on hedging instruments and on hedged debt were reported in Other income, net; effective 2018, these amounts were reported in Interest expense.

(b)	Reflects forward contracts between Ford Credit and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts, presented gross, at December 31 were as follows (in millions):

	2018			2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$22,989	$158	$208	$26,577	$702	$19
Derivatives not designated as hedging instruments
Interest rate contracts	76,904	235	274	68,914	275	191
Foreign currency exchange contracts	4,318	45	24	5,540	17	79
Cross-currency interest rate swap contracts	5,235	232	157	5,849	134	67
Total derivative financial instruments, gross (a) (b)	$109,446	$670	$663	$106,880	$1,128	$356
__________

(a)	At December 31, 2018 and 2019, we held collateral of $19 million and $18 million, and we posted collateral of $59 million and $78 million, respectively.

(b)
At December 31, 2018 and 2019, the fair value of assets and liabilities available for counterparty netting was $233 million and $169 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED REVENUE

Other assets and Other liabilities and deferred revenue consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets at December 31 were as follows (in millions):

	2018	2019
Accrued interest and other non-finance receivables	$1,080	$898
Collateral held for resale, at net realizable value	877	843
Prepaid reinsurance premiums and other reinsurance recoverables	658	687
Property and equipment, net of accumulated depreciation (a)	192	212
Deferred charges – income taxes	216	171
Restricted cash	140	139
Investment in non-consolidated affiliates	123	132
Deferred charges	96	120
Operating lease assets	—	108
Other	74	88
Total other assets	$3,456	$3,398
__________

(a)	Accumulated depreciation was $367 million and $393 million at December 31, 2018 and 2019, respectively.

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2018	2019
Interest payable	$752	$888
Unearned insurance premiums and fees	775	806
Income tax and related interest (a)	369	433
Deferred revenue	113	110
Operating lease liabilities	—	110
Payroll and employee benefits	70	74
Other	228	212
Total other liabilities and deferred revenue	$2,307	$2,633

__________

(a)	Includes tax and interest payable to affiliated companies of $193 million and $294 million at December 31, 2018 and 2019, respectively.

We have investments in entities for which we do not have the ability to exercise significant influence and fair values are not readily available. We have elected to record these investments at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We report the carrying value of these investments in Other assets in our consolidated balance sheet. These investments were $9 million and $8 million at December 31, 2018 and 2019, respectively. There were no material adjustments to the fair values of these investments for the year ending December 31, 2019.

Deferred revenue balances presented above include amounts from contracts with customers primarily related to admission fee revenue on group financing products available in Argentina and were $87 million and $64 million at December 31, 2018 and 2019, respectively. Admission fee revenue on group financing products is generally recognized evenly over the term of the agreement, which is up to 84 months. Increases in the admission fee deferred revenue balance are the result of payments due during the current period in advance of satisfying our performance under the contract and decreases are a result of revenue recognized during the current period that was previously deferred.

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

Debt outstanding and interest rates at December 31 were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	2018	2019	2018	2019	2018	2019
Short-term debt
Unsecured debt
Floating rate demand notes	$5,880	$6,545
Commercial paper	3,749	3,560
Other short-term debt	4,213	2,731
Asset-backed debt	943	881
Total short-term debt	14,785	13,717	3.5%	2.8%	3.5%	2.8%
Long-term debt
Unsecured debt
Notes payable within one year	14,373	15,062
Notes payable after one year	52,409	55,148
Asset-backed debt
Notes payable within one year	22,130	23,609
Notes payable after one year	36,844	32,162
Unamortized (discount) / premium	2	7
Unamortized issuance costs	(211)	(214)
Fair value adjustments (a)	(186)	538
Total long-term debt	125,361	126,312	2.8%	3.0%	2.8%	3.0%
Total debt	$140,146	$140,029	2.8%	2.9%	2.9%	3.0%

Fair value of debt	$138,888	$141,678
Interest rate characteristics of debt payable after one year
Fixed interest rate	61,749	67,090
Variable interest rate (generally based on LIBOR or other short-term rates)	27,504	20,220
Total payable after one year	$89,253	$87,310

__________

(a)	These adjustments relate to designated fair value hedges. The carrying value of hedged debt was $38.0 billion and $39.4 billion at December 31, 2018 and 2019, respectively.

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

We measure debt at fair value for purposes of disclosure using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy. The fair value of debt includes $13.8 billion and $12.8 billion of short-term debt at December 31, 2018 and 2019, respectively, carried at cost, which approximates fair value. We paid interest of $2.9 billion, $3.5 billion, and $4.1 billion in 2017, 2018, and 2019, respectively, on debt.

Other short-term debt with affiliated companies was $80 million and $0 million at December 31, 2018 and 2019, respectively. Interest expense with affiliated companies is reported in Interest expense and was immaterial during the respective periods.

Maturities

Debt maturities at December 31, 2019 were as follows (in millions):

	2020 (a)	2021	2022	2023	2024	Thereafter (b)	Total
Unsecured debt	$27,898	$16,893	$12,827	$7,054	$8,101	$10,273	$83,046
Asset-backed debt	24,490	14,371	8,925	3,476	2,505	2,885	56,652
Total	52,388	31,264	21,752	10,530	10,606	13,158	139,698
Unamortized discount							7
Unamortized issuance costs							(214)
Fair value adjustments							538
Total debt							$140,029
__________

(a)	Includes $13,717 million for short-term and $38,671 million for long-term debt.

(b)	Matures between 2025 and 2029.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail receivables or to purchase or make advances under asset-backed securities backed by retail or wholesale finance receivables or operating leases for proceeds of up to $36.6 billion ($18.8 billion of retail financing, $5.6 billion of wholesale financing, and $12.2 billion of operating leases) at December 31, 2019. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed liquidity facilities have varying maturity dates, with $14.4 billion having maturities within the next twelve months and the remaining balance having maturities through 2022. We plan capacity renewals to protect our global funding needs, optimize capacity utilization, and maintain sufficient liquidity.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. DEBT AND COMMITMENTS (Continued)

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2019, $17.3 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FCE Bank plc (“FCE”) has pre-positioned retail receivables with the Bank of England which supports access to the Discount Window Facility. Pre-positioned assets are neither pledged to nor held as collateral by the Bank of England unless the Discount Window Facility is accessed.

Unsecured Credit Facilities

At December 31, 2019, we and our majority-owned subsidiaries had $6.0 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement, the Ford Bank Credit Agreement, and the allocation under Ford’s corporate credit facility. At December 31, 2019, $5.2 billion was available for use.

FCE’s £745 million (equivalent to $983 million at December 31, 2019) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank GmbH’s €240 million (equivalent to $270 million at December 31, 2019) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2022. At December 31, 2019, £625 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

Lenders under the Ford corporate credit facility have commitments totaling $13.4 billion, 25% of the commitments maturing on April 30, 2022 and with 75% of the commitments maturing on April 30, 2024. Ford has allocated $3.0 billion of commitments, including commitments under a Chinese renminbi sub-facility, to us on an irrevocable and exclusive basis to support our liquidity. At December 31, 2019, all $3.0 billion was available for use.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

Ford Motor Credit Company LLC is a disregarded entity for United States income tax purposes. Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries. In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or foreign tax credits are allocated to us on a separate return basis calculated as if we were a taxable corporation.

We account for U.S. tax on global intangible low-tax income in the period incurred.

Components of Income Taxes

	2017	2018	2019
Income before income taxes (in millions)
U.S.	$1,331	$1,717	$2,160
Non-U.S.	979	910	838
Total	$2,310	$2,627	$2,998

Provision for / (Benefit from) income taxes for the years ended December 31 was estimated as follows (in millions):

	2017	2018	2019
Current
Federal	$(6)	$72	$396
Non-U.S.	241	153	168
State and local	(9)	(81)	169
Total current	226	144	733
Deferred
Federal	(1,016)	283	(12)
Non-U.S.	30	(125)	104
State and local	63	101	(55)
Total deferred	(923)	259	37
Provision for / (Benefit from) income taxes	$(697)	$403	$770

A reconciliation of the Provision for / (Benefit from) income taxes with the United States statutory tax rate as a percentage of Income before income taxes for the years ended December 31 is as follows:

	2017	2018	2019
U.S. statutory tax rate	35.0%	21.0%	21.0%
Effect of (in percentage points):
Non-U.S. tax rates under U.S. rate	(4.0)	1.7	1.3
State and local income taxes	1.5	0.6	2.7
Dispositions and restructurings	—	(8.9)	—
U.S. tax on non-U.S. earnings	15.6	0.4	(0.1)
Enacted change in tax laws	(78.1)	—	—
Other	(0.2)	0.5	0.8
Effective tax rate	(30.2)%	15.3%	25.7%

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES (Continued)

At December 31, 2019, $3.3 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

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

Components of Deferred Tax Assets and Liabilities

Components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2018	2019
Deferred tax assets
Net operating loss carryforwards	$339	$378
Provision for credit losses	175	141
Other foreign	106	190
Employee benefit plans	28	24
Foreign tax credits	1,297	669
Other	50	46
Total gross deferred tax assets	1,995	1,448
Less: Valuation allowance	(81)	(43)
Total net deferred tax assets	1,914	1,405
Deferred tax liabilities
Leasing transactions	3,126	2,674
Finance receivables	639	584
Other foreign	524	568
Other	4	1
Total deferred tax liabilities	4,293	3,827
Net deferred tax liability	$2,379	$2,422

At December 31, 2019, we have a valuation allowance of $43 million for deferred tax assets primarily related to our Mexico operations.

In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us on a separate return basis calculated as if we were a taxable corporation. In this regard, the deferred tax assets related to foreign tax credit carryforwards represent amounts primarily due from Ford. We reflect a deferred asset for foreign tax credits within our balance sheet due to our tax sharing agreement which provides for full reimbursement for the use of these credits.  Under our tax sharing agreement with Ford, we are generally paid for these assets at the earlier of our use on a separate return basis or their expiration.

Net operating loss carryforwards for tax purposes were $1.4 billion at December 31, 2019, resulting in a deferred tax asset of $378 million. A substantial portion of these losses will begin to expire beyond 2034. Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES (Continued)

Other

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned is included in Other income, net while interest expense is included in Interest expense and the amounts were immaterial in 2018 and 2019.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 was as follows (in millions):

	2018	2019
Beginning balance	$90	$115
Increase - tax positions in prior periods	28	40
Increase - tax positions in current period	7	—
Decrease - tax positions in prior periods	(6)	(8)
Settlements	(1)	(36)
Lapse of statute of limitations	—	—
Foreign currency translation adjustments	(3)	(2)
Ending balance	$115	$109

The amount of unrecognized tax benefits at December 31, 2018 and 2019 that would impact the effective tax rate if recognized was $111 million and $106 million, respectively.

Examinations by tax authorities have been completed through 2012 in Germany and the United States, 2014 in Canada, and 2017 in the United Kingdom. We have settled our U.S. federal income tax matters related to tax years prior to 2014 in accordance with our intercompany tax sharing agreement with Ford.

We recognize income tax-related penalties in Provision for / (Benefit from) income taxes on our income statement.  We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford in Other income, net on our income statement. For the years ended December 31, 2017, 2018, and 2019, we recorded net tax related interest income of $5 million, and net tax related interest expense of $7 million and $3 million, respectively, in our income statement. At December 31, 2018 and 2019, we recorded a net payable of $7 million and $8 million, respectively, for tax related interest in Other liabilities and deferred income.

Cash paid for income taxes was $220 million, $188 million, and $524 million in 2017, 2018, and 2019, respectively.

NOTE 13. INSURANCE

We conduct insurance underwriting operations primarily through The American Road Insurance Company (“TARIC”). TARIC is a wholly owned subsidiary of Ford Credit operating in the United States and Canada. TARIC provides physical damage insurance coverage for Ford Credit financed vehicles at dealer locations and Ford and Lincoln vehicles in transit between final assembly plants and dealer locations. TARIC also provides physical damage insurance coverage for non-affiliated company financed vehicles, serviced by Ford Credit, at dealer locations. In addition, TARIC provides a variety of other insurance products and services to Ford and its affiliates, including contractual liability insurance on extended service contracts. TARIC provides commercial automobile and general liability insurance and surety bonds for Ford in the United States.

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

NOTE 13. INSURANCE - (Continued)

Reserves for insurance losses and loss adjustment expenses are established based on actuarial estimates and historical loss development patterns, which represents management’s best estimate. If management believes the reserves do not reflect all losses due to changes in conditions, or other relevant factors, an adjustment is made based on management judgment.

Reinsurance activity primarily consists of ceding a majority of the contractual liability insurance business related to automotive extended service plan contracts for a ceding commission. Commissions on ceded amounts are earned on the same basis as related premiums. Reinsurance contracts do not relieve TARIC from its obligations to its policyholders. Failure of reinsurers to honor their obligations could result in losses to TARIC. Therefore, TARIC requires all of its reinsurers to hold collateral and monitors the underlying business and financial performance of its reinsurers to mitigate risk.

Insurance Assets

Cash, cash equivalents, and marketable securities related to insurance activities at December 31 were as follows (in millions):

	2018	2019
Cash and cash equivalents	$59	$9
Marketable securities	649	697
Total cash, cash equivalents, and marketable securities	$708	$706

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $12 million at both December 31, 2018 and 2019 and were included in Marketable securities.
Amounts paid to reinsurers relating to the unexpired portion of the underlying automotive service contracts, and amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses are reported in Other assets. Prepaid reinsurance premiums and other reinsurance recoverables were $658 million and $687 million at December 31, 2018 and 2019, respectively. This includes amounts ceded to Ford affiliates of $97 million at both December 31, 2018 and 2019.

Insurance Liabilities

Other liabilities and deferred income includes unearned insurance premiums and fees of $775 million and $806 million at December 31, 2018 and 2019, respectively. This includes amounts from Ford and its affiliates of $667 million and $696 million at December 31, 2018 and 2019, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. INSURANCE (Continued)

The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $11 million and $12 million at December 31, 2018 and 2019, respectively, and was included in Other liabilities and deferred income.

Insurance Premiums

Insurance premiums written and earned for the years ended December 31 were as follows (in millions):

	2017		2018		2019
	Written	Earned	Written	Earned	Written	Earned
Direct	$385	$320	$392	$346	$406	$377
Assumed	—	—	—	—	—	—
Ceded	(227)	(162)	(225)	(179)	(223)	(195)
Net premiums	$158	$158	$167	$167	$183	$182

The net premiums earned with Ford and its affiliates were $154 million, $176 million, and $207 million for the years ended December 31, 2017, 2018, and 2019, respectively.

Insurance Expenses

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses for the years ended December 31 were as follows (in millions):

	2017	2018	2019
Insurance losses	$143	$101	$128
Loss adjustment expenses	8	5	7
Reinsurance income and other expenses, net	(27)	(29)	(32)
Insurance expenses	$124	$77	$103

Insurance expenses with Ford and its affiliates were $63 million, $71 million, and $84 million for the years ended December 31, 2017, 2018, and 2019, respectively.

Insurance expenses were reduced by ceded insurance expenses of $104 million, $114 million, and $127 million for the years ended December 31, 2017, 2018, and 2019, respectively.

NOTE 14. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the years ended December 31 were as follows (in millions):

	2017	2018	2019
Gains / (Losses) on derivatives	$11	$(165)	$(190)
Currency revaluation gains / (losses)	44	12	70
Interest and investment income (a)	112	198	318
Other	83	35	16
Total other income, net	$250	$80	$214
__________

(a)	Includes interest income primarily on notes receivable from affiliated companies of $9 million, $10 million, and $5 million for December 31, 2017, 2018, and 2019, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. RETIREMENT BENEFITS

We are a participating employer in certain retirement plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2019, filed separately with the Securities and Exchange Commission.

Employee Retirement Plans

Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary, and contributions. The allocation amount can be impacted by key assumptions (e.g., discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees participating in the Ford-sponsored defined benefit plans were $56 million, $55 million, and $47 million for the years ended December 31, 2017, 2018, and 2019, respectively. Allocated costs for defined contribution and savings plans were $7 million, $7 million, and $8 million for the years ended December 31, 2017, 2018, and 2019, respectively, and were charged to Operating expenses.

Postretirement Health Care and Life Insurance Benefits

Postretirement health care and life insurance benefits are provided under certain Ford plans, which provide benefits to retired salaried employees in North America. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

Postretirement health care and life insurance costs allocated to Ford Credit for our employees participating in the Ford-sponsored plans were $3 million, $4 million, and $3 million for the years ended December 31, 2017, 2018, and 2019, respectively, and were charged to Operating expenses.

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

We review our business performance by segment on a managed basis. Receivables are presented on a managed basis, as it closely approximates the customer’s outstanding balance on the receivables, which is the basis for earning revenue. Our managed receivables equal net finance receivables, net investment in operating leases, and held-for-sale receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 was as follows (in millions):

	Americas	Europe	Asia Pacific	Total Segments	Unallocated Other (a)	Total
2017
Total revenue	$9,928	$981	$468	$11,377	$—	$11,377
Income before income taxes	1,795	329	85	2,209	101	2,310
Other disclosures:
Depreciation on vehicles subject to operating leases	4,210	44	—	4,254	—	4,254
Interest expense	2,641	257	277	3,175	—	3,175
Provision for credit losses	423	28	18	469	—	469
Net finance receivables and net investment in operating leases	118,392	24,957	7,152	150,501	(7,837)	142,664
Total assets	124,645	28,204	7,594	160,443	—	160,443

2018
Total revenue	$10,706	$1,160	$516	$12,382	$—	$12,382
Income before income taxes	2,208	391	102	2,701	(74)	2,627
Other disclosures:
Depreciation on vehicles subject to operating leases	3,934	39	—	3,973	—	3,973
Interest expense	3,331	283	322	3,936	(6)	3,930
Provision for credit losses	391	20	15	426	—	426
Net finance receivables and net investment in operating leases	123,403	26,029	5,444	154,876	(8,613)	146,263
Total assets	128,498	27,804	5,907	162,209	—	162,209

2019
Total revenue	$11,109	$1,183	$331	$12,623	$—	$12,623
Income before income taxes	2,422	363	75	2,860	138	2,998
Other disclosures:
Depreciation on vehicles subject to operating leases	3,592	43	—	3,635	—	3,635
Interest expense	3,840	340	191	4,371	18	4,389
Provision for credit losses	277	25	(6)	296	—	296
Net finance receivables and net investment in operating leases (b)	120,976	25,629	3,585	150,190	(8,214)	141,976
Total assets	127,533	30,050	3,843	161,426	—	161,426
__________

(a)
Finance receivables, net and Net investment in operating leases include unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Excludes held-for-sale receivables.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data, split geographically into the United States (which is our country of domicile), Canada, and All other, for the years ended or at December 31 were as follows (in millions):

	2017	2018	2019
Total revenue
United States	$8,378	$9,043	$9,472
Canada	1,193	1,315	1,323
All other	1,806	2,024	1,828
Total revenue	$11,377	$12,382	$12,623

Net property and net investment in operating leases
United States	$23,162	$24,057	$24,123
Canada	3,302	3,155	3,328
All other	374	429	420
Net property and net investment in operating leases	$26,838	$27,641	$27,871

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Total revenue	$3,020	$3,099	$3,081	$3,182	$12,382
Depreciation on vehicles subject to operating leases	(1,053)	(986)	(936)	(998)	(3,973)
Interest expense	(912)	(997)	(989)	(1,032)	(3,930)
Total financing margin and other revenue	1,055	1,116	1,156	1,152	4,479
Provision for credit losses	94	69	127	136	426
Net income	701	479	518	526	2,224

2019
Total revenue	$3,194	$3,188	$3,127	$3,114	$12,623
Depreciation on vehicles subject to operating leases	(924)	(894)	(894)	(923)	(3,635)
Interest expense	(1,121)	(1,114)	(1,081)	(1,073)	(4,389)
Total financing margin and other revenue	1,149	1,180	1,152	1,118	4,599
Provision for credit losses	33	63	93	107	296
Net income	603	613	571	441	2,228

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We lease various land, buildings, and equipment under agreements that expire over various contractual periods ranging from less than one year to thirty-two years. Many of our leases contain one or more options to extend. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. The leased (“right-of-use”) assets in operating lease arrangements are presented in Other assets on our consolidated balance sheet.

For the majority of our leases commencing on or after January 1, 2019, we do not separate the non-lease components (e.g., maintenance and operating services) from the lease components to which they relate. Instead, non-lease components are included in the measurement of the lease liabilities.  We calculate the initial lease liability as the present value of fixed payments not yet paid using the discount rate implicit in the lease.  If the discount rate is not readily determinable, we use our incremental borrowing rate. Operating lease liabilities are reported in Other liabilities and deferred revenue. Variable payments are included in the lease liability if they are based on a market rate or an index (e.g., CPI). Variable payments that do not meet this criterion are expensed as incurred.

We have rental commitments for certain land, buildings, and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2018 were as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Minimum rentals on operating leases	$19	$14	$11	$10	$9	$34	$97

The amounts contractually due on our operating lease liabilities at December 31, 2019 were as follows (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Operating lease	$22	$18	$16	$16	$15	$36	$123
Less: Present value discount							13
Total operating lease liabilities							$110

Operating and variable lease expense for the year ending December 31, 2019 was $21 million. The right-of-use assets obtained in exchange for operating lease liabilities for the same period was $42 million.

As of December 31, 2019, the weighted average remaining lease term for operating leases was seven years and the weighted average remaining discount rate for operating leases was 3.1%.

Rental expense for cancelable and non-cancelable leases of $26 million, $28 million, and $21 million was recorded in Operating expenses for the years ended December 31, 2017, 2018, and 2019, respectively.

Guarantees and Indemnifications

Guarantees and indemnifications are recorded at fair value at their inception. We regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

The maximum potential payments under these guarantees and limited indemnities totaled $34 million and $53 million at December 31, 2018 and 2019, respectively. Of these values, $29 million and $48 million at December 31, 2018 and 2019, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2018 and 2019.

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

For nearly all matters where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE Bank plc (“FCE”) received a decision from the Italian Competition Authority, which included an assessment of a fine against FCE in the amount of €42 million (equivalent to $47 million at December 31, 2019). On March 8, 2019, FCE appealed the decision and the fine, and a hearing has been scheduled for February 26, 2020. The ultimate resolution of the matter may potentially take several years. While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.