Form 10-Q
period 2020-03-31
FORD MOTOR CREDIT CO LLC
filed 2020-04-29
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
3.588% Notes due June 2, 2020	F/20S	New York Stock Exchange
0.623% Notes due June 28, 2023*	F/23E	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.125% Notes due on June 20, 2024*	F/24O	New York Stock Exchange
3.021% Notes due March 6, 2024*	F/24M	New York Stock Exchange
4.535% Notes due March 6, 2025*	F/25K	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
1.514% Notes due February 17, 2023*	F/23G	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
1.744% Notes due July 19, 2024*	F/24R	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
3.683% Notes due on December 3, 2024*	F/24Q	New York Stock Exchange
Floating Rate Notes due May 14, 2021*	F/21C	New York Stock Exchange
Floating Rate Notes due December 1, 2021*	F/21AQ	New York Stock Exchange
Floating Rate Notes due December 7, 2022*	F/22T	New York Stock Exchange
Floating Rate Notes due November 15, 2023*	F/23D	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
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
For the Quarter Ended March 31, 2020

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended March 31,
	2019	2020
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,477	$1,459
Retail financing	984	976
Dealer financing	608	485
Other financing	24	22
Total financing revenue	3,093	2,942
Depreciation on vehicles subject to operating leases	(924)	(1,052)
Interest expense	(1,121)	(984)
Net financing margin	1,048	906
Other revenue
Insurance premiums earned	47	47
Fee based revenue and other	54	43
Total financing margin and other revenue	1,149	996
Expenses
Operating expenses	364	362
Provision for credit losses (Note 4)	33	586
Insurance expenses	10	6
Total expenses	407	954

Other income / (loss), net (Note 10)	59	(12)

Income before income taxes	801	30
Provision for income taxes	198	9
Net income	$603	$21

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2019	2020
	First Quarter
	(unaudited)
Net income	$603	$21
Other comprehensive income / (loss), net of tax
Foreign currency translation	20	(348)
Comprehensive income / (loss)	$623	$(327)

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2019	March 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,067	$9,628
Marketable securities (Note 3)	3,296	2,453
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	106,131	103,048
Finance leases	8,186	7,698
Total finance receivables, net of allowance for credit losses of $513 and $1,231 (Note 4)	114,317	110,746
Net investment in operating leases (Note 5)	27,659	27,030
Notes and accounts receivable from affiliated companies	863	1,201
Derivative financial instruments (Note 7)	1,128	2,420
Assets held-for-sale (Note 1 and Note 4)	1,698	36
Other assets (Note 8)	3,398	3,302
Total assets	$161,426	$156,816

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,002	$1,000
Affiliated companies	421	328
Total accounts payable	1,423	1,328
Debt (Note 9)	140,029	136,836
Deferred income taxes	2,593	2,225
Derivative financial instruments (Note 7)	356	801
Liabilities held-for-sale (Note 1)	45	—
Other liabilities and deferred revenue (Note 8)	2,633	2,083
Total liabilities	147,079	143,273

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss)	(785)	(1,133)
Retained earnings	9,905	9,449
Total shareholder’s interest	14,347	13,543
Total liabilities and shareholder’s interest	$161,426	$156,816

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.

	December 31, 2019	March 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$3,202	$2,549
Finance receivables, net	58,478	54,038
Net investment in operating leases	14,883	14,410
Derivative financial instruments	12	1
LIABILITIES
Debt	$50,865	$48,379
Derivative financial instruments	19	110

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2018	$5,227	$(829)	$10,577	$14,975
Net income	—	—	603	603
Other comprehensive income / (loss), net of tax	—	20	—	20
Distributions declared	—	—	(675)	(675)
Balance at March 31, 2019	$5,227	$(809)	$10,505	$14,923

Balance at December 31, 2019	$5,227	$(785)	$9,905	$14,347
Net income	—	—	21	21
Other comprehensive income / (loss), net of tax	—	(348)	—	(348)
Adoption of accounting standard (Note 2)	—	—	(202)	(202)
Distributions declared	—	—	(275)	(275)
Balance at March 31, 2020	$5,227	$(1,133)	$9,449	$13,543

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2019	2020
	First Three Months
	(unaudited)
Cash flows from operating activities
Net Income	$603	$21
Adjustments to reconcile net income to net cash provided in operations
Provision for credit losses	33	586
Depreciation and amortization	1,126	1,250
Amortization of upfront interest supplements	(529)	(532)
Net change in finance receivables held-for-sale	—	(74)
Net change in deferred income taxes	58	(272)
Net change in other assets	(66)	(322)
Net change in other liabilities	284	(583)
All other operating activities	183	103
Net cash provided by / (used in) operating activities	$1,692	$177

Cash flows from investing activities
Purchases of finance receivables	(8,542)	(8,222)
Principal collections of finance receivables	10,432	10,258
Purchases of operating lease vehicles	(3,184)	(3,441)
Proceeds from termination of operating lease vehicles	2,306	2,768
Net change in wholesale receivables and other short-duration receivables	(1,844)	(881)
Proceeds from sale of business	—	1,340
Purchases of marketable securities	(803)	(680)
Proceeds from sales and maturities of marketable securities	274	1,535
Settlements of derivatives	12	159
All other investing activities	(14)	(22)
Net cash provided by / (used in) investing activities	(1,363)	2,814

Cash flows from financing activities
Proceeds from issuances of long-term debt	15,411	11,623
Principal payments on long-term debt	(12,683)	(12,652)
Change in short-term debt, net	(276)	(904)
Cash distributions to parent	(675)	(275)
All other financing activities	(37)	(21)
Net cash provided by / (used in) financing activities	1,740	(2,229)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	38	(252)

Net increase / (decrease) in cash, cash equivalents and restricted cash	$2,107	$510

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$9,747	$9,268
Net increase / (decrease) in cash, cash equivalents and restricted cash	2,107	510
Cash, cash equivalents and restricted cash at end of period (Note 3)	$11,854	$9,778

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). We reclassify certain prior period amounts in our consolidated financial statements to conform to current year presentation.

Global Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures.  Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

Consistent with the actions taken by governmental authorities, as of late March 2020, nearly all of our employees, other than China, are working remotely in order to reduce the spread of COVID-19.

The full impact of the COVID-19 pandemic on our full year financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on customers, dealers, and suppliers, how quickly normal economic conditions resume, Ford’s operations, customer demand for Ford’s products and the financing of new and used vehicles return to pre-COVID-19 levels, and the risk of recessionary conditions in key markets due to the effects of the pandemic. Although the ultimate impact on Ford Credit cannot be determined at this time, we expect our full year 2020 results of operations to be adversely affected.

Our first quarter 2020 results reflect about a $700 million adverse impact due to the estimated impact of COVID-19 the most significant of which is a charge to Provision for credit losses of $486 million to reflect higher estimated defaults on our retail portfolio, a charge to depreciation expense of $70 million reflecting higher expected defaults related to operating leases, and a charge to depreciation expense of $54 million reflecting lower expected auction values related to operating lease vehicles awaiting sale at auction (collateral held for resale). The remaining COVID-19 impact was primarily driven by market valuation adjustments to derivatives. Our estimates of the effect of COVID-19 on our financial statements are based on a variety of factors and are subject to many uncertainties. See Notes 4, 5, and 8 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION (Continued)

Restructuring Actions

Beginning in the fourth quarter of 2019, we determined that it was not probable that we would hold certain assets and liabilities for more than the following twelve months, and these assets and liabilities were reported as held-for-sale.  The total value of our Assets held-for-sale presented at fair value at December 31, 2019 and March 31, 2020 were $1,698 million and $36 million, respectively, and Liabilities held-for-sale presented at fair value at December 31, 2019 and March 31, 2020 were $45 million and $0 million, respectively.

We committed to a plan to sell our operations in Forso Nordic AB (“Forso”), a wholly owned subsidiary, which provides retail and dealer financing in Denmark, Finland, Norway, and Sweden, during the fourth quarter of 2019 at which time we recognized a loss of $20 million due to a fair value impairment. The sale of Forso was completed in the first quarter of 2020 resulting in an additional loss of $4 million and cash proceeds of $1,340 million.  Forso related Assets held-for-sale and Liabilities held-for-sale at December 31, 2019 were $1,416 million and $45 million, respectively (excluding intercompany assets of $2 million and intercompany liabilities of $1,274 million (primarily debt) which are eliminated in the consolidated balance sheet).

NOTE 2. ACCOUNTING POLICIES

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income / (loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Adoption of New Accounting Standards
Accounting Standards Update (“ASU”) 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. On January 1, 2020, we adopted the new credit loss standard and all of the related amendments, which replaced the incurred loss impairment method with a method that reflects lifetime expected credit losses. We adopted the changes in accounting for credit losses by recognizing the cumulative effect of initially applying the new credit loss standard as an adjustment to the opening balance of Retained earnings. The comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods.

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2020 for the adoption of ASU 2016-13 was as follows (in millions):

	Balance at December 31, 2019	Adjustments due to ASU 2016-13	Balance at January 1, 2020
Assets
Retail installment contracts, dealer financing, and other financing	$106,131	$(230)	$105,901
Finance leases	8,186	(22)	8,164
Other assets	3,398	(8)	3,390
Liabilities
Deferred income tax	2,593	(58)	2,535
Equity
Retained earnings	9,905	(202)	9,703

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

We also adopted the following ASUs during 2020, none of which had a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2020-01	Clarifying the Interaction between Equity Securities, Equity Method and Joint Ventures, and Derivatives and Hedging	January 1, 2020
2018-18	Clarifying the Interaction between Collaborative Arrangements and Revenue from Contracts with Customers	January 1, 2020
2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract	January 1, 2020

Accounting Standards Issued But Not Yet Adopted

The Company considers the applicability and impacts of all ASUs. ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

	Fair Value Level	December 31, 2019	March 31, 2020
Cash and cash equivalents
U.S. government	1	$—	$825
U.S. government and agencies	2	—	200
Non-U.S. government and agencies	2	350	378
Corporate debt	2	604	598
Total marketable securities classified as cash equivalents		954	2,001
Cash, time deposits and money market funds		8,113	7,627
Total cash and cash equivalents		$9,067	$9,628

Marketable securities
U.S. government	1	$195	$294
U.S. government and agencies	2	210	160
Non-U.S. government and agencies	2	2,408	1,520
Corporate debt	2	193	199
Other marketable securities	2	290	280
Total marketable securities		$3,296	$2,453

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2019	March 31, 2020
Cash and cash equivalents	$9,067	$9,628
Restricted cash included in other assets (a)	139	150
Cash, cash equivalents and restricted cash in assets held-for-sale	62	—
Total cash, cash equivalents, and restricted cash	$9,268	$9,778

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2019	March 31, 2020
Consumer
Retail installment contracts, gross	$68,998	$66,201
Finance leases, gross	8,566	8,107
Retail financing, gross	77,564	74,308
Unearned interest supplements from Ford and affiliated companies	(3,589)	(3,402)
Consumer finance receivables	73,975	70,906

Non-Consumer
Dealer financing	38,910	39,104
Other financing	1,945	1,967
Non-Consumer finance receivables	40,855	41,071
Total recorded investment	$114,830	$111,977

Recorded investment in finance receivables	$114,830	$111,977
Allowance for credit losses	(513)	(1,231)
Total finance receivables, net	$114,317	$110,746

Net finance receivables subject to fair value (a)	$106,131	$103,048
Fair value (b)	106,260	103,229
__________

(a)	Net finance receivables subject to fair value exclude finance leases.

(b)	The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases was $92 million and $95 million for the periods ended March 31, 2019 and March 31, 2020, respectively, and is included in Retail financing on the consolidated income statements.

At December 31, 2019 and March 31, 2020, accrued interest was $253 million and $240 million, respectively, which we report in Other assets on the consolidated balance sheets.

Included in recorded investment in finance receivables were consumer and non-consumer receivables that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. See Note 6 for additional information.

The value of finance receivables considered held-for-sale at December 31, 2019 was $1.5 billion primarily made up of $1.2 billion of Forso related finance receivables. At March 31, 2020, there were $36 million of certain wholesale finance receivables specifically identified as held-for-sale. These held-for-sale values are reported in Assets held-for-sale on the consolidated balance sheets. See Note 1 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit Quality

Consumer Portfolio

Credit quality ratings for consumer receivables are based on our aging analysis. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

The credit quality analysis of consumer receivables at December 31, 2019 was as follows (in millions):

Consumer
31-60 days past due	$839
61-120 days past due	166
Greater than 120 days past due	35
Total past due	1,040
Current	72,935
Total	$73,975

The credit quality analysis of consumer receivables at March 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total
Consumer
31-60 days past due	$79	$95	$139	$185	$143	$10	$651
61-120 days past due	13	21	36	43	35	1	149
Greater than 120 days past due	16	7	6	6	2	—	37
Total past due	108	123	181	234	180	11	837
Current	2,181	5,084	11,062	19,291	26,245	6,206	70,069
Total	$2,289	$5,207	$11,243	$19,525	$26,425	$6,217	$70,906

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Non-Consumer Portfolio

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

Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of dealer financing receivables at December 31, 2019 was as follows (in millions):

Dealer financing
Group I	$31,206
Group II	5,407
Group III	2,108
Group IV	189
Total (a)	$38,910
__________

(a)	Total past due dealer financing receivables at December 31, 2019 were $62 million.

The credit quality analysis of dealer financing receivables at March 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total	Wholesale Loans	Total
Group I	$676	$147	$154	$276	$120	$122	$1,495	$29,438	$30,933
Group II	31	30	28	14	24	45	172	5,886	6,058
Group III	9	—	4	17	22	17	69	1,943	2,012
Group IV	2	1	—	—	2	4	9	92	101
Total (a)	$718	$178	$186	$307	$168	$188	$1,745	$37,359	$39,104

__________

(a)	Total past due dealer financing receivables at March 31, 2020 were $34 million.

Non-Accrual of Revenue. The accrual of financing revenue is discontinued at the time a receivable is determined to be uncollectible or when it is 90 days past due. Accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Troubled Debt Restructuring (“TDR”). A restructuring of debt constitutes a TDR if we grant a concession to a debtor for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven.

We have offered several programs to provide relief to customers and dealers during the COVID-19 pandemic. These programs, which were broadly available to our customers and dealers, included payment extensions. We concluded that these programs did not meet TDR criteria.

Allowance for Credit Losses

The allowance for credit losses represents our estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date.

Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on our consolidated income statements. The uncollectible portion of finance receivables are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer or borrower, the value of the collateral, recourse to guarantors, and other factors.

Charge-offs on finance receivables include uncollected amounts related to principal, interest, late fees, and other allowable charges. Recoveries on finance receivables previously charged off as uncollectible are credited to the allowance for credit losses. In the event we repossess the collateral, the receivable is charged off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the consolidated balance sheets.

Consumer Portfolio

Receivables in this portfolio include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal or commercial use. Retail financing includes retail installment contracts for new and used vehicles and finance leases with retail customers, government entities, daily rental companies, and fleet customers.

For consumer receivables that share similar risk characteristics such as product type, initial credit risk, term, vintage, geography, and other relevant factors, we estimate the lifetime expected credit loss allowance based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default models to monthly expected exposures then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. Probability of default models are developed from internal risk scoring models taking into account the expected probability of payment and time to default, adjusted for macroeconomic outlook and recent performance. The models consider factors such as risk evaluation at the time of origination, historical trends in credit losses (which include the impact of TDRs), and the composition and recent performance of the present portfolio (including vehicle brand, term, risk evaluation, and new / used vehicles). The loss given default is the percentage of the expected balance due at default that is not recoverable, taking into account the expected collateral value and trends in recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies). Monthly exposures are equal to the receivables’ expected outstanding principal and interest balance.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The loss allowance incorporates forward-looking macroeconomic conditions for baseline, upturn, and downturn scenarios. Three separate credit loss allowances are calculated from these scenarios. They are then probability-weighted to determine the credit loss allowance recognized in the financial statements. We use forecasts from a third party that revert to a long-term historical average after a reasonable and supportable forecasting period which is specific to the particular macroeconomic variable and which varies by market. We update the forward-looking macroeconomic forecasts quarterly.

If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, and other relevant factors.

On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios and their weighting to ensure they reflect the risk of the portfolio.

Non-Consumer Portfolio

Dealer financing includes wholesale loans to dealers to finance vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital, improvements to dealership facilities, to finance purchase of dealership real estate, and to finance other dealer programs.

Dealer financing is evaluated on an individual dealer basis by segmenting dealers by risk characteristics (such as the amount of the loans, the nature of the collateral, financial status of the dealer, and TDR modifications) to determine if an individual dealer requires a specific allowance for credit loss. If required, the allowance is based on the present value of the expected future cash flows of the dealer’s receivables discounted at the loans’ original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

For the remaining dealer financing, we estimate an allowance for credit losses on a collective basis.

Wholesale Loans. We estimate the allowance for credit losses for wholesale loans based on historical loss-to-receivable (LTR) ratios, expected future cash flows, and the fair value of collateral. For wholesale loans with similar risk characteristics, the allowance for credit losses is estimated on a collective basis using the LTR model and management judgment. The LTR model is based on the most recent years of history. An LTR is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding unearned interest supplements and allowance for credit losses. The average LTR is multiplied by the end-of-period balances, representing the lifetime expected credit loss reserve.

Dealer Loans. We use a weighted-average remaining maturity method to estimate the lifetime expected credit loss reserve for dealer loans. The loss model is based on the industry-wide commercial real estate credit losses, adjusted to factor in the historical credit losses for our dealer loans portfolio. The expected credit loss is calculated under different economic scenarios and are weighted to provide the total lifetime expected credit loss.

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant forward-looking economic factors, an adjustment is made based on management judgment.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2019 (a)
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$566	$23	$589
Charge-offs	(137)	(17)	(154)
Recoveries	43	2	45
Provision for credit losses	24	9	33
Other	—	—	—
Ending balance	496	17	513

	First Quarter 2020
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513
Adoption of ASU 2016-13 (b)	247	5	252
Charge-offs	(145)	(1)	(146)
Recoveries	43	2	45
Provision for credit losses	534	52	586
Other (c)	(18)	(1)	(19)
Ending balance	$1,157	$74	$1,231
__________

(a)	The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019.

(b)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020. See Note 2 for additional information.

(c)	Primarily represents amounts related to translation adjustments.

During the first quarter of 2020, the allowance for credit losses increased $718 million reflecting an increase to the reserve of $252 million related to the adoption of ASU 2016-13, and an increase of $486 million primarily attributable to COVID-19, offset by a decrease for translation adjustments. The economic uncertainty along with government mandated stay-at-home orders, which resulted in extensive temporary closures of businesses and drove a significant increase in unemployment, is expected to increase the probability of default and loss given default rates in our consumer portfolio over the next twelve months, especially in the United States. These economic trends and conditions are also expected to negatively impact our dealers. While we anticipate government relief programs, our customer payment deferral programs, and dealer support actions to mitigate these impacts, the overall result on credit losses is expected to be adverse.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consists primarily of lease contracts for vehicles with individuals, daily rental companies, and fleet customers with terms of 60 months or less. Included in Net investment in operating leases are net investments in operating leases sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. See Note 6 for additional information.
Net investment in operating leases was as follows (in millions):

	December 31, 2019	March 31, 2020
Vehicles, at cost (a)	$33,431	$32,849
Accumulated depreciation	(5,772)	(5,819)
Net investment in operating leases	$27,659	$27,030
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

Accumulated depreciation at March 31, 2020 includes a $70 million increase due to potential estimated higher customer default rates from economic conditions attributable to COVID-19. The increase was included in Depreciation on vehicles subject to operating leases.
We evaluate the carrying value of held-and-used long-lived asset groups (such as vehicles subject to operating leases) for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. For the first quarter of 2020, we considered the economic slowdown resulting from COVID-19 and determined a triggering event has not occurred. For the periods presented, we have not recorded any impairment charges.
NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES

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
We use special purpose entities to issue asset-backed securities in our securitization transactions. We have deemed most of these special purpose entities to be VIEs of which we are the primary beneficiary. The asset-backed securities are backed by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and rights to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

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
Securitization transactions that are exposed to interest rate or currency risk may reduce their risks by entering into derivative transactions. In certain instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through its derivative transactions with the securitization entities. See Note 7 for additional information regarding derivatives.
Most of these securitization transactions utilize VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	December 31, 2019
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	March 31, 2020
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.6	$29.4	$0.4	$29.0	$25.7
Wholesale financing	0.3	25.0	—	25.0	13.7
Finance receivables	1.9	54.4	0.4	54.0	39.4
Net investment in operating leases	0.6	14.4	—	14.4	9.0
Total VIE	$2.5	$68.8	$0.4	$68.4	$48.4

Non-VIE
Retail financing	$0.4	$7.6	$0.1	$7.5	$6.8
Wholesale financing	—	0.7	—	0.7	0.5
Finance receivables	0.4	8.3	0.1	8.2	7.3
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$8.3	$0.1	$8.2	$7.3

Total securitization transactions
Retail financing	$2.0	$37.0	$0.5	$36.5	$32.5
Wholesale financing	0.3	25.7	—	25.7	14.2
Finance receivables	2.3	62.7	0.5	62.2	46.7
Net investment in operating leases	0.6	14.4	—	14.4	9.0
Total securitization transactions	$2.9	$77.1	$0.5	$76.6	$55.7
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance cost.

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

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2019	2020
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(20)	$28
Fair value changes on hedging instruments	250	1,110
Fair value changes on hedged debt	(253)	(1,093)
Derivatives not designated as hedging instruments
Interest rate contracts	(27)	(74)
Foreign currency exchange contracts (a)	(6)	207
Cross-currency interest rate swap contracts	(145)	(151)
Total	$(201)	$27
__________

(a)	Reflects forward contracts between Ford Credit and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2019			March 31, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$26,577	$702	$19	$23,663	$1,549	$—
Derivatives not designated as hedging instruments
Interest rate contracts	68,914	275	191	72,822	651	561
Foreign currency exchange contracts	5,540	17	79	3,002	94	2
Cross-currency interest rate swap contracts	5,849	134	67	5,938	126	238
Total derivative financial instruments, gross (a) (b)	$106,880	$1,128	$356	$105,425	$2,420	$801
__________

(a)	At December 31, 2019 and March 31, 2020, we held collateral of $18 million and $23 million, respectively, and we posted collateral of $78 million and $86 million, respectively.

(b)
At December 31, 2019 and March 31, 2020, the fair value of assets and liabilities available for counterparty netting was $169 million and $451 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2019	March 31, 2020
Accrued interest and other non-finance receivables	$898	$847
Collateral held for resale, at net realizable value	843	803
Prepaid reinsurance premiums and other reinsurance recoverables	687	689
Property and equipment, net of accumulated depreciation (a)	212	212
Deferred charges - income taxes	171	168
Investment in non-consolidated affiliates (b)	132	126
Operating lease assets	108	103
Other	347	354
Total other assets	$3,398	$3,302
__________

(a)	Accumulated depreciation was $393 million and $396 million at December 31, 2019 and March 31, 2020, respectively.

(b)	Adoption of ASU 2016-13 reduced investment in non-consolidated affiliates $8 million. See Note 2 for additional information.

Returned operating lease vehicles and repossessed vehicles are classified as collateral held for resale and recorded at net realizable value.  At March 31, 2020, we reduced the value of our collateral held for resale by $59 million to reflect the impact of COVID-19 economic conditions on the expected auction values, with a charge of $54 million to Depreciation on vehicles subject to operating leases and a charge of $5 million to Provision for credit losses.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2019	March 31, 2020
Unearned insurance premiums and fees	$806	$805
Interest payable	888	608
Income tax and related interest (a)	433	212
Operating lease liabilities	110	105
Deferred revenue	110	103
Other	286	250
Total other liabilities and deferred revenue	$2,633	$2,083

__________

(a)	Includes tax and interest payable to affiliated companies of $294 million and $75 million at December 31, 2019 and March 31, 2020, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2019	March 31, 2020	2019	2020	2019	2020
Short-term debt
Unsecured debt
Floating rate demand notes	$6,545	$5,709
Commercial paper	3,560	2,867
Other short-term debt	2,731	2,754
Asset-backed debt (a)	881	1,094
Total short-term debt	13,717	12,424	2.8%	2.5%	2.8%	2.5%
Long-term debt
Unsecured debt
Notes payable within one year	15,062	17,137
Notes payable after one year	55,148	51,138
Asset-backed debt (a)
Notes payable within one year	23,609	21,736
Notes payable after one year	32,162	32,973
Unamortized (discount) / premium	7	6
Unamortized issuance costs	(214)	(207)
Fair value adjustments (b)	538	1,629
Total long-term debt	126,312	124,412	3.0%	2.9%	3.0%	2.9%
Total debt	$140,029	$136,836	2.9%	2.9%	3.0%	2.9%

Fair value of debt (c)	$141,678	$128,714

__________

(a)
Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

(b)	These adjustments relate to fair value hedges. The carrying value of hedged debt was $39.4 billion and $41.6 billion at December 31, 2019 and March 31, 2020, respectively.

(c)
The fair value of debt includes $12.8 billion and $11.3 billion of short-term debt at December 31, 2019 and March 31, 2020, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 10. OTHER INCOME / (LOSS), NET

Other income / (loss) consists of various line items that are combined on the income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income / (loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2019	2020
Gains / (Losses) on derivatives	$(178)	$(18)
Currency revaluation gains / (losses)	131	(61)
Interest and investment income	79	63
Other	27	4
Total other income / (loss), net	$59	$(12)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. As of January 1, 2020 we updated our reportable segments in our consolidated financial statements to align with our new management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: the United States and Canada, Europe and All Other. Our All Other segment includes China, India, Mexico, Brazil, Argentina, and our joint venture in South Africa. Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other.
Key financial information for our business segments for the periods ended or at March 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
First Quarter 2019 (b)
Total revenue	$2,711	$303	$180	$3,194	$—	$3,194
Income before income taxes	622	114	58	794	7	801
Other disclosures:
Depreciation on vehicles subject to operating leases	912	12	—	924	—	924
Interest expense	931	80	102	1,113	8	1,121
Provision for credit losses	40	5	(12)	33	—	33
Net finance receivables and net investment in operating leases (c)	121,735	27,066	6,473	155,274	(8,418)	146,856
Total assets	127,575	30,537	7,303	165,415	—	165,415

First Quarter 2020
Total revenue	$2,631	$281	$120	$3,032	$—	$3,032
Income before income taxes	22	17	7	46	(16)	30
Other disclosures:
Depreciation on vehicles subject to operating leases	1,039	13	—	1,052	—	1,052
Interest expense	845	90	65	1,000	(16)	984
Provision for credit losses	520	53	13	586	—	586
Net finance receivables and net investment in operating leases (c)	118,006	24,346	4,034	146,386	(8,610)	137,776
Total assets	123,917	27,604	5,295	156,816	—	156,816

__________

(a)
Finance receivables, net and Net investment in operating lease includes unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).

(b)	Comparative information has been updated to reflect the reportable segments as of January 1, 2020.

(c)	Excludes held-for-sale finance receivables.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We lease various land, buildings, and equipment under agreements that expire over various contractual periods ranging from less than one year to 31 years. Many of our leases contain one or more options to extend. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. The leased assets and liabilities are reported in Other assets and Other liabilities and deferred revenue, respectively, on our consolidated balance sheets.

Guarantees and Indemnifications

Guarantees and indemnifications are recorded at fair value at their inception. For financial guarantees, subsequent to initial recognition, the guarantee liability is adjusted at each reporting period to reflect the current estimate of expected payments resulting from possible default events over the remaining life of the guarantee. The probability of default is applied to the expected exposure at the time of default less recoveries to determine the expected payments. Factors to consider when estimating the probability of default include the obligor’s financial position, forecasted economic environment, historical loss rates, and other communications. For non-financial guarantees, we regularly review our performance risk under these arrangements, and in the event it becomes probable we will be required to perform under a guarantee or indemnity, the amount of probable payment is recorded.

The maximum potential payments under these guarantees and limited indemnities totaled $53 million and $126 million at December 31, 2019 and March 31, 2020, respectively. Of these values, $48 million and $51 million at December 31, 2019 and March 31, 2020, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2019 or March 31, 2020.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include, but are not limited to, matters arising out of governmental regulations; tax matters; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealer and other contractual relationships; personal injury matters; investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages in very large amounts, sanctions, assessments, or other relief, which, if granted, would require very large expenditures.

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

For nearly all matters where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE Bank plc (“FCE”) received a decision from the Italian Competition Authority, which included an assessment of a fine against FCE in the amount of €42 million (equivalent to $46 million at March 31, 2020).  On March 8, 2019, FCE appealed the decision and the fine, and a hearing has been scheduled for October 21, 2020. The ultimate resolution of the matter potentially taking several years.  While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and / or disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

The impact of the COVID-19 pandemic has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. The pandemic has resulted, and may continue to result, in significant economic disruption that has and may likely continue to adversely affect our business.

We have taken significant action to safeguard our employees, customers, and dealers. As of March 16, 2020, nearly 100% of our workforce (except China) is working remotely. Our remote work arrangements have been designed to allow for continued operation of business-critical functions, including originating and servicing customer contracts, financial reporting, and internal control. Processes and internal control reviews have been adapted to incorporate remote work arrangements using appropriate digital tools.

To help our existing customers, we implemented various programs including payment deferrals, due date changes, and lease-end extensions. From mid-March through April 26, for customers who requested assistance, we have granted payment extensions on approximately 10% of our global retail financing and operating lease contracts. We have also taken action to provide cash flow support to our dealers during this critical time. Additionally, the U.S. government has taken unprecedented actions to support the economy. Despite these actions, the impact of COVID-19 on our business is expected to be significant.

The predominant share of our business consists of financing Ford and Lincoln vehicles. On March 19, 2020, Ford suspended its manufacturing operations in North America, followed shortly afterwards with the suspension of its manufacturing operations in Europe and other regions, resulting in a severe decrease in production, which has a significant negative impact on our business. As a result of the restrictions described above and consumer reaction to COVID-19 in general, showroom traffic at dealers has dropped significantly and many dealers have temporarily ceased normal operations. While a move to online selling formats and attractive financing programs for new vehicle buyers is mitigating the impact, the overall impact is a significant decline in retail financing and lease originations.

A sustained decline in sales could have a significant adverse effect on dealer profitability and creditworthiness. The impact of stay-at-home orders has resulted in many businesses temporarily ceasing operations and unemployment rates have increased sharply. We expect the economic uncertainty and higher unemployment to result in higher defaults in our consumer portfolio. Additionally, prolonged unemployment is expected to have a negative impact on both new and used vehicle demand.

The majority of U.S. auction houses, at which we sell our off-lease and repossessed vehicles, have temporarily ceased physical operations; while used vehicles are available for purchase through online auction platforms, sales have slowed to minimal volume. We anticipate used vehicle prices to decrease and for short-term used vehicle supply to outweigh demand.

At the end of the first quarter, our liquidity was $28 billion, $3 billion above our target of about $25 billion, which was established to withstand a severe stress funding environment. While COVID-19 has created significant volatility in the global economy and credit markets, lower originations as a result of COVID-19 are projected to decrease the size of the balance sheet and our funding requirements in 2020. We expect to increase ABS mix and prudently issue unsecured debt; however even without any incremental unsecured debt issuance in 2020, we expect to maintain liquidity around our target level for the rest of the year. For additional information refer to the Funding and Liquidity section.

The full impact of the COVID-19 pandemic on our full year financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, dealers, and suppliers, how quickly normal economic conditions resume, Ford’s operations, customer demand for Ford’s products, the rate at which the financing of new and used vehicles return to pre-COVID-19 levels, and the risk of recessionary conditions in key markets due to the effects of the pandemic. Accordingly, the ultimate impact on Ford Credit cannot be determined at this time. Nevertheless, despite the uncertainty of the COVID-19 situation, we expect our full year 2020 results of operations to be adversely affected. Additional information on the impact and potential impact of COVID-19 on Ford Credit is available under Item 1A. Risk Factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Definitions and Information Regarding Causal Factors

In general, we measure year-over-year changes in EBT using the causal factors listed below:

•	Volume and Mix – Volume and Mix are primarily reflected within Net financing margin on the income statements.

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

◦	Mix primarily measures changes in net financing margin driven by period-over-period changes in the composition of our average managed receivables by product within each region.

•	Financing Margin – Financing Margin is reflected within Net financing margin on the income statements.

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

•	Credit Loss – Credit Loss is reflected within Provision for credit losses on the income statements.

◦
Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses.

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the Critical Accounting Estimates section.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statements.

◦
Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. Depreciation on vehicles subject to operating leases reflects early termination losses on operating leases due to customer default events for all periods presented. For additional information, refer to the “Critical Accounting Estimates” section of Item 7 of Part II of our 2019 Form 10-K Report.

•	Exchange – Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars.

•	Other – Primarily includes Operating expenses, Other revenue, Insurance expenses, and Other income / (Loss), net on the income statements at prior period exchange rates.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, other income / (loss) changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

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

•	Earnings Before Taxes (“EBT”) – Reflects Income before income taxes as reported on Ford Credit’s income statements.

•	Return on Equity (“ROE”) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period.

•	Securitization Cash (as shown in the Liquidity table) – Cash held for the benefit of the securitization investors (for example, a reserve fund).

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

•
Total Net Receivables (as shown in the Key Metrics and Financial Condition tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors.

•
Unallocated Other (as shown in the Segment Results table) – Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Key Metrics

	First Quarter
GAAP Financial Measures	2019	2020	H / (L)
Total Net Receivables (billions)	$147	$138	(6)%
Loss-to-Receivables (bps) (a)	55	62	7
Auction Values (b)	$18,445	$18,630	1%
EBT (millions)	$801	$30	$(771)
ROE	16%	0.6%	(15.4) ppts

Other Balance Sheet Metrics
Debt (billions)	$143	$137	(4)%
Net Liquidity (billions)	$31	$28	(10)%
Financial Statement Leverage (to 1)	9.6	10.1	0.5
__________

(a)	U.S. Retail financing

(b)	U.S. 36-month off-lease first quarter auction values at 1Q 2020 mix

Non-GAAP Financial Measures	March 31, 2019	March 31, 2020	H / (L)
Managed Receivables (billions) (a)	$155	$146	(6)%
Managed Leverage (to 1) (b)	8.8	9.2	0.4
__________

(a)	See “Financial Condition” section for reconciliation to GAAP

(b)	See “Leverage” section for reconciliation to GAAP

In the first quarter of 2020, EBT was $30 million, $771 million lower than a year ago. ROE was 0.6%, 15.4 percentage points lower compared with a year ago as a result of lower EBT. Net receivables were $9 billion lower than a year ago, a 6 percent decline. The loss-to-receivables ratio remained at a low level in the first quarter; at 0.62% it was 7 basis points higher compared with a year ago. U.S. auction values were 1% higher than a year ago, slightly better than our expectations.

We remain an important source of support for customers and dealers during this crisis. Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. This means we generate liquidity as our balance sheet size declines because of lower Ford volume. Managed receivables of $146 billion at quarter end were $9 billion lower year-over-year and $5 billion lower than December 31, 2019. At the end of the first quarter, we had $28 billion in liquidity, which is above target, and we have access to diverse funding sources to continue providing financing in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Quarter 2020 Compared with First Quarter 2019

The following table shows the factors that contributed to the first quarter EBT (in millions):

Change in EBT by Causal Factor
First Quarter 2019 EBT	$801
Volume / Mix	(48)
Financing Margin	32
Credit Loss	(554)
Lease Residual	(146)
Exchange	(4)
Other	(51)
First Quarter 2020 EBT	$30

Our first quarter 2020 EBT was $30 million, $771 million lower than a year ago, driven by about $600 million for credit loss reserve increases, lower values of off-lease vehicles awaiting sale, and anticipated lease defaults. In total, the impact of COVID-19 deteriorated first quarter 2020 EBT by about $700 million. In addition to the $600 million previously discussed, the remaining $100 million of COVID-19 impact was primarily driven by unfavorable performance in market valuation adjustments to derivatives as a result of interest rate declines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Segment Results

As of January 1, 2020 we have updated our reportable segments in our consolidated financial statements to align with our new management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: United States and Canada, Europe, and All Other. Items excluded in assessing segment performance, because they are managed at the corporate level, are reflected in Unallocated Other. Results of operations by segment and Unallocated Other for the periods ended March 31 are shown below (in millions):

	First Quarter
	2019	2020	H / (L)
Results
U.S. and Canada segment	$622	$22	$(600)
Europe segment	114	17	(97)
All Other segment	58	7	(51)
Total segments earnings before taxes	$794	$46	$(748)
Unallocated other	7	(16)	(23)
Earnings before taxes	$801	$30	$(771)
Provision for / (Benefit from) income taxes	198	9	(189)
Net Income	$603	$21	$(582)

For additional information, see Note 11 of our Notes to the Financial Statements.

U.S. and Canada segment

The U.S. and Canada segment first quarter 2020 EBT of $22 million was $600 million lower compared with first quarter 2019, explained primarily by credit loss reserve increases and higher depreciation on off-lease vehicles awaiting sale and anticipated operating lease defaults, reflecting estimates of the impact of COVID-19 in future periods, slightly offset by favorable borrowing cost.

Europe segment

The Europe segment first quarter 2020 EBT of $17 million was $97 million lower compared with first quarter 2019, explained primarily by credit loss reserve increases reflecting estimates of the impact of COVID-19 in future periods and year over year changes associated with restructuring the European business.

All Other segment

The All Other segment first quarter 2020 EBT of $7 million was $51 million lower compared with first quarter 2019, explained primarily by unfavorable credit loss performance and unfavorable volume resulting from lower average managed receivables.

Unallocated Other

Unallocated Other was a $16 million loss for first quarter 2020, a $23 million deterioration compared with first quarter 2019, reflecting unfavorable performance in market valuation adjustments to derivatives driven by lower interest rates as the result of COVID-19.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	First Quarter
	2019	2020
Share of Ford and Lincoln Sales (a)
United States	50%	56%
Canada	67	63
U.K.	37	44
Germany	50	44
China	33	34

Wholesale Share
United States	76%	74%
Canada	57	55
U.K.	100	100
Germany	93	93
China	59	51

Contract Placement Volume - New and Used (000)
United States	200	205
Canada	30	23
U.K	41	30
Germany	42	29
China	26	16
__________

(a)	United States and Canada exclude Fleet sales, other markets include Fleet

In the first quarter of 2020, U.S. contract placement volumes were up compared with a year ago, reflecting increased share, as the result of Ford marketing programs. Outside the U.S., contract placement volumes were lower due to a combination of lower share as well as lower Ford sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2019	December 31, 2019	March 31, 2020
Net Receivables
U.S. and Canada Segment
Consumer financing	$54.7	$55.4	$52.8
Non-Consumer financing	32.5	29.4	30.6
Net investment in operating leases	27.1	27.3	26.8
Total U.S. and Canada Segment	$114.3	$112.1	$110.2

Europe Segment
Consumer financing	$15.6	$14.8	$14.2
Non-Consumer financing	10.3	9.8	9.3
Net investment in operating leases	0.5	0.4	0.2
Total Europe Segment	$26.4	$25.0	$23.7

All Other Segment
Consumer financing	$4.2	$3.3	$2.8
Non-Consumer financing	2.0	1.6	1.1
Net investment in operating leases	—	—	—
Total Other Segment	$6.2	$4.9	$3.9

Total net receivables	$146.9	$142.0	$137.8

Managed Receivables
Total net receivables (GAAP)	$146.9	$142.0	$137.8
Held-for-sale receivables (GAAP)	—	1.5	—
Unearned interest supplements and residual support	6.8	6.7	6.3
Allowance for credit losses	0.5	0.5	1.2
Other, primarily accumulated supplemental depreciation	1.1	1.0	1.1
Total managed receivables (Non-GAAP)	$155.3	$151.7	$146.4

U.S. and Canada Segment Lease Mix
SUV / CUV	57%	56%	58%
Truck	28	27	31
Car	15	17	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

At March 31, 2019, December 31, 2019, and March 31, 2020, total net receivables includes consumer receivables before allowance for credit losses of $43.2 billion, $38.3 billion, and $37.0 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.3 billion, $26.8 billion, and $25.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2019, December 31, 2019, and March 31, 2020, total net receivables includes net investment in operating leases of $16.0 billion, $14.9 billion, and $14.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2019 Form 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended March 31, 2020.
Net receivables at March 31, 2020 were $9 billion lower compared with March 31, 2019 and $4 billion lower compared with December 31, 2019, reflecting lower Ford sales. We expect net receivables to continue to decline in subsequent quarters due to the impact of COVID-19 on vehicle sales.
Our operating lease portfolio was 20% of total net receivables at March 31, 2020. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We manage the credit risk of our consumer (retail financing) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the expected credit losses inherent in our finance receivables for the lifetime of those receivables as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section below.

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

In purchasing retail financing contracts, we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations. While FICO is a part of our scoring system, our models enable us to more effectively determine the probability that a customer will pay than using credit scores alone. When we originate business, our models project expected losses and we price accordingly. We ensure the business fits our risk appetite. For additional information on the quality of our receivables, and COVID-19 impacts, see Note 4 of our Notes to the Financial Statements.

U.S. Origination Metrics

The following table shows U.S. retail financing and operating lease average placement FICO and higher risk portfolio mix metrics. Also shown are extended term mix and U.S. retail financing average placement terms.

	First Quarter
	2019	2020
Origination Metrics
Average placement FICO	741	739
Higher risk portfolio mix	6%	6%
Greater than or equal to 84 months placement mix	5%	7%
Average placement term (months)	65	66

Our first quarter 2020 average placement FICO score was similar compared with the same period a year ago. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 6% of our portfolio and has been stable for over 10 years.

Our average retail financing placement term increased by one month, to sixty-six months from sixty-five months when compared with a year ago, while retail financing contracts of 84 months and longer increased by 2 percentage points when compared with a year ago as a result of our 84-month “Built to Lend a Hand” campaign. Ford Credit remains focused on managing the trade cycle - building customer relationships and loyalty while offering financing products and terms customers want. Ford Credit origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the U.S. retail financing business, which comprised 63% of our worldwide consumer finance receivables at March 31, 2020.

	First Quarter
	2019	2020
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.13%	0.16%
Repossessions (000)	7	7
Repossession ratio	1.24%	1.24%
Loss severity (000) (a)	$10.9	$11.4
Charge-offs (millions)	$65	$73
LTR ratio (b)	0.55%	0.62%
__________

(a)	The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle
(b) Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average finance receivables

Delinquencies and charge-offs remained at low levels in the quarter. Compared with a year ago, first quarter delinquencies were up, the repossession rate was flat, and severity was slightly higher. Our first quarter 2020 charge-offs and LTR ratio were up compared with a year ago.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	First Quarter
	2019	2020
Charge-offs (millions)	$109	$101
LTR ratio	0.36%	0.35%
Credit loss reserve (millions)	$513	$1,231
Reserve as percent of EOP Managed Receivables	0.42%	1.07%

The following table shows the factors that contributed to the credit loss reserve adjustment (in millions):

Change in Credit Loss Reserve by Causal Factor
Balance at December 31, 2019	$513
Current Expected Credit Losses Adoption	252
Balance at January 1, 2020	765
COVID-19 Impact	486
Other	(20)
Balance at March 31, 2020	$1,231

Our worldwide charge-offs and LTR ratio were both lower than a year ago. The improvement primarily reflects the non-recurrence of a non-consumer loss recognized in the first quarter of 2019. Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking economic scenarios. The credit loss reserve and the reserve as a percent of managed receivables were both higher than a year ago, primarily reflecting a $252 million increase to account for the Current Expected Credit Losses (“CECL”) adoption, and a $486 million reserve increase driven by a higher probability of default reflecting an increase in unemployment outlook as a result of COVID-19. See Note 4 of our Notes to the Financial Statements for more information.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2019 Form 10-K Report.

U.S. Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our U.S. operating lease portfolio, which represents 88% of our total net investment in operating leases at March 31, 2020.

	First Quarter
	2019	2020
Lease Share of Retail Sales
Ford Credit	23%	22%
Industry (a)	31%	31%

Placement Volume (000)
24-Month	9	11
36-Month	48	38
39-Month / Other	26	21
Total	83	70

Residual Performance
Return rates	80%	76%
Return volume (000)	74	67
Off-lease auction values (b)	$18,445	$18,630
__________

(a)	Source: J.D. Power PIN

(b)	36-month off-lease auction values; quarterly amounts at 1Q 2020 mix

Ford Credit’s U.S. operating lease share of retail sales in the first quarter of 2020 was lower compared with a year ago and remains well below the industry average, reflecting the Ford sales mix. Our first quarter 2020 lease placement volume was down compared with a year ago, reflecting lower Ford sales.

Lease return volume and return rate in the first quarter of 2020 were down from a year ago. Our first quarter 2020 off-lease auction values performed better than expected, up 1% year-over-year and up 2% compared with fourth quarter 2019. Presently, most auctions have temporarily suspended their physical operations, however some continue to conduct digital sales through online auctions.  As the vehicle auctions re-open, we expect market prices to be disrupted for some period, and it is difficult to say to what extent or for how many months.  However, we fully expect used vehicle markets to normalize over time.  We now expect full-year 2020 off-lease 36-month auction values to be down more than the 5% that was forecasted in February.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk (Continued)

We evaluate the carrying value of held-and-used long-lived asset groups (such as vehicles subject to operating leases) for potential impairment when we determine a triggering event has occurred.  When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the asset group.  If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.  For the first quarter of 2020, we considered the economic slowdown resulting from COVID-19 and determined a triggering event has not occurred.  For the periods presented, we have not recorded any impairment charges.

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

The following rating actions were taken by these NRSROs since the filing of our 2019 Form 10-K Report:

•	On March 23, 2020, Fitch downgraded the credit ratings for Ford Credit (to BBB- from BBB) and maintained a negative outlook.

•	On March 25, 2020, Moody’s downgraded the credit ratings for Ford Credit (to Ba2 from Ba1) and placed the ratings under review for downgrade (prior outlook was stable).

•	On March 25, 2020, S&P downgraded the credit ratings for Ford Credit (to BB+ from BBB-) and placed the ratings on CreditWatch with negative implications (prior outlook was stable).

•	On March 27, 2020, DBRS placed all its rated automotive issuers under review with negative implications (prior outlook was negative).

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB	R-2M	Under review with negative implications	BBB (low)
Fitch	BBB-	F3	Negative	BBB-
Moody’s	Ba2	NP	Under review for downgrade	Baa3
S&P	BB+	B	CreditWatch with negative implications	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity

We ended the first quarter of 2020 with $28 billion in liquidity, exceeding our target of about $25 billion. Our target liquidity was established to withstand a severe stress funding environment. During the first quarter of 2020, we completed $6 billion of public funding. Lower expected originations as a result of COVID-19 are projected to decrease the size of the balance sheet and reduce our funding requirements in 2020. We expect to increase ABS mix and prudently issue unsecured debt; however, even without any incremental unsecured issuance in 2020, we expect to maintain liquidity around our target level for the rest of the year.

Key elements of our funding strategy include:

•Maintain liquidity around $25 billion; continue to renew and expand committed ABS capacity;
•Continue to leverage public market issuance;
•Assets and committed capacity available to increase ABS mix as needed;
•Continue to target managed leverage of 8:1 to 9:1; and
•Maintain self-liquidating balance sheet.

Our liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet our business and funding requirements. We regularly stress test our balance sheet and liquidity to ensure that we continue to meet our financial obligations through economic cycles.

The following table shows funding for our managed receivables (in billions):

Funding Structure	March 31, 2019	December 31, 2019	March 31, 2020
Term Debt (incl. Bank Borrowings)	$73	$73	$72
Term Asset-Backed Securities	60	57	56
Commercial Paper	4	4	3
Ford Interest Advantage / Deposits	6	7	6
Other	10	9	6
Equity	15	14	14
Adjustments for Cash	(13)	(12)	(11)
Total Managed Receivables (a)	$155	$152	$146

Securitized Funding as a percent of Managed Receivables	38%	38%	38%
__________

(a)	Reconciliation to GAAP provided in the Financial Condition section

Managed receivables of $146 billion as of March 31, 2020, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 38% at the end of the first quarter. We expect this to increase modestly by the end of the year. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following table shows our issuances for full year 2018 and 2019, planned issuances for full year 2020, and our global public term funding issuances through April 27, 2020, excluding short-term funding programs (in billions):

	2018 Actual	2019 Actual	2020 Forecast	Through April 27
Unsecured	$13	$17	$ 3 - 8	$3
Securitizations	14	14	9 - 14	3
Total public	$27	$31	$ 12 - 22	$6

For 2020, we now project full year public term funding in the range of $12 billion to $22 billion. This is lower than previously estimated because the impact of COVID-19 has resulted in lower originations, which, in turn, leads to a smaller balance sheet and reduced funding requirements in 2020.

Through April 27, 2020, we have completed $6 billion of public term issuances.

Liquidity

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) and committed capacity (which includes our credit and asset-backed facilities and bank lines), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash and cash equivalents required to support securitization transactions. Net liquidity available for use is defined as gross liquidity less certain adjustments as described below. While not included in available liquidity, these adjustments represent additional funding sources for future originations.

The following table shows our liquidity sources and utilization (in billions):

	March 31, 2019	December 31, 2019	March 31, 2020
Liquidity Sources
Cash	$12.8	$11.7	$11.3
Committed asset-backed facilities	35.2	36.6	35.9
Other unsecured credit facilities	3.3	3.0	2.8
Ford corporate credit facility allocation	3.0	3.0	—
Total liquidity sources	$54.3	$54.3	$50.0

Utilization of Liquidity
Securitization cash	$(3.3)	$(3.5)	$(2.9)
Committed asset-backed facilities	(19.8)	(17.3)	(18.6)
Other unsecured credit facilities	(0.6)	(0.8)	(0.5)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(23.7)	$(21.6)	$(22.0)

Gross liquidity	$30.6	$32.7	$28.0
Adjustments (a)	0.4	0.4	0.3
Net liquidity available for use	$31.0	$33.1	$28.3
__________

(a)
Includes asset-backed capacity in excess of eligible receivables and cash related to the Ford Credit Revolving Extended Variable-utilization program (“FordREV”), which can be accessed through future sales of receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. We continue to target liquidity of about $25 billion and expect to remain around our targeted liquidity through 2020 as the balance sheet shrinks as a result of an expected decline in retail and lease originations due to COVID-19.

At March 31, 2020, our net liquidity available for use was $28.3 billion, $4.8 billion lower than year-end 2019. Our sources of liquidity include cash, committed asset-backed facilities, and unsecured credit facilities. At March 31, 2020, our liquidity sources including cash totaled $50.0 billion, down $4.3 billion from year-end 2019, primarily reflecting our reallocation of $3 billion of commitments under the Ford corporate credit facility to Ford as described in our Current Report on Form 8-K dated March 19, 2020.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2020, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $11.3 billion, compared with $11.7 billion at year-end 2019.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.5 billion and $2.9 billion at December 31, 2019 and March 31, 2020, respectively.

Committed Capacity. At March 31, 2020, our committed capacity totaled $38.7 billion, compared with $42.6 billion at December 31, 2019. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $35.9 billion ($18.7 billion of retail financing, $5.4 billion of wholesale financing, and $11.8 billion of operating leases) at March 31, 2020. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $13.1 billion having maturities within the next twelve months and the remaining balance having maturities through first quarter 2022. We were able to successfully renew committed facilities as needed in the first quarter of 2020.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2020, $18.6 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

Unsecured Credit Facilities. At March 31, 2020, we and our majority-owned subsidiaries had $2.8 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Agreement. At March 31, 2020, $2.2 billion was available for use.

FCE’s £745 million (equivalent to $920.1 million at March 31, 2020) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank GmbH’s €240 million (equivalent to $262.9 million at March 31, 2020) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2022.  At March 31, 2020, all £745 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

Balance Sheet Liquidity Profile

We define our balance sheet liquidity profile as the cumulative maturities, including the impact of expected prepayments and allowance for credit losses, of our finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases, and cash. We ensure our cumulative debt maturities have a longer tenor than our cumulative asset maturities. This positive maturity profile is intended to provide additional liquidity after all of our assets have been funded and is in addition to our liquidity stress test.

The following table shows our cumulative maturities for Assets and Total debt for the periods presented and Unsecured Long-Term Debt Maturities in the individual periods presented (in billions):

	April - December 2020	2021	2022	2023 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$72	$116	$139	$155
Total debt (b)	50	83	102	135
Memo: Unsecured Long-Term Debt Maturities	11	17	13	28
__________

(a)
Includes gross finance receivables less the allowance for credit losses, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excluding amounts related to insurance activities). Amounts shown include the impact of expected prepayments.

(b)	Excludes unamortized debt (discount) / premium, unamortized issuance costs, and fair value adjustments.

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. Maturities of finance receivables and investment in operating leases in the table above include expected prepayments for our retail installment sale contracts and investment in operating leases. The table above also reflects adjustments to debt maturities to match the asset-backed debt maturities with the underlying asset maturities. All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond first quarter 2021. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. For additional information on finance receivables, investment in operating leases, and debt. See Notes 4, 5 and 9 of our Notes to the Financial Statements for additional information.

Funding and Liquidity Risks

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets (such as from the impact of COVID-19), and the effects of regulatory changes on the financial markets. Refer to the “Funding and Liquidity Risks” section of Item 7 of Part II of our 2019 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage and managed leverage (in billions):

	March 31, 2019	December 31, 2019	March 31, 2020
Leverage Calculation
Debt	$142.9	$140.0	$136.8
Adjustments for cash	(12.8)	(11.7)	(11.3)
Adjustments for derivative accounting	(0.1)	(0.5)	(1.6)
Total adjusted debt	$130.0	$127.8	$123.9

Equity	$14.9	$14.3	$13.5
Adjustments for derivative accounting	(0.2)	—	—
Total adjusted equity	$14.7	$14.3	$13.5

Financial statement leverage (to 1) (GAAP)	9.6	9.8	10.1
Managed leverage (to 1) (Non-GAAP)	8.8	8.9	9.2

We plan our managed leverage by considering market conditions and the risk characteristics of our business. At March 31, 2020, our financial statement leverage was 10.1:1, and managed leverage was 9.2:1. We target managed leverage in the range of 8:1 to 9:1, and expect our managed leverage to return to our target range later in 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cautionary Note on Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including without limitation:

•	Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19;

•	Ford’s long-term competitiveness depends on the successful execution of global redesign and fitness actions;

•	Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;

•	Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies;

•	Operational systems, security systems, and vehicles could be affected by cyber incidents;

•	Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, or other factors;

•	Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;

•	Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness;

•	Ford’s new and existing products and mobility services are subject to market acceptance;

•	Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;

•	With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs and Brexit;

•	Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event;

•	Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors;

•	Fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of our investments can have a significant effect on results;

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2019 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

As a result of the January 1, 2020 adoption of the CECL standard (ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments), we are updating the Critical Accounting Estimate disclosure in our 2019 Form 10-K Report as follows:

Allowance for Credit Losses

The allowance for credit losses represents our estimate of the expected lifetime credit losses inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Changes in our assumptions affect Provision for credit losses on our income statements and the allowance for credit losses contained within Total Finance receivables, net on our balance sheets. For additional information regarding our allowance for credit losses, see Note 4 of our Notes to the Financial Statements.

Assumptions Used. Our allowance for credit losses is based on our assumptions regarding:

•
Probability of default. The expected probability of payment and time to default which include assumptions about macroeconomic factors and recent performance. Macroeconomic factors used in our models are country specific.

•	Loss given default. The percentage of the expected balance due at default that is not recoverable. The loss given default takes into account the expected collateral value and future recoveries.

Sensitivity Analysis. Changes in the assumptions used to derive probability of default and loss given default would affect the allowance for credit losses. The effect of the indicated increase / decrease in the assumptions for our U.S. Ford and Lincoln brand retail financing is as follows (in millions):

Assumption	Basis Point Change	Increase / (Decrease)
Probability of default (lifetime)	+ / - 100	$200 / (200)
Loss given default	+ / - 100	$20 / (20)

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”), which are not expected to have a material impact to our financial statements or financial statement disclosures. For additional information, see Note 2 of our Notes to the Financial Statements.

ASU		Effective Date (a)
2020-04	Facilitation of the Effects of Reference Rate Reform on Financial Reporting	April 1, 2020
2019-12	Simplifying the Accounting for Income Taxes	January 1, 2021
__________

(a)	Early adoption for each of the standards is permitted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2019 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2020, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $3 million over the next 12 months, compared with a decrease of $26 million at December 31, 2019. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2020, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.

The following risk factor supplements the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the risk factors described in our 2019 Form 10-K Report:

Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.  Ford and Ford Credit face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the deadly global outbreak of COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

Consistent with the actions taken by governmental authorities, in late March 2020, Ford idled its manufacturing operations in regions around the world other than China, where manufacturing operations were suspended in January and February before beginning to resume operations in March. Ford believes the phased restart of its manufacturing plants, supply network, and other dependent functions is probable of commencing in the second quarter of 2020. Ford’s automotive operations will generally not realize revenue while its manufacturing operations are suspended, but it will continue to incur operating and non-operating expenses. Any decisions on resumptions will be made in cooperation with local unions, suppliers, dealers, and other stakeholders. A continued significant disruption to Ford’s production schedule will have a substantial adverse effect on its financial condition, liquidity, and results of operations.

The economic slowdown attributable to COVID-19 has led to a global decrease in vehicle sales in markets around the world. As described in more detail under “Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, a sustained decline in vehicle sales would have a substantial adverse effect on Ford’s financial condition, results of operations, and cash flow. Moreover, as a result of the restrictions described above and consumers’ reaction to COVID-19 in general, showroom traffic at dealers has dropped significantly and many dealers have temporarily ceased normal operations, thereby reducing the demand for Ford’s products and leading dealers to purchase fewer vehicles from Ford, as well as a reduction in parts and accessories sales. At the same time, despite the decrease in revenue, Ford’s production trade payables continue to come due through early May, resulting in a deterioration of its cash flow. The extent and duration of the deterioration is uncertain at this time.

The predominant share of Ford Credit’s business consists of financing Ford and Lincoln vehicles. Ford’s suspension of manufacturing operations, the significant decline in dealer showroom traffic, and the reduction of operations at many dealers has resulted in a significant decline in Ford Credit’s retail financing and lease originations, and a sustained decline in sales could have a significant adverse effect on dealer profitability and creditworthiness. Further, COVID-19 has had a significant negative impact on many businesses and unemployment rates have increased sharply. Ford Credit expects the economic uncertainty and higher unemployment to result in higher defaults in its consumer portfolio, and prolonged unemployment is expected to have a negative impact on both new and used vehicle demand.

The global economic slowdown and stay-at-home orders enacted across the United States have disrupted auction activity in many locations, which may adversely impact, or cause delays in realizing, the resale value for off-lease and repossessed vehicles. For more information about the impact of higher credit losses and lower residual values on Ford Credit’s business, see “Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A. Risk Factors. (Continued)

As described in more detail under “Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, the volatility created by COVID-19 has adversely affected Ford Credit’s access to the debt and securitization markets and its cost of funding.

The full impact of the COVID-19 pandemic on Ford and Ford Credit’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on customers, dealers, and suppliers, how quickly normal economic conditions, operations, and the demand for Ford’s products can resume, and whether the pandemic leads to recessionary conditions in any of Ford’s key markets. For example, fully ramping up Ford’s production schedule to prior levels may take several months and will depend, in part, on whether Ford’s suppliers and dealers have resumed normal operations. Further, government-sponsored liquidity or stimulus programs in response to the COVID-19 pandemic may not be available to Ford or Ford Credit or their customers, suppliers, or dealers, and if available, may nevertheless be insufficient to address the impacts of COVID-19. Moreover, Ford’s supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations. Accordingly, the ultimate impact on Ford and Ford Credit’s financial condition and results of operations cannot be determined at this time. Nevertheless, despite the uncertainty of the COVID-19 situation, Ford and Ford Credit expect their full year 2020 results of operations to be adversely affected.

The COVID-19 pandemic may also exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, Ford’s competitiveness, demand or market acceptance for its products, and shifting consumer preferences.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	April 28, 2020