Form 10-Q
period 2020-06-30
FORD MOTOR CREDIT CO LLC
filed 2020-07-31
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

Exhibit Index begins on page 49

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended June 30,
	2019	2020	2019	2020
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,472	$1,401	$2,949	$2,860
Retail financing	987	941	1,971	1,917
Dealer financing	596	341	1,204	826
Other financing	26	27	50	49
Total financing revenue	3,081	2,710	6,174	5,652
Depreciation on vehicles subject to operating leases	(894)	(990)	(1,818)	(2,042)
Interest expense	(1,114)	(839)	(2,235)	(1,823)
Net financing margin	1,073	881	2,121	1,787
Other revenue
Insurance premiums earned	46	34	93	81
Fee based revenue and other	61	49	115	92
Total financing margin and other revenue	1,180	964	2,329	1,960
Expenses
Operating expenses	350	305	714	667
Provision for credit losses (Note 4)	63	93	96	679
Insurance expenses	60	60	70	66
Total expenses	473	458	880	1,412

Other income / (loss), net (Note 10)	124	37	183	25

Income before income taxes	831	543	1,632	573
Provision for / (Benefit from) income taxes	218	136	416	145
Net income	$613	$407	$1,216	$428

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2019	2020	2019	2020
	Second Quarter		First Half
	(unaudited)
Net income	$613	$407	$1,216	$428
Other comprehensive income / (loss), net of tax
Foreign currency translation	8	87	28	(261)
Comprehensive income / (loss)	$621	$494	$1,244	$167

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2019	June 30, 2020
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,067	$12,838
Marketable securities (Note 3)	3,296	5,036
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	106,131	96,418
Finance leases	8,186	7,500
Total finance receivables, net of allowance for credit losses of $513 and $1,285 (Note 4)	114,317	103,918
Net investment in operating leases (Note 5)	27,659	26,385
Notes and accounts receivable from affiliated companies	863	874
Derivative financial instruments (Note 7)	1,128	2,640
Assets held-for-sale (Note 1 and Note 4)	1,698	50
Other assets (Note 8)	3,398	3,535
Total assets	$161,426	$155,276

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,002	$1,059
Affiliated companies	421	542
Total accounts payable	1,423	1,601
Debt (Note 9)	140,029	135,267
Deferred income taxes	2,593	1,804
Derivative financial instruments (Note 7)	356	668
Liabilities held-for-sale (Note 1)	45	—
Other liabilities and deferred revenue (Note 8)	2,633	2,174
Total liabilities	147,079	141,514

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss)	(785)	(1,046)
Retained earnings	9,905	9,581
Total shareholder’s interest	14,347	13,762
Total liabilities and shareholder’s interest	$161,426	$155,276

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2019	June 30, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$3,202	$3,204
Finance receivables, net	58,478	49,806
Net investment in operating leases	14,883	14,462
Derivative financial instruments	12	1
LIABILITIES
Debt	$50,865	$45,908
Derivative financial instruments	19	94

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2018	$5,227	$(829)	$10,577	$14,975
Net income	—	—	603	603
Other comprehensive income / (loss), net of tax	—	20	—	20
Distributions declared	—	—	(675)	(675)
Balance at March 31, 2019	$5,227	$(809)	$10,505	$14,923

Net income	$—	$—	$613	$613
Other comprehensive income / (loss), net of tax	—	8	—	8
Distributions declared	—	—	(650)	(650)
Balance at June 30, 2019	$5,227	$(801)	$10,468	$14,894

Balance at December 31, 2019	$5,227	$(785)	$9,905	$14,347
Net income	—	—	21	21
Other comprehensive income / (loss), net of tax	—	(348)	—	(348)
Adoption of accounting standard (Note 2)	—	—	(202)	(202)
Distributions declared	—	—	(275)	(275)
Balance at March 31, 2020	$5,227	$(1,133)	$9,449	$13,543

Net income	$—	$—	$407	$407
Other comprehensive income / (loss), net of tax	—	87	—	87
Distributions declared	—	—	(275)	(275)
Balance at June 30, 2020	$5,227	$(1,046)	$9,581	$13,762

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2019	2020
	First Half
	(unaudited)
Cash flows from operating activities
Net Income	$1,216	$428
Adjustments to reconcile net income to net cash provided in operations
Provision for credit losses	96	679
Depreciation and amortization	2,214	2,436
Amortization of upfront interest supplements	(1,062)	(1,048)
Net change in finance receivables held-for-sale	—	(74)
Net change in deferred income taxes	82	(692)
Net change in other assets	(211)	(27)
Net change in other liabilities	571	(243)
All other operating activities	3	31
Net cash provided by / (used in) operating activities	$2,909	$1,490

Cash flows from investing activities
Purchases of finance receivables	(17,770)	(20,424)
Principal collections of finance receivables	20,888	19,377
Purchases of operating lease vehicles	(6,500)	(5,063)
Proceeds from termination of operating lease vehicles	4,734	4,022
Net change in wholesale receivables and other short-duration receivables	896	9,953
Proceeds from sale of business	—	1,340
Purchases of marketable securities	(2,099)	(4,139)
Proceeds from sales and maturities of marketable securities	1,183	2,425
Settlements of derivatives	23	37
All other investing activities	(24)	(31)
Net cash provided by / (used in) investing activities	1,331	7,497

Cash flows from financing activities
Proceeds from issuances of long-term debt	24,983	20,146
Principal payments on long-term debt	(24,298)	(22,965)
Change in short-term debt, net	(565)	(1,668)
Cash distributions to parent	(1,325)	(550)
All other financing activities	(64)	(41)
Net cash provided by / (used in) financing activities	(1,269)	(5,078)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	(174)

Net increase / (decrease) in cash, cash equivalents and restricted cash	$2,995	$3,735

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$9,747	$9,268
Net increase / (decrease) in cash, cash equivalents and restricted cash	2,995	3,735
Cash, cash equivalents and restricted cash at end of period (Note 3)	$12,742	$13,003

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Current Report on Form 8-K filed April 29, 2020 (“April 29, 2020 Form 8-K Report). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). We reclassify certain prior period amounts in our consolidated financial statements to conform to current year presentation.

Global Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures.  Since then, extraordinary actions were taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although restrictions have been eased in many locations, some areas that had previously eased restrictions have reverted to more stringent limitations on daily activities.

Consistent with the actions taken by governmental authorities, as of late March 2020, nearly all of our employees, other than in China, began working remotely in order to reduce the spread of COVID-19. As of June 2020, nearly all of our employees continue to work remotely. Our remote work arrangements have been designed to allow for continued operation of business functions, including originating and servicing customer contracts, financial reporting, and internal control.

Our results include adjustments due to the impact of COVID-19, the most significant of which were a charge to the provision for credit losses of $46 million and $532 million during the second quarter and first half of 2020, respectively, and a gain (decrease) of $40 million and a charge (increase) of $14 million to depreciation expense during the second quarter and first half of 2020, respectively, for lower of cost or market adjustments related to our operating lease vehicles awaiting sale at auction.  Our assessments of the effect of COVID-19 on our financial statements, including estimates, are based on a variety of factors and are subject to many uncertainties. See Notes 4 and 8 for additional information.

The impact of the COVID-19 pandemic on our full year financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, dealers, and suppliers, and the rate at which economic conditions return to pre-COVID-19 levels.

Restructuring Actions

Beginning in the fourth quarter of 2019, we determined that it was not probable that we would hold certain assets and liabilities for more than the following twelve months, and these assets and liabilities were reported as held-for-sale.  The total value of our Assets held-for-sale presented at fair value at December 31, 2019 and June 30, 2020 were $1,698 million and $50 million, respectively, and Liabilities held-for-sale presented at fair value at December 31, 2019 and June 30, 2020 were $45 million and $0 million, respectively.

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

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.
On April 1, 2020, we adopted the new standard, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR), if certain criteria are met. As of June 30, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period and do not expect the standard to have a material impact on our consolidated financial statements.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

	Fair Value Level	December 31, 2019	June 30, 2020
Cash and cash equivalents
U.S. government	1	$—	$1,568
U.S. government and agencies	2	—	825
Non-U.S. government and agencies	2	350	1,352
Corporate debt	2	604	992
Total marketable securities classified as cash equivalents		954	4,737
Cash, time deposits and money market funds		8,113	8,101
Total cash and cash equivalents		$9,067	$12,838

Marketable securities
U.S. government	1	$195	$1,924
U.S. government and agencies	2	210	410
Non-U.S. government and agencies	2	2,408	2,215
Corporate debt	2	193	223
Other marketable securities	2	290	264
Total marketable securities		$3,296	$5,036

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2019	June 30, 2020
Cash and cash equivalents	$9,067	$12,838
Restricted cash included in other assets (a)	139	165
Cash, cash equivalents and restricted cash in assets held-for-sale	62	—
Total cash, cash equivalents, and restricted cash	$9,268	$13,003

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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2019	June 30, 2020
Consumer
Retail installment contracts, gross	$68,998	$70,857
Finance leases, gross	8,566	7,880
Retail financing, gross	77,564	78,737
Unearned interest supplements from Ford and affiliated companies	(3,589)	(3,844)
Consumer finance receivables	73,975	74,893

Non-Consumer
Dealer financing	38,910	28,460
Other financing	1,945	1,850
Non-Consumer finance receivables	40,855	30,310
Total recorded investment	$114,830	$105,203

Recorded investment in finance receivables	$114,830	$105,203
Allowance for credit losses	(513)	(1,285)
Total finance receivables, net	$114,317	$103,918

Net finance receivables subject to fair value (a)	$106,131	$96,418
Fair value (b)	106,260	97,509
__________

(a)	Net finance receivables subject to fair value exclude finance leases.

(b)	The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2019 and 2020 was $97 million and $77 million, respectively, and for the first half of 2019 and 2020 was $189 million and $172 million, respectively, and is included in Retail financing on the consolidated income statements.

At December 31, 2019 and June 30, 2020, accrued interest was $253 million and $218 million, respectively, which we report in Other assets on the consolidated balance sheets.

Included in recorded investment in finance receivables were consumer and non-consumer receivables that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. See Note 6 for additional information.

The value of finance receivables considered held-for-sale at December 31, 2019 was $1.5 billion primarily made up of $1.2 billion of Forso Nordic AB related finance receivables. At June 30, 2020, there were $50 million of certain wholesale finance receivables specifically identified as held-for-sale. These held-for-sale values are reported in Assets held-for-sale on the consolidated balance sheets. See Note 1 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit Quality

Consumer Portfolio

Credit quality ratings for consumer receivables are based on aging. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due;

•	Special Mention – 61 to 120 days past due and in intensified collection status; and

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

The credit quality analysis of consumer receivables at December 31, 2019 was as follows (in millions):

Consumer
31-60 days past due	$839
61-120 days past due	166
Greater than 120 days past due	35
Total past due	1,040
Current	72,935
Total	$73,975

The credit quality analysis of consumer receivables at June 30, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total
Consumer
31-60 days past due	$45	$60	$98	$135	$124	$31	$493
61-120 days past due	9	17	33	44	40	10	153
Greater than 120 days past due	14	7	8	9	6	—	44
Total past due	68	84	139	188	170	41	690
Current	1,631	4,202	9,593	17,475	24,430	16,872	74,203
Total	$1,699	$4,286	$9,732	$17,663	$24,600	$16,913	$74,893

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

Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics;

•	Group II – fair to favorable financial metrics;

•	Group III – marginal to weak financial metrics; and

•	Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of dealer financing receivables at December 31, 2019 was as follows (in millions):

Dealer financing
Group I	$31,206
Group II	5,407
Group III	2,108
Group IV	189
Total (a)	$38,910
__________

(a)	Total past due dealer financing receivables at December 31, 2019 were $62 million.

The credit quality analysis of dealer financing receivables at June 30, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total	Wholesale Loans	Total
Group I	$608	$132	$159	$221	$98	$237	$1,455	$19,378	$20,833
Group II	38	32	17	18	7	72	184	5,317	5,501
Group III	9	—	4	17	6	28	64	1,908	1,972
Group IV	2	3	—	—	2	4	11	143	154
Total (a)	$657	$167	$180	$256	$113	$341	$1,714	$26,746	$28,460

__________

(a)	Total past due dealer financing receivables at June 30, 2020 were $143 million.

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

We have offered various programs to provide relief to customers and dealers impacted by COVID-19.  These programs, which were broadly available to our customers and dealers, included payment extensions.  We concluded that these programs did not meet TDR criteria. As of June 30, 2020, in the United States we have received payments on 88% of the pandemic extensions offered to our customers, and no dealers are delinquent on their payments.

Allowance for Credit Losses

The allowance for credit losses represents our estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date.

Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on our consolidated income statements. The uncollectible portion of a finance receivable is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer or borrower, the value of the collateral, recourse to guarantors, and other factors.

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

On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios, and their weighting to ensure they reflect the risk of the portfolio.

Non-Consumer Portfolio

Dealer financing includes wholesale loans to dealers to finance vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital, improvements to dealership facilities, the purchase of dealership real estate, and other dealer programs.

Dealer financing is evaluated on an individual dealer basis by segmenting dealers by risk characteristics (such as the amount of the loans, the nature of the collateral, the financial status of the dealer, and any TDR modifications) to determine if an individual dealer requires a specific allowance for credit loss. If required, the allowance is based on the present value of the expected future cash flows of the dealer’s receivables discounted at the loans’ original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

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

Dealer Loans. We use a weighted-average remaining maturity method to estimate the lifetime expected credit loss reserve for dealer loans. The loss model is based on the industry-wide commercial real estate credit losses, adjusted to factor in the historical credit losses for our dealer loans portfolio. The expected credit loss is calculated under different economic scenarios that are weighted to provide the total lifetime expected credit loss.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2019 (a)			First Half 2019 (a)
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513	$566	$23	$589
Charge-offs	(117)	—	(117)	(254)	(17)	(271)
Recoveries	45	6	51	88	8	96
Provision for credit losses	70	(7)	63	94	2	96
Other	2	1	3	2	1	3
Ending balance	$496	$17	$513	$496	$17	$513
__________

(a)	The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019.

	Second Quarter 2020			First Half 2020
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,157	$74	$1,231	$496	$17	$513
Adoption of ASU 2016-13 (a)	—	—	—	247	5	252
Charge-offs (b)	(80)	—	(80)	(225)	(1)	(226)
Recoveries (b)	33	1	34	76	3	79
Provision for credit losses	94	(1)	93	628	51	679
Other (c)	7	—	7	(11)	(1)	(12)
Ending balance	$1,211	$74	$1,285	$1,211	$74	$1,285
__________

(a)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020. See Note 2 for additional information.

(b)	Charge-offs and recoveries were lower in the second quarter of 2020 reflecting program extensions and decision to temporarily suspend involuntary repossessions due to COVID-19.

(c)	Primarily represents amounts related to translation adjustments.

During the second quarter and first half of 2020, the allowance for credit losses increased $54 million and $772 million, respectively. The change in the second quarter reflects an increase of $46 million, primarily attributable to COVID-19, and an increase for translation adjustments. The change in the first half reflects an increase to the reserve of $252 million related to the adoption of ASU 2016-13 and an increase of $532 million, primarily attributable to COVID-19, offset by a decrease for translation adjustments. The first half change to the reserve reflects economic uncertainty which, along with the expectation of continued higher unemployment, is expected to increase the probability of default and loss given default rates in our consumer portfolio, especially in the United States. These economic trends and conditions are also expected to negatively impact our dealers. The relatively moderate reserve increase in the second quarter reflects our view that future economic conditions are largely unchanged from our assumptions at March 31, 2020. Although net charge-offs during the second quarter and first half of 2020 remained low, reflecting government relief programs, our customer payment deferral programs, and our decision to temporarily suspend involuntary repossessions, the future impact of COVID-19 on credit losses is expected to be adverse.

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
Net investment in operating leases was as follows (in millions):

	December 31, 2019	June 30, 2020
Vehicles, at cost (a)	$33,431	$32,660
Accumulated depreciation	(5,772)	(6,275)
Net investment in operating leases	$27,659	$26,385
__________

(a)	Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

We evaluate the carrying value of held-and-used long-lived asset groups (such as vehicles subject to operating leases) for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. For the second quarter of 2020, we considered the economic slowdown resulting from COVID-19 and determined a triggering event has not occurred. For the periods presented, we have not recorded any impairment charges.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	June 30, 2020
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.8	$33.0	$0.4	$32.6	$26.2
Wholesale financing	0.7	17.2	—	17.2	10.4
Finance receivables	2.5	50.2	0.4	49.8	36.6
Net investment in operating leases	0.7	14.5	—	14.5	9.3
Total VIE	$3.2	$64.7	$0.4	$64.3	$45.9

Non-VIE
Retail financing	$0.4	$9.1	$0.1	$9.0	$8.3
Wholesale financing	—	0.6	—	0.6	0.3
Finance receivables	0.4	9.7	0.1	9.6	8.6
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$9.7	$0.1	$9.6	$8.6

Total securitization transactions
Retail financing	$2.2	$42.1	$0.5	$41.6	$34.5
Wholesale financing	0.7	17.8	—	17.8	10.7
Finance receivables	2.9	59.9	0.5	59.4	45.2
Net investment in operating leases	0.7	14.5	—	14.5	9.3
Total securitization transactions	$3.6	$74.4	$0.5	$73.9	$54.5
__________

(a)	Unearned interest supplements and residual support are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes unamortized discount and debt issuance cost.

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

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2019	2020	2019	2020
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(12)	$68	$(32)	$96
Fair value changes on hedging instruments	474	112	724	1,222
Fair value changes on hedged debt	(463)	(98)	(716)	(1,191)
Derivatives not designated as hedging instruments
Interest rate contracts	(3)	(12)	(30)	(86)
Foreign currency exchange contracts (a)	40	(41)	34	166
Cross-currency interest rate swap contracts	141	154	(4)	3
Total	$177	$183	$(24)	$210
__________

(a)	Reflects forward contracts between Ford Credit and an affiliated company.

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are reported on the balance sheets at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposures in the event of default or breach of the counterparty agreement. Collateral represents cash received or paid under reciprocal arrangements that we have entered into with our derivative counterparties which we do not use to offset our derivative assets and liabilities.

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2019			June 30, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$26,577	$702	$19	$24,434	$1,682	$—
Derivatives not designated as hedging instruments
Interest rate contracts	68,914	275	191	71,075	752	573
Foreign currency exchange contracts	5,540	17	79	3,524	43	42
Cross-currency interest rate swap contracts	5,849	134	67	5,611	163	53
Total derivative financial instruments, gross (a) (b)	$106,880	$1,128	$356	$104,644	$2,640	$668
__________

(a)	At December 31, 2019 and June 30, 2020, we held collateral of $18 million and $20 million, respectively, and we posted collateral of $78 million and $91 million, respectively.

(b)
At December 31, 2019 and June 30, 2020, the fair value of assets and liabilities available for counterparty netting was $169 million and $337 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2019	June 30, 2020
Collateral held for resale, at net realizable value	$843	$994
Accrued interest and other non-finance receivables	898	875
Prepaid reinsurance premiums and other reinsurance recoverables	687	695
Property and equipment, net of accumulated depreciation (a)	212	212
Deferred charges - income taxes	171	153
Investment in non-consolidated affiliates (b)	132	122
Operating lease assets	108	107
Other	347	377
Total other assets	$3,398	$3,535
__________

(a)	Accumulated depreciation was $393 million and $404 million at December 31, 2019 and June 30, 2020, respectively.

(b)	Adoption of ASU 2016-13 reduced investment in non-consolidated affiliates $8 million. See Note 2 for additional information.

Returned operating lease vehicles and repossessed vehicles are classified as collateral held for resale and recorded at net realizable value. Based on sales during the second quarter of 2020, we released the unused portion of our valuation adjustment related to COVID-19 that was recorded in the first quarter.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2019	June 30, 2020
Unearned insurance premiums and fees	$806	$811
Interest payable	888	739
Income tax and related interest (a)	433	173
Operating lease liabilities	110	109
Deferred revenue	110	95
Other	286	247
Total other liabilities and deferred revenue	$2,633	$2,174

__________

(a)	Includes tax and interest payable to affiliated companies of $294 million and $38 million at December 31, 2019 and June 30, 2020, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2019	June 30, 2020	2019	2020	2019	2020
Short-term debt
Unsecured debt
Floating rate demand notes	$6,545	$5,910
Commercial paper	3,560	1,793
Other short-term debt	2,731	3,186
Asset-backed debt (a)	881	792
Total short-term debt	13,717	11,681	2.8%	2.0%	2.8%	2.0%
Long-term debt
Unsecured debt
Notes payable within one year	15,062	18,567
Notes payable after one year	55,148	49,711
Asset-backed debt (a)
Notes payable within one year	23,609	22,997
Notes payable after one year	32,162	30,794
Unamortized (discount) / premium	7	5
Unamortized issuance costs	(214)	(205)
Fair value adjustments (b)	538	1,717
Total long-term debt	126,312	123,586	3.0%	2.7%	3.0%	2.7%
Total debt	$140,029	$135,267	2.9%	2.7%	3.0%	2.7%

Fair value of debt (c)	$141,678	$132,836

__________

(a)
Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

(b)	These adjustments relate to fair value hedges. The carrying value of hedged debt was $39.4 billion and $42.5 billion at December 31, 2019 and June 30, 2020, respectively.

(c)
The fair value of debt includes $12.8 billion and $10.9 billion of short-term debt at December 31, 2019 and June 30, 2020, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 10. OTHER INCOME / (LOSS), NET

Other income / (loss) consists of various line items that are combined on the income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income / (loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2019	2020	2019	2020
Gains / (Losses) on derivatives	$178	$101	$—	$83
Currency revaluation gains / (losses)	(147)	(108)	(16)	(169)
Interest and investment income	83	27	162	90
Other	10	17	37	21
Total other income / (loss), net	$124	$37	$183	$25

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. As of January 1, 2020, we updated our reportable segments in our consolidated financial statements to align with our new management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: the United States and Canada, Europe, and All Other. Our All Other segment includes China, India, Mexico, Brazil, Argentina, and our joint venture in South Africa. Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at June 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
Second Quarter 2019 (b)
Total revenue	$2,716	$307	$165	$3,188	$—	$3,188
Income before income taxes	589	113	37	739	92	831
Other disclosures:
Depreciation on vehicles subject to operating leases	885	9	—	894	—	894
Interest expense	939	86	91	1,116	(2)	1,114
Provision for credit losses	48	7	8	63	—	63

Second Quarter 2020
Total revenue	$2,448	$244	$101	$2,793	$—	$2,793
Income before income taxes	445	65	17	527	16	543
Other disclosures:
Depreciation on vehicles subject to operating leases	990	—	—	990	—	990
Interest expense	726	82	55	863	(24)	839
Provision for credit losses	76	14	3	93	—	93

First Half 2019 (b)
Total revenue	$5,427	$610	$345	$6,382	$—	$6,382
Income before income taxes	1,211	227	95	1,533	99	1,632
Other disclosures:
Depreciation on vehicles subject to operating leases	1,797	21	—	1,818	—	1,818
Interest expense	1,870	166	193	2,229	6	2,235
Provision for credit losses	88	12	(4)	96	—	96
Net finance receivables and net investment in operating leases	118,990	27,224	5,708	151,922	(8,443)	143,479
Total assets	127,482	30,094	6,442	164,018	—	164,018

First Half 2020
Total revenue	$5,079	$525	$221	$5,825	$—	$5,825
Income before income taxes	467	82	24	573	—	573
Other disclosures:
Depreciation on vehicles subject to operating leases	2,029	13	—	2,042	—	2,042
Interest expense	1,571	172	120	1,863	(40)	1,823
Provision for credit losses	596	67	16	679	—	679
Net finance receivables and net investment in operating leases (c)	111,775	23,659	3,949	139,383	(9,080)	130,303
Total assets	124,375	26,091	4,810	155,276	—	155,276

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

The maximum potential payments under these guarantees and limited indemnities totaled $53 million and $126 million at December 31, 2019 and June 30, 2020, respectively. Of these values, $48 million and $49 million at December 31, 2019 and June 30, 2020, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2019 or June 30, 2020.

In some cases, we have guaranteed debt and other financial obligations of outside third parties and unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and / or cancellation of the underlying obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from a third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full and may be limited in the event of insolvency of the third party or other circumstances.

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction. These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax, and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealer and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities generally would be triggered by a breach of terms of the contract or a third-party claim. While some of these indemnifications are limited in nature, many of them do not limit potential payment. Therefore, we are unable to estimate a maximum amount of future payments that could result from claims made under these unlimited indemnities.

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

For nearly all matters where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE Bank plc (“FCE”) received a decision from the Italian Competition Authority, which included an assessment of a fine against FCE in the amount of €42 million (equivalent to $46.5 million at June 30, 2020).  On March 8, 2019, FCE appealed the decision and the fine, and a hearing has been scheduled for October 21, 2020. The ultimate resolution of the matter potentially taking several years.  While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

The impact of the COVID-19 has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although restrictions have been eased in many locations, some areas that had previously eased restrictions have reverted to more stringent limitations on daily activities.

Remote Work Arrangements and Business Operations

We have taken significant action to safeguard our employees, customers, and dealers. The remote work arrangements that we implemented in the first quarter remain in place. Our remote work arrangements have been designed to allow for continued operation of business-critical functions, including originating and servicing customer contracts, financial reporting, and internal control. Our controls and procedures have incorporated remote work arrangements using appropriate digital tools. To help our existing customers, we implemented various programs including payment deferrals, due date changes, and lease-end extensions. From mid-March through May 31, 2020, for customers who requested assistance, we have granted payment extensions on about 10% of our global retail financing and operating lease contracts. In the United States through July 28, 2020, 96% of customers with extensions have made payments post extension and our daily extension processing during the month of June approached normal pre-COVID-19 levels. We have also taken action to provide cash flow support to our dealers during this critical time.

The predominant share of our business consists of financing Ford and Lincoln vehicles. At the time we released our first quarter 2020 results on April 28, 2020, Ford had suspended manufacturing operations in North America, Europe, and other regions. A phased restart of Ford’s manufacturing plants, supply network, and other dependent functions occurred in the second quarter of 2020. In significant regions, Ford has returned to pre-COVID-19 production levels.

As a result of the restrictions described above and consumer reaction to COVID-19 in general, showroom traffic at dealers initially dropped significantly and many dealers temporarily ceased normal operations. A move to online selling formats, the re-opening of the majority of our dealers, and attractive financing programs for new vehicle buyers has substantially mitigated the impact on U.S. retail installment sales, while regions outside of the U.S. have experienced a decline in retail financing. In addition, Ford’s suspension of manufacturing had a significant negative impact on our business. Wholesale financing in the second quarter of 2020 is significantly lower, reflecting the temporary suspension of production.

The impact of stay-at-home orders has resulted in many businesses temporarily ceasing operations and unemployment rates have increased sharply. We expect the economic uncertainty and higher unemployment to result in higher defaults in our consumer portfolio. Additionally, prolonged unemployment could have a negative impact on both new and used vehicle demand. A sustained decline in sales could have a significant adverse effect on dealer profitability and creditworthiness.

The majority of U.S. auction houses, at which we sell our off-lease and repossessed vehicles, and which temporarily ceased physical operations have now re-opened. Sales of used vehicles slowed to minimal volume in April and rebounded in mid-May to pre-COVID-19 levels with sustained strong demand and pricing through June. We anticipate ongoing volatility in used vehicles pricing in response to economic environment.

Liquidity

At the end of the second quarter, our liquidity was $32.4 billion and we expect to maintain strong liquidity throughout 2020. While COVID-19 has created significant volatility in the global economy and credit markets, lower originations as a result of COVID-19 are projected to decrease the size of the balance sheet and our funding requirements in 2020. For additional information refer to the Funding and Liquidity section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Enhanced Safety Standards

We established new protocols to help protect the health and safety of our workforce.  The actions include a daily, online health self-certification, a no-touch temperature scan upon entering our premises, a policy requiring the use of face masks in our facilities, and measures to provide additional personal protective equipment, such as gloves and face shields or goggles, in instances where employees’ jobs do not allow them to follow social distancing guidelines.  We have also scheduled additional cleaning of our facilities.

Forward Looking Information

The full impact of COVID-19 on our full year financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, dealers, and suppliers, Ford’s operations, customer demand for Ford’s products, the rate at which the financing of new and used vehicles and economic conditions return to pre-COVID-19 levels, and the risk of recessionary conditions in key markets due to the effects of the pandemic. Accordingly, the ultimate impact on us cannot be determined at this time; however, despite the uncertainty related to COVID-19, we expect our full year 2020 results of operations to be adversely affected. For additional information on the impact and potential impact of COVID-19 on us, see Item 1A. Risk Factors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term and changes in our estimate of the number of vehicles that will be returned to us and sold. Depreciation on vehicles subject to operating leases reflects early termination losses on operating leases due to customer default events for all periods presented. For additional information, refer to the “Critical Accounting Estimates” section of Item 7 of Exhibit 99 of our Current Report on Form 8-K filed April 29, 2020 (“April 29, 2020 Form 8-K Report”).

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

In addition, the following definitions and calculations apply to the tables contained in Item 2 of this report:

•
Cash (as shown in the Funding Structure, Liquidity, and Leverage tables) – Cash and cash equivalents and Marketable securities reported on Ford Credit’s balance sheets, excluding amounts related to insurance activities.

•
Debt (as shown in the Key Metrics and Leverage tables) – Debt on Ford Credit’s balance sheets. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Key Metrics

	Second Quarter			First Half
GAAP Financial Measures	2019	2020	H / (L)	2019	2020	H / (L)
Total Net Receivables (billions)	$143	$130	(9)%	$143	$130	(9)%
Loss-to-Receivables (bps) (a)	39	15	(24)	48	37	(11)
Auction Values (b)	$20,115	$19,755	(2)%	$19,525	$19,435	(1)%
EBT (millions)	$831	$543	$(288)	$1,632	$573	$(1,059)
ROE	16%	12%	(4) ppts	16%	6%	(10) ppts

Other Balance Sheet Metrics
Debt (billions)				$141	$135	(4)%
Net Liquidity (billions)				$34	$32	(6)%
Financial Statement Leverage (to 1)				9.5	9.8	0.3
__________

(a)	U.S. Retail financing.

(b)	U.S. 36-month off-lease second quarter auction values at 2Q 2020 mix.

Non-GAAP Financial Measures	June 30, 2019	June 30, 2020	H / (L)
Managed Receivables (billions) (a)	$152	$139	(9)%
Managed Leverage (to 1) (b)	8.6	8.5	(0.1)
__________

(a)	See “Financial Condition” section for reconciliation to GAAP.

(b)	See “Leverage” section for reconciliation to GAAP.

In the second quarter of 2020, EBT was $543 million, $288 million lower than a year ago. ROE was 12%, 4 percentage points lower compared with a year ago as a result of lower EBT. Total Net receivables were $13 billion lower than a year ago, a 9% decline. The loss-to-receivables ratio remained at a low level in the second quarter; at 0.15%, 24 basis points lower compared with a year ago. Second quarter 2020 U.S. auction values were 2% lower than a year ago.

We remain an important source of support for customers and dealers during this crisis. Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. This means we generate liquidity as our balance sheet size declines because of lower Ford volume. Managed receivables of $139 billion at quarter end were $13 billion lower year-over-year and $12 billion lower than December 31, 2019. At the end of the second quarter, we had $32.4 billion in liquidity and we expect to maintain strong liquidity throughout 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Second Quarter 2020 Compared with Second Quarter 2019

The following table shows the factors that contributed to the second quarter EBT (in millions):

Change in EBT by Causal Factor
Second Quarter 2019 EBT	$831
Volume / Mix	(46)
Financing Margin	(13)
Credit Loss	(33)
Lease Residual	(127)
Exchange	(6)
Other	(63)
Second Quarter 2020 EBT	$543

Our second quarter 2020 EBT was $543 million, $288 million lower than a year ago, primarily reflecting higher supplemental depreciation on operating leases and lower derivative market valuation gains (reflected in Other), unfavorable volume and mix driven by lower average receivables, and an increase in the credit loss reserve during the quarter. Favorable year-over-year off-lease auction performance and credit losses were partial offsets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Segment Results

As of January 1, 2020, we updated our reportable segments in our consolidated financial statements to align with our new management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: United States and Canada, Europe, and All Other. Items excluded in assessing segment performance, because they are managed at the corporate level, are reflected in Unallocated Other. Results of operations by segment and Unallocated Other for the periods ended June 30 are shown below (in millions):

	Second Quarter			First Half
	2019	2020	H / (L)	2019	2020	H / (L)
Results
U.S. and Canada segment	$589	$445	$(144)	$1,211	$467	$(744)
Europe segment	113	65	(48)	227	82	(145)
All Other segment	37	17	(20)	95	24	(71)
Total segments earnings before taxes	$739	$527	$(212)	$1,533	$573	$(960)
Unallocated other	92	16	(76)	99	—	(99)
Earnings before taxes	$831	$543	$(288)	$1,632	$573	$(1,059)
Taxes	(218)	(136)	82	(416)	(145)	271
Net Income	$613	$407	$(206)	$1,216	$428	$(788)

For additional information, see Note 11 of our Notes to the Financial Statements.

U.S. and Canada segment

The U.S. and Canada segment second quarter 2020 EBT of $445 million was $144 million lower compared with second quarter 2019, explained primarily by higher accumulated supplemental depreciation on operating leases and an increase in the credit loss reserve during the quarter, partially offset by favorable auction performance on off-lease vehicles and lower year-over-year credit losses. U.S. and Canada segment first half EBT of $467 million was $744 million lower compared with a year ago, primarily explained by an increase to the credit loss reserve due to COVID-19 and higher supplemental depreciation on operating leases, partially offset by favorable auction performance on off-lease vehicles and lower year-over-year credit losses.

Europe segment

The Europe segment second quarter 2020 EBT of $65 million was $48 million lower compared with second quarter 2019, explained primarily by lower receivables, unfavorable financing margin, and higher credit losses. Europe segment first half EBT of $82 million was $145 million lower compared with a year ago, explained primarily by credit loss reserve increases reflecting estimates of the impact of COVID-19 in future periods, and lower volumes.

All Other segment

The All Other segment second quarter 2020 EBT of $17 million was $20 million lower compared with second quarter 2019, explained primarily by weakening currency exchange in Argentina and Brazil and lower volume. All Other segment first half EBT of $24 million was $71 million lower compared with a year ago, explained primarily by lower volume, weakening currency exchange primarily in Argentina and Brazil, and credit loss increases.

Unallocated Other

Unallocated Other was a $16 million gain for second quarter 2020, a $76 million deterioration compared with second quarter 2019, reflecting a smaller gain in market valuation adjustments to derivatives. For the first half, Unallocated Other was $99 million lower when compared with a year ago, reflecting unfavorable performance in market valuation adjustments to derivatives.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Second Quarter		First Half
	2019	2020	2019	2020
Share of Ford and Lincoln Sales (a)
United States	49%	77%	49%	67%
Canada	65	63	66	63
U.K.	36	44	38	44
Germany	49	34	49	39
China	32	37	34	36

Wholesale Share
United States	75%	73%	76%	74%
Canada	57	42	57	45
U.K.	100	100	100	100
Germany	93	93	93	93
China	64	61	62	58

Contract Placement Volume - New and Used (000)
United States	220	297	420	502
Canada	40	25	70	48
U.K	34	13	75	43
Germany	45	19	87	48
China	28	28	54	44
__________

(a)	United States and Canada exclude Fleet sales, other markets include Fleet.

In the second quarter and first half of 2020, U.S. contract placement volumes were up compared with a year ago, reflecting increased share, as the result of Ford marketing programs. Outside the United States, first half contract placement volumes were lower than the prior year due to a combination of lower share as well as lower Ford sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2019	December 31, 2019	June 30, 2020
Net Receivables
U.S. and Canada Segment
Consumer financing	$54.1	$55.4	$57.0
Non-Consumer financing	30.2	29.4	20.3
Net investment in operating leases	27.1	27.3	26.2
Total U.S. and Canada Segment	$111.4	$112.1	$103.5

Europe Segment
Consumer financing	$15.8	$14.8	$13.9
Non-Consumer financing	10.1	9.8	8.9
Net investment in operating leases	0.6	0.4	0.2
Total Europe Segment	$26.5	$25.0	$23.0

All Other Segment
Consumer financing	$3.9	$3.3	$2.8
Non-Consumer financing	1.6	1.6	1.0
Net investment in operating leases	—	—	—
Total Other Segment	$5.5	$4.9	$3.8

Total net receivables	$143.4	$142.0	$130.3

Managed Receivables
Total net receivables (GAAP)	$143.4	$142.0	$130.3
Held-for-sale receivables (GAAP)	—	1.5	0.0
Unearned interest supplements and residual support	6.9	6.7	6.5
Allowance for credit losses	0.5	0.5	1.3
Other, primarily accumulated supplemental depreciation	1.1	1.0	1.3
Total managed receivables (Non-GAAP)	$151.9	$151.7	$139.4

U.S. and Canada Segment Lease Mix
SUV / CUV	57%	56%	58%
Truck	29	27	31
Car	14	17	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

At June 30, 2019, December 31, 2019, and June 30, 2020, total net receivables includes consumer receivables before allowance for credit losses of $39.3 billion, $38.3 billion, and $42.1 billion, respectively, and non-consumer receivables before allowance for credit losses of $25.1 billion, $26.8 billion, and $17.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2019, December 31, 2019, and June 30, 2020, total net receivables includes net investment in operating leases of $14.0 billion, $14.9 billion, and $14.5 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Exhibit 99 of our April 29, 2020 Form 8-K Report and Note 6 of our Notes to the Financial Statements for the period ended June 30, 2020.
Total net receivables at June 30, 2020 were $13.1 billion lower compared with June 30, 2019 and $11.7 billion lower compared with December 31, 2019, primarily reflecting lower Ford vehicle production because of COVID-19.
Our operating lease portfolio was 20% of total net receivables at June 30, 2020. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We manage the credit risk of our consumer (retail financing) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the expected credit losses inherent in our finance receivables for the lifetime of those receivables as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment and is based on such factors as historical loss performance, portfolio quality, and receivable levels. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly.

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

For additional information on our allowance for credit losses, the quality of our receivables, and COVID-19 impacts, see Note 4 of our Notes to the Financial Statements.

U.S. Origination Metrics

The following table shows U.S. retail financing and operating lease average placement FICO and higher risk portfolio mix metrics. Also shown are extended term mix and U.S. retail financing average placement terms.

	Second Quarter		First Half
	2019	2020	2019	2020
Origination Metrics
Average placement FICO	747	743	744	741
Higher risk portfolio mix	6%	6%	6%	6%
Greater than or equal to 84 months placement mix	3%	15%	4%	12%
Average placement term (months)	65	71	65	70

Our second quarter 2020 average placement FICO score was similar compared with the same period a year ago. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 6% of our portfolio and has been stable for over 10 years.

As a result of our “Built to Lend a Hand” campaign that offered 0% financing for 84 months, our second quarter 2020 average retail financing placement term increased by six months when compared with a year ago, while retail financing contract placement mix of 84 months and longer increased by 12 percentage points when compared with a year ago. Ford Credit remains focused on managing the trade cycle—building customer relationships and loyalty while offering financing products and terms customers want. Ford Credit origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the U.S. retail financing business, which comprised 65% of our worldwide consumer finance receivables at June 30, 2020.

	Second Quarter		First Half
	2019	2020	2019	2020
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.11%	0.15%	0.12%	0.16%
Repossessions (000)	6	3	13	10
Repossession ratio	1.13%	0.52%	1.18%	0.88%
Loss severity (000) (a)	$10.4	$10.9	$10.6	$11.1
Charge-offs (millions)	$45	$19	$110	$92
LTR ratio (b)	0.39%	0.15%	0.48%	0.37%
__________

(a)	The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b) Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average finance receivables.

Delinquencies and charge-offs remained at low levels in the quarter. The second quarter 2020 repossession ratio and LTR rate were lower compared with a year ago, reflecting loan and lease extension programs offered and decisions to temporarily suspend involuntary repossessions due to COVID-19.

To help our existing customers, we implemented various retail financing and lease extension programs including payment deferrals, due date changes, and lease-end extensions. From mid-March through May 31, 2020, for customers who requested assistance, we granted payment extensions on about 10% of our global retail financing and operating lease contracts. This represents approximately 361,000 contracts in the United States. Through July 28, 2020, 96% of those customers in the United States receiving extensions have made payments.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Second Quarter		First Half
	2019	2020	2019	2020
Charge-offs (millions)	$66	$45	$175	$146
LTR ratio	0.22%	0.17%	0.29%	0.27%
Credit loss reserve (millions)	$513	$1,285	$513	$1,285
Reserve as percent of EOP Managed Receivables	0.43%	1.18%	0.43%	1.18%

Our worldwide charge-offs and LTR ratio were both lower than a year ago. The improvement primarily reflects loan and lease extension programs offered and the decision to temporarily suspend involuntary repossessions due to COVID-19. Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking economic scenarios. The credit loss reserve and the reserve as a percent of managed receivables were both higher than a year ago, primarily reflecting a $252 million increase to account for the Current Expected Credit Losses (“CECL”) adoption, and a $532 million reserve increase driven by a higher probability of default reflecting an increase in unemployment outlook as a result of COVID-19, offset by a decrease for translation adjustments. Our credit loss reserve reflects lifetime losses at about the same level as the first quarter. See Note 4 of our Notes to the Financial Statements for more information.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Exhibit 99 of our April 29, 2020 Form 8-K Report.

U.S. Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our U.S. operating lease portfolio, which represents 88% of our total net investment in operating leases at June 30, 2020.

	Second Quarter		First Half
	2019	2020	2019	2020
Lease Share of Retail Sales
Ford Credit	20%	15%	21%	18%
Industry (a)	30%	25%	30%	28%

Placement Volume (000)
24-Month	9	9	18	20
36-Month	56	36	104	74
39-Month / Other	16	7	42	28
Total	81	52	164	122

Residual Performance
Return rates	78%	76%	79%	76%
Return volume (000)	75	58	149	125
Off-lease auction values (b)	$20,115	$19,755	$19,525	$19,435
__________

(a)	Source: J.D. Power PIN.

(b)	36-month off-lease auction values; quarterly amounts at 2Q 2020 mix and YTD amounts at 2020 YTD mix.

Ford Credit’s U.S. operating lease share of retail sales in the second quarter of 2020 was lower compared with a year ago and remains well below the industry average, reflecting the Ford sales mix. Our second quarter 2020 lease placement volume was down compared with a year ago, reflecting a higher mix retail contracts over lease.

Lease return volume and return rate in the second quarter of 2020 were down from a year ago. Our second quarter 2020 36-month off-lease auction values were down 2% year-over-year, and up 3% compared with first quarter 2020, performing better than expected. Presently, most auctions have re-opened their physical operations and continue to conduct digital sales through online auctions.  We expect used vehicle markets to normalize over time.  We are forecasting full-year 2020 off-lease 36-month auction values to be down about 5%, consistent with third party estimates.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020:

•	On May 7, 2020, Fitch downgraded the credit ratings for Ford Credit (to BB+ from BBB-) and maintained a negative outlook.

•	On May 21, 2020, DBRS downgraded the credit ratings for Ford Credit (to BB (high) from BBB), and maintained a negative outlook.

•	On May 27, 2020, Moody’s concluded its review of Ford Credit for possible downgrade, confirmed its rating at Ba2, and revised the outlook to negative from under review for downgrade.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	R-4	Negative	BBB (low)
Fitch	BB+	B	Negative	BBB-
Moody’s	Ba2	NP	Negative	Baa3
S&P	BB+	B	CreditWatch with negative implications	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding and Liquidity

We ended the second quarter of 2020 with $32.4 billion in liquidity. During the quarter, we completed $5 billion of public term funding. Lower expected originations as a result of COVID-19 are projected to decrease the size of the balance sheet and reduce our funding requirements in 2020. We expect to increase ABS mix, prudently issue unsecured debt, and maintain strong liquidity throughout 2020.

Key elements of our funding strategy include:

•Maintain strong liquidity; continue to renew and expand committed ABS capacity
•Prudently access public markets
•Flexibility to increase ABS mix as needed; preserving assets and committed capacity
•Target managed leverage of 8:1 to 9:1
•Maintain self-liquidating balance sheet

Our liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet our business and funding requirements. We regularly stress test our balance sheet and liquidity to ensure that we continue to meet our financial obligations through economic cycles.

The following table shows funding for our managed receivables (in billions):

Funding Structure	June 30, 2019	December 31, 2019	June 30, 2020
Term Debt (incl. Bank Borrowings)	$74	$73	$73
Term Asset-Backed Securities	57	57	55
Commercial Paper	4	4	2
Ford Interest Advantage / Deposits	6	7	6
Other	10	9	6
Equity	15	14	14
Adjustments for Cash	(14)	(12)	(17)
Total Managed Receivables (a)	$152	$152	$139

Securitized Funding as a percent of Managed Receivables	38%	38%	39%
__________

(a)	Reconciliation to GAAP provided in the Financial Condition section.

Managed receivables of $139 billion as of June 30, 2020, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 39% at the end of the second quarter. We expect this to increase modestly by the end of the year. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following table shows our issuances for full year 2018 and 2019, planned issuances for full year 2020, and our global public term funding issuances through July 29, 2020, excluding short-term funding programs (in billions):

	2018 Actual	2019 Actual	2020 Forecast	Through July 29
Unsecured	$13	$17	7 - 10	$5
Securitizations	14	14	11 - 14	7
Total public	$27	$31	18 - 24	$12

For 2020, we now project full year public term funding in the range of $18 billion to $24 billion. Through July 29, 2020, we have completed $12 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	June 30, 2019	December 31, 2019	June 30, 2020
Liquidity Sources
Cash	$14.1	$11.7	$17.1
Committed asset-backed facilities	35.7	36.6	37.1
Other unsecured credit facilities	2.9	3.0	2.5
Ford corporate credit facility allocation	3.0	3.0	—
Total liquidity sources	$55.7	$54.3	$56.7

Utilization of Liquidity
Securitization cash	$(4.0)	$(3.5)	$(3.6)
Committed asset-backed facilities	(17.5)	(17.3)	(17.7)
Other unsecured credit facilities	(0.9)	(0.8)	(0.6)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(22.4)	$(21.6)	$(21.9)

Gross liquidity	$33.3	$32.7	$34.8
Adjustments (a)	0.3	0.4	(2.4)
Net liquidity available for use	$33.6	$33.1	$32.4
__________

(a)
Includes asset-backed capacity in excess of eligible receivables and cash related to the Ford Credit Revolving Extended Variable-utilization program (“FordREV”), which can be accessed through future sales of receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. At June 30, 2020, our net liquidity available for use was $32.4 billion, $0.7 billion lower than year-end 2019. Our sources of liquidity include cash, committed asset-backed facilities, and unsecured credit facilities. At June 30, 2020, our liquidity sources including cash totaled $56.7 billion, up $2.4 billion from year-end 2019.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2020, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $17.1 billion, compared with $11.7 billion at year-end 2019.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.5 billion and $3.6 billion at December 31, 2019 and June 30, 2020, respectively.

Committed Capacity. At June 30, 2020, our committed capacity totaled $39.6 billion, compared with $42.6 billion at December 31, 2019. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $37.1 billion ($20.7 billion of retail financing, $4.7 billion of wholesale financing, and $11.7 billion of operating leases) at June 30, 2020. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $22.2 billion having maturities within the next twelve months and the remaining balance having maturities through first quarter 2022. We plan capacity renewals to protect our global funding needs, to optimize capacity utilization, and to maintain funding needs.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2020, $17.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Unsecured Credit Facilities. At June 30, 2020, we and our majority-owned subsidiaries had $2.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Agreement. At June 30, 2020, $1.9 billion was available for use.

FCE’s £745 million (equivalent to $914.5 million at June 30, 2020) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank GmbH’s €240 million (equivalent to $268.7 million at June 30, 2020) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2022.  At June 30, 2020, all £745 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and Unsecured Long-Term Debt Maturities in the individual periods presented (in billions):

	July - December 2020	2021	2022	2023 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$64	$95	$121	$154
Total debt (b)	35	75	97	134
Memo: Unsecured Long-Term Debt Maturities	8	17	13	30
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

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. Maturities of finance receivables and investment in operating leases in the table above include expected prepayments for our retail installment sale contracts and investment in operating leases. The table above also reflects adjustments to debt maturities to match the asset-backed debt maturities with the underlying asset maturities. All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond second quarter 2021. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of June 30, 2020, out of the $154 billion of assets, $76 billion are unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5 and 9 of our Notes to the Financial Statements for additional information.

Funding and Liquidity Risks

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets (such as from the impact of COVID-19), and the effects of regulatory changes on the financial markets. Refer to the “Funding and Liquidity Risks” section of Item 7 of Exhibit 99 of our April 29, 2020 Form 8-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage and managed leverage (in billions):

	June 30, 2019	December 31, 2019	June 30, 2020
Leverage Calculation
Debt	$141.5	$140.0	$135.3
Adjustments for cash	(14.1)	(11.7)	(17.1)
Adjustments for derivative accounting	(0.6)	(0.5)	(1.8)
Total adjusted debt	$126.8	$127.8	$116.4

Equity	$14.9	$14.3	$13.8
Adjustments for derivative accounting	(0.1)	—	—
Total adjusted equity	$14.8	$14.3	$13.8

Financial statement leverage (to 1) (GAAP)	9.5	9.8	9.8
Managed leverage (to 1) (Non-GAAP)	8.6	8.9	8.5

We plan our managed leverage by considering market conditions and the risk characteristics of our business. At June 30, 2020, our financial statement leverage was 9.8:1, and managed leverage was 8.5:1. We target managed leverage in the range of 8:1 to 9:1.

Outlook

We expect lower year-over-year EBT in both third and fourth quarter 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

As a result of the January 1, 2020 adoption of the CECL standard (ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments), we updated our Critical Accounting Estimates disclosure. For additional information on our Allowance for Credit Losses Critical Accounting Estimates, see “Critical Accounting Estimates” in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”), which are not expected to have a material impact to our financial statements or financial statement disclosures. For additional information, see Note 2 of our Notes to the Financial Statements.

ASU		Effective Date (a)
2019-12	Simplifying the Accounting for Income Taxes	January 1, 2021
__________

(a)	Early adoption is permitted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our Annual Report on Form 10-K for the year ended December 31, 2019, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2020, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $11 million over the next 12 months, compared with a decrease of $26 million at December 31, 2019. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2020, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.

The following risk factor supplements the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the risk factors described in our 2019 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K:

Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.  Ford and Ford Credit face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the deadly global outbreak of COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although restrictions have been partially eased in many locations, some areas that had previously eased restrictions have reverted to more stringent limitations on daily activities.

Consistent with the actions taken by governmental authorities, in late March 2020, Ford idled its manufacturing operations in regions around the world other than China, where manufacturing operations were suspended in January and February before beginning to resume operations in March. Beginning in May 2020, taking a phased approach and after introducing new safety protocols at its plants, Ford resumed manufacturing operations around the world, and by July 2020, Ford returned to pre-COVID-19 production levels in North America, Europe, and China.

The economic slowdown attributable to COVID-19 led to a global decrease in vehicle sales in markets around the world. As described in more detail under “Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, a sustained decline in vehicle sales would have a substantial adverse effect on Ford’s financial condition, results of operations, and cash flow. Moreover, as a result of the restrictions described above and consumers’ reaction to COVID-19 in general, showroom traffic at dealers dropped significantly and many dealers temporarily ceased normal operations, thereby reducing the demand for Ford’s products and leading dealers to purchase fewer vehicles from Ford, as well as a reduction in parts and accessories sales. To the extent dealer operations are impacted by restrictions on daily activities, it could have a substantial adverse effect on Ford’s financial condition, liquidity, and results of operations.

The predominant share of Ford Credit’s business consists of financing Ford and Lincoln vehicles, and the duration or reemergence of COVID-19 or similar public health issues may negatively impact the level of originations at Ford Credit. For example, Ford’s suspension of manufacturing operations, a significant decline in dealer showroom traffic, and / or a reduction of operations at dealers may lead to a significant decline in Ford Credit’s consumer and non-consumer originations. Moreover, a sustained decline in sales could have a significant adverse effect on dealer profitability and creditworthiness. Further, COVID-19 has had a significant negative impact on many businesses and unemployment rates have increased sharply from pre-COVID-19 levels. Ford Credit expects the economic uncertainty and higher unemployment to result in higher defaults in its consumer portfolio, and prolonged unemployment is expected to have a negative impact on both new and used vehicle demand.

The global economic slowdown and stay-at-home orders enacted across the United States disrupted auction activity in many locations, which adversely impacted and caused delays in realizing the resale value for off-lease and repossessed vehicles. Although auction performance has improved, future or additional restrictions could have a similar adverse impact on Ford Credit. For more information about the impact of higher credit losses and lower residual values on Ford Credit’s business, see “Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The full impact of COVID-19 on Ford and Ford Credit’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak (including any potential second wave or future waves), its impact on customers, dealers, and suppliers, how quickly normal economic conditions, operations, and the demand for Ford’s products can resume, the duration and severity of the current recession, and any permanent behavioral changes that the pandemic may cause. For example, in the event manufacturing operations are again suspended, fully ramping up Ford’s production schedule to prior levels may take longer than the prior resumption and will depend, in part, on whether Ford’s suppliers and dealers have resumed normal operations. Ford’s automotive operations generally do not realize revenue while its manufacturing operations are suspended, but Ford continues to incur operating and non-operating expenses, resulting in a deterioration of its cash flow. Accordingly, any significant future disruption to Ford’s production schedule, whether as a result of Ford’s or a supplier’s suspension of operations, could have a substantial adverse effect on its financial condition, liquidity, and results of operations. Further, government-sponsored liquidity or stimulus programs in response to COVID-19 may not be available to Ford or Ford Credit or their customers, suppliers, or dealers, and if available, may nevertheless be insufficient to address the impacts of COVID-19. Moreover, Ford’s supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations. While the ultimate impact on Ford and Ford Credit’s financial condition and results of operations cannot be determined at this time, Ford and Ford Credit continue to expect their full year 2020 results of operations to be adversely affected by COVID-19.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	July 30, 2020