Form 10-Q
period 2020-09-30
FORD MOTOR CREDIT CO LLC
filed 2020-10-29
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
0.623% Notes due June 28, 2023*	F/23E	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.125% Notes due on June 20, 2024*	F/24O	New York Stock Exchange
3.021% Notes due March 6, 2024*	F/24M	New York Stock Exchange
4.535% Notes due March 6, 2025*	F/25K	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
1.514% Notes due February 17, 2023*	F/23G	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
1.744% Notes due July 19, 2024*	F/24R	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
3.683% Notes due on December 3, 2024*	F/24Q	New York Stock Exchange
3.250% Notes due September 15, 2025*	F/25M	New York Stock Exchange
Floating Rate Notes due May 14, 2021*	F/21C	New York Stock Exchange
Floating Rate Notes due December 1, 2021*	F/21AQ	New York Stock Exchange
Floating Rate Notes due December 7, 2022*	F/22T	New York Stock Exchange
Floating Rate Notes due November 15, 2023*	F/23D	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
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

Exhibit Index begins on page 47

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended September 30,
	2019	2020	2019	2020
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,480	$1,407	$4,429	$4,267
Retail financing	987	1,008	2,958	2,925
Dealer financing	534	345	1,738	1,171
Other financing	23	22	73	71
Total financing revenue	3,024	2,782	9,198	8,434
Depreciation on vehicles subject to operating leases	(894)	(537)	(2,712)	(2,579)
Interest expense	(1,081)	(792)	(3,316)	(2,615)
Net financing margin	1,049	1,453	3,170	3,240
Other revenue
Insurance premiums earned	43	32	136	113
Fee based revenue and other	60	41	175	133
Total financing margin and other revenue	1,152	1,526	3,481	3,486
Expenses
Operating expenses	350	311	1,064	978
Provision for credit losses (Note 4)	93	86	189	765
Insurance expenses	33	16	103	82
Total expenses	476	413	1,356	1,825

Other income / (loss), net (Note 10)	60	10	243	35

Income before income taxes	736	1,123	2,368	1,696
Provision for / (Benefit from) income taxes	165	264	581	409
Net income	$571	$859	$1,787	$1,287

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2019	2020	2019	2020
	Third Quarter		First Nine Months
	(unaudited)
Net income	$571	$859	$1,787	$1,287
Other comprehensive income / (loss), net of tax
Foreign currency translation	(210)	238	(182)	(23)
Comprehensive income / (loss)	$361	$1,097	$1,605	$1,264

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2019	September 30, 2020
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,067	$11,078
Marketable securities (Note 3)	3,296	4,248
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	106,131	97,021
Finance leases	8,186	7,843
Total finance receivables, net of allowance for credit losses of $513 and $1,314 (Note 4)	114,317	104,864
Net investment in operating leases (Note 5)	27,659	26,617
Notes and accounts receivable from affiliated companies	863	1,017
Derivative financial instruments (Note 7)	1,128	2,524
Assets held-for-sale (Note 1 and Note 4)	1,698	38
Other assets (Note 8)	3,398	4,132
Total assets	$161,426	$154,518

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,002	$1,064
Affiliated companies	421	687
Total accounts payable	1,423	1,751
Debt (Note 9)	140,029	133,073
Deferred income taxes	2,593	2,731
Derivative financial instruments (Note 7)	356	582
Liabilities held-for-sale (Note 1)	45	—
Other liabilities and deferred revenue (Note 8)	2,633	2,097
Total liabilities	147,079	140,234

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss)	(785)	(808)
Retained earnings	9,905	9,865
Total shareholder’s interest	14,347	14,284
Total liabilities and shareholder’s interest	$161,426	$154,518

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2019	September 30, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$3,202	$2,905
Finance receivables, net	58,478	48,490
Net investment in operating leases	14,883	14,613
Derivative financial instruments	12	—
LIABILITIES
Debt	$50,865	$44,766
Derivative financial instruments	19	69

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2018	$5,227	$(829)	$10,577	$14,975
Net income	—	—	603	603
Other comprehensive income / (loss), net of tax	—	20	—	20
Distributions declared	—	—	(675)	(675)
Balance at March 31, 2019	$5,227	$(809)	$10,505	$14,923

Net income	$—	$—	$613	$613
Other comprehensive income / (loss), net of tax	—	8	—	8
Distributions declared	—	—	(650)	(650)
Balance at June 30, 2019	$5,227	$(801)	$10,468	$14,894

Net income	$—	$—	$571	$571
Other comprehensive income / (loss), net of tax	—	(210)	—	(210)
Distributions declared	—	—	(1,100)	(1,100)
Balance at September 30, 2019	$5,227	$(1,011)	$9,939	$14,155

Balance at December 31, 2019	$5,227	$(785)	$9,905	$14,347
Net income	—	—	21	21
Other comprehensive income / (loss), net of tax	—	(348)	—	(348)
Adoption of accounting standard (Note 2)	—	—	(202)	(202)
Distributions declared	—	—	(275)	(275)
Balance at March 31, 2020	$5,227	$(1,133)	$9,449	$13,543

Net income	$—	$—	$407	$407
Other comprehensive income / (loss), net of tax	—	87	—	87
Distributions declared	—	—	(275)	(275)
Balance at June 30, 2020	$5,227	$(1,046)	$9,581	$13,762

Net income	$—	$—	$859	$859
Other comprehensive income / (loss), net of tax	—	238	—	238
Distributions declared	—	—	(575)	(575)
Balance at September 30, 2020	$5,227	$(808)	$9,865	$14,284

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2019	2020
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net Income	$1,787	$1,287
Adjustments to reconcile net income to net cash provided in operations
Provision for credit losses	189	765
Depreciation and amortization	3,306	3,150
Amortization of upfront interest supplements	(1,605)	(1,634)
Net change in finance receivables held-for-sale	—	(74)
Net change in deferred income taxes	137	234
Net change in other assets	58	(1,235)
Net change in other liabilities	228	(205)
All other operating activities	109	159
Net cash provided by / (used in) operating activities	4,209	2,447

Cash flows from investing activities
Purchases of finance receivables	(28,449)	(32,145)
Principal collections of finance receivables	31,628	30,006
Purchases of operating lease vehicles	(9,728)	(8,523)
Proceeds from termination of operating lease vehicles	7,135	7,227
Net change in wholesale receivables and other short-duration receivables	2,822	11,758
Proceeds from sale of business	—	1,340
Purchases of marketable securities	(4,438)	(6,957)
Proceeds from sales and maturities of marketable securities	2,322	6,029
Settlements of derivatives	87	(107)
All other investing activities	(41)	81
Net cash provided by / (used in) investing activities	1,338	8,709

Cash flows from financing activities
Proceeds from issuances of long-term debt	33,423	30,168
Principal payments on long-term debt	(33,216)	(34,807)
Change in short-term debt, net	(1,190)	(3,331)
Cash distributions to parent	(2,425)	(1,125)
All other financing activities	(87)	(79)
Net cash provided by / (used in) financing activities	(3,495)	(9,174)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(93)	2

Net increase / (decrease) in cash, cash equivalents and restricted cash	$1,959	$1,984

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$9,747	$9,268
Net increase / (decrease) in cash, cash equivalents and restricted cash	1,959	1,984
Cash, cash equivalents and restricted cash at end of period (Note 3)	$11,706	$11,252

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Current Report on Form 8-K filed on April 29, 2020 (“April 29, 2020 Form 8-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). We reclassify certain prior period amounts in our consolidated financial statements to conform to current year presentation.

Global Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures.  As a result, extraordinary actions were taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions included travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

Consistent with the actions taken by governmental authorities, by late March 2020, nearly all of our employees, other than in China, began working remotely in order to reduce the spread of COVID-19. Our remote work arrangements have been designed to allow for continued operation of business functions, including originating and servicing customer contracts, financial reporting, and internal control.

Our results include adjustments due to the impact of COVID-19, the most significant of which was a charge to the provision for credit losses. The majority of this adjustment was recorded in the first quarter and there were no material adjustments related to COVID-19 in the third quarter. See Note 4 for additional information.

Restructuring Actions

Beginning in the fourth quarter of 2019, we determined that it was not probable that we would hold certain assets and liabilities for more than the following twelve months, and these assets and liabilities were reported as held-for-sale.  The total value of our Assets held-for-sale presented at fair value at December 31, 2019 and September 30, 2020 were $1,698 million and $38 million, respectively, and Liabilities held-for-sale presented at fair value at December 31, 2019 were $45 million. There were no Liabilities held-for-sale at September 30, 2020.

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

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2020 for the adoption of ASU 2016-13 was as follows (in millions):

	Balance at December 31, 2019	Adjustments due to ASU 2016-13	Balance at January 1, 2020
Assets
Retail installment contracts, dealer financing, and other financing	$106,131	$(230)	$105,901
Finance leases	8,186	(22)	8,164
Other assets	3,398	(8)	3,390
Liabilities
Deferred income taxes	2,593	(58)	2,535
Equity
Retained earnings	9,905	(202)	9,703

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.
On April 1, 2020, we adopted the new standard, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR), if certain criteria are met. As of September 30, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis (in millions):

	Fair Value Level	December 31, 2019	September 30, 2020
Cash and cash equivalents
U.S. government	1	$—	$1,217
U.S. government agencies	2	—	850
Non-U.S. government and agencies	2	350	1,105
Corporate debt	2	604	900
Total marketable securities classified as cash equivalents		954	4,072
Cash, time deposits and money market funds		8,113	7,006
Total cash and cash equivalents		$9,067	$11,078

Marketable securities
U.S. government	1	$195	$1,275
U.S. government agencies	2	210	235
Non-U.S. government and agencies	2	2,408	2,111
Corporate debt	2	193	313
Other marketable securities	2	290	314
Total marketable securities		$3,296	$4,248

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the statements of cash flows, are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2019	September 30, 2020
Cash and cash equivalents	$9,067	$11,078
Restricted cash included in other assets (a)	139	174
Cash, cash equivalents and restricted cash in assets held-for-sale	62	—
Total cash, cash equivalents, and restricted cash	$9,268	$11,252
__________
(a)Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2019	September 30, 2020
Consumer
Retail installment contracts, gross	$68,998	$73,336
Finance leases, gross	8,566	8,244
Retail financing, gross	77,564	81,580
Unearned interest supplements from Ford and affiliated companies	(3,589)	(4,091)
Consumer finance receivables	73,975	77,489

Non-Consumer
Dealer financing	38,910	26,992
Other financing	1,945	1,697
Non-Consumer finance receivables	40,855	28,689
Total recorded investment	$114,830	$106,178

Recorded investment in finance receivables	$114,830	$106,178
Allowance for credit losses	(513)	(1,314)
Total finance receivables, net	$114,317	$104,864

Net finance receivables subject to fair value (a)	$106,131	$97,021
Fair value (b)	106,260	98,426
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2019 and 2020 was $90 million and $96 million, respectively, and for the first nine months of 2019 and 2020 was $279 million and $268 million, respectively, and is included in Retail financing on the consolidated income statements.

At December 31, 2019 and September 30, 2020, accrued interest was $253 million and $185 million, respectively, which we report in Other assets on the consolidated balance sheets.

Included in recorded investment in finance receivables were consumer and non-consumer receivables that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. See Note 6 for additional information.

The value of finance receivables considered held-for-sale at December 31, 2019 was $1.5 billion, primarily made up of $1.2 billion of Forso Nordic AB related finance receivables. At September 30, 2020, there were $38 million of certain wholesale finance receivables specifically identified as held-for-sale. These held-for-sale values are reported in Assets held-for-sale on the consolidated balance sheets. See Note 1 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit Quality

Consumer Portfolio

Credit quality ratings for consumer receivables are based on aging. Consumer receivables credit quality ratings are as follows:

•Pass – current to 60 days past due;
•Special Mention – 61 to 120 days past due and in intensified collection status; and
•Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

The credit quality analysis of consumer receivables at December 31, 2019 was as follows (in millions):

Consumer
31-60 days past due	$839
61-120 days past due	166
Greater than 120 days past due	35
Total past due	1,040
Current	72,935
Total	$73,975

The credit quality analysis of consumer receivables at September 30, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total
Consumer
31-60 days past due	$45	$58	$99	$141	$141	$76	$560
61-120 days past due	7	14	28	45	48	22	164
Greater than 120 days past due	13	7	7	8	7	1	43
Total past due	65	79	134	194	196	99	767
Current	1,141	3,292	8,011	15,466	22,526	26,286	76,722
Total	$1,206	$3,371	$8,145	$15,660	$22,722	$26,385	$77,489

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

Dealers are assigned to one of four groups according to risk ratings as follows:

•Group I – strong to superior financial metrics;
•Group II – fair to favorable financial metrics;
•Group III – marginal to weak financial metrics; and
•Group IV – poor financial metrics, including dealers classified as uncollectible.

The credit quality analysis of dealer financing receivables at December 31, 2019 was as follows (in millions):

Dealer financing
Group I	$31,206
Group II	5,407
Group III	2,108
Group IV	189
Total (a)	$38,910
__________
(a)Total past due dealer financing receivables at December 31, 2019 were $62 million.

The credit quality analysis of dealer financing receivables at September 30, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2016	2016	2017	2018	2019	2020	Total	Wholesale Loans	Total
Group I	$528	$130	$142	$132	$72	$301	$1,305	$19,394	$20,699
Group II	46	21	15	35	4	89	210	4,520	4,730
Group III	9	—	3	17	3	41	73	1,356	1,429
Group IV	2	3	—	—	2	5	12	122	134
Total (a)	$585	$154	$160	$184	$81	$436	$1,600	$25,392	$26,992
__________
(a)Total past due dealer financing receivables at September 30, 2020 were $126 million.

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

We have offered various programs to provide relief to customers and dealers impacted by COVID-19. These programs, which were broadly available to our customers and dealers during the first half of 2020, included payment extensions. We concluded that these programs did not meet TDR criteria. As of September 30, 2020, in the United States, we have received payments on nearly all the pandemic extensions offered to our customers, and no dealers were delinquent on their payments. The volume of payment extensions has returned to pre-COVID-19 levels and we continue to grant payment extensions to customers and dealers under our normal business practices.

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

For consumer receivables that share similar risk characteristics such as product type, initial credit risk, term, vintage, geography, and other relevant factors, we estimate the lifetime expected credit loss allowance based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default models to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. Probability of default models are developed from internal risk scoring models taking into account the expected probability of payment and time to default, adjusted for macroeconomic outlook and recent performance. The models consider factors such as risk evaluation at the time of origination, historical trends in credit losses (which include the impact of TDRs), and the composition and recent performance of the present portfolio (including vehicle brand, term, risk evaluation, and new / used vehicles). The loss given default is the percentage of the expected balance due at default that is not recoverable, taking into account the expected collateral value and trends in recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies). Monthly exposures are equal to the receivables’ expected outstanding principal and interest balance.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The loss allowance incorporates forward-looking macroeconomic conditions for baseline, upturn, and downturn scenarios. Three separate credit loss allowances are calculated from these scenarios. They are then probability-weighted to determine the credit loss allowance recognized in the financial statements. We use forecasts from a third party that revert to a long-term historical average after a reasonable and supportable forecasting period, which is specific to the particular macroeconomic variable and which varies by market. We update the forward-looking macroeconomic forecasts quarterly.

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

Wholesale Loans. We estimate the allowance for credit losses for wholesale loans based on historical loss-to-receivable (“LTR”) ratios, expected future cash flows, and the fair value of collateral. For wholesale loans with similar risk characteristics, the allowance for credit losses is estimated on a collective basis using the LTR model and management judgment. The LTR model is based on the most recent years of history. An LTR is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding unearned interest supplements and allowance for credit losses. The average LTR is multiplied by the end-of-period balances, representing the lifetime expected credit loss reserve.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2019 (a)			First Nine Months 2019 (a)
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513	$566	$23	$589
Charge-offs	(129)	(1)	(130)	(383)	(18)	(401)
Recoveries	41	—	41	129	8	137
Provision for credit losses	93	—	93	187	2	189
Other (b)	(3)	(1)	(4)	(1)	—	(1)
Ending balance	$498	$15	$513	$498	$15	$513

	Third Quarter 2020			First Nine Months 2020
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,211	$74	$1,285	$496	$17	$513
Adoption of ASU 2016-13 (c)	—	—	—	247	5	252
Charge-offs	(104)	(5)	(109)	(329)	(6)	(335)
Recoveries	41	2	43	117	5	122
Provision for credit losses	95	(9)	86	723	42	765
Other (b)	8	1	9	(3)	—	(3)
Ending balance	$1,251	$63	$1,314	$1,251	$63	$1,314
__________
(a)The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019.
(b)Primarily represents amounts related to translation adjustments.
(c)Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020. See Note 2 for additional information.

During the third quarter and first nine months of 2020, the allowance for credit losses increased $29 million and $801 million, respectively. The change in the third quarter of 2020 reflects an increase to the reserve of $20 million associated with higher balances in our finance receivables portfolio, as well as an increase for translation adjustments. The relatively moderate reserve increase in the third quarter also reflects our view that future economic conditions are largely unchanged from our assumptions at June 30, 2020. The change in the first nine months of 2020 reflects an increase to the reserve of $252 million related to the adoption of ASU 2016-13, with the remainder primarily related to economic conditions attributable to the COVID-19 pandemic.

The change to the reserve due to the impact of COVID-19 reflects economic uncertainty which, along with the expectation of continued higher unemployment, has increased the probability of default and loss given default rates used in our estimate of the lifetime expected credit losses for our consumer portfolio, especially in the United States. These economic trends and conditions are also expected to negatively impact our dealers. Although net charge-offs during the third quarter and first nine months of 2020 remained low, reflecting government relief programs and our customer payment deferral programs, the future impact of COVID-19 on credit losses is expected to be adverse.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consists primarily of lease contracts for vehicles with individuals, daily rental companies, and fleet customers with terms of 60 months or less. Included in Net investment in operating leases are net investment in operating leases that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. See Note 6 for additional information.
Net investment in operating leases was as follows (in millions):

	December 31, 2019	September 30, 2020
Vehicles, at cost (a)	$33,431	$32,457
Accumulated depreciation	(5,772)	(5,840)
Net investment in operating leases	$27,659	$26,617
__________
(a)Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

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
We use special purpose entities to issue asset-backed securities in our securitization transactions. We have deemed most of these special purpose entities to be VIEs of which we are the primary beneficiary. The asset-backed securities are backed by finance receivables and interests in net investment in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and rights to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

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
Most of these securitization transactions utilize VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	December 31, 2019
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.8	$32.6	$0.2	$32.4	$28.0
Wholesale financing	0.9	26.1	—	26.1	13.4
Finance receivables	2.7	58.7	0.2	58.5	41.4
Net investment in operating leases	0.5	14.9	—	14.9	9.5
Total VIE	$3.2	$73.6	$0.2	$73.4	$50.9

Non-VIE
Retail financing	$0.3	$5.7	$—	$5.7	$5.1
Wholesale financing	—	0.7	—	0.7	0.6
Finance receivables	0.3	6.4	—	6.4	5.7
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.4	$—	$6.4	$5.7

Total securitization transactions
Retail financing	$2.1	$38.3	$0.2	$38.1	$33.1
Wholesale financing (d)	0.9	26.8	—	26.8	14.0
Finance receivables	3.0	65.1	0.2	64.9	47.1
Net investment in operating leases	0.5	14.9	—	14.9	9.5
Total securitization transactions	$3.5	$80.0	$0.2	$79.8	$56.6
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance costs.
(d)The adjusted pool balance of the wholesale finance receivables owned by the securitization trusts was $26.8 billion and the required pool balance was $18.1 billion. As of December 31, 2019, the adjusted pool balance was $8.7 billion higher than the required pool balance.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	September 30, 2020
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.9	$32.0	$0.4	$31.6	$25.2
Wholesale financing	0.2	16.9	—	16.9	10.4
Finance receivables	2.1	48.9	0.4	48.5	35.6
Net investment in operating leases	0.8	14.6	—	14.6	9.2
Total VIE	$2.9	$63.5	$0.4	$63.1	$44.8

Non-VIE
Retail financing	$0.4	$9.1	$0.1	$9.0	$8.3
Wholesale financing	—	0.5	—	0.5	0.1
Finance receivables	0.4	9.6	0.1	9.5	8.4
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$9.6	$0.1	$9.5	$8.4

Total securitization transactions
Retail financing	$2.3	$41.1	$0.5	$40.6	$33.5
Wholesale financing (d)	0.2	17.4	—	17.4	10.5
Finance receivables	2.5	58.5	0.5	58.0	44.0
Net investment in operating leases	0.8	14.6	—	14.6	9.2
Total securitization transactions	$3.3	$73.1	$0.5	$72.6	$53.2
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance cost.
(d)The adjusted pool balance of the wholesale finance receivables owned by the securitization trusts was $17.4 billion and the required pool balance was $13.5 billion. As of September 30, 2020, the adjusted pool balance was $3.9 billion higher than the required pool balance.

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
Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$—	$94	$(32)	$190
Fair value changes on hedging instruments	203	(103)	927	1,119
Fair value changes on hedged debt	(194)	96	(910)	(1,095)
Cross-currency interest rate swap contracts (a)
Net interest settlements and accruals on hedging instruments	—	(1)	—	(1)
Fair value changes on hedging instruments	—	(10)	—	(10)
Fair value changes on hedged debt	—	6	—	6
Derivatives not designated as hedging instruments
Interest rate contracts	18	(4)	(12)	(90)
Foreign currency exchange contracts (b)	154	(106)	188	60
Cross-currency interest rate swap contracts	(257)	210	(261)	213
Total	$(76)	$182	$(100)	$392
__________
(a)During the third quarter of 2020, we began designating cross-currency interest rate swap contracts. We enter into cross-currency interest rate swaps to hedge our exposure to interest rate risk and foreign currency risk associated with the issuance of foreign denominated long-term debt. We report the change in fair value of the hedged debt and hedging instrument related to the change in the benchmark interest rate in Interest expense. We report the change in fair value of the hedged debt and hedging instrument related to foreign currency in Other income / (loss), net.
(b)Reflects forward contracts between Ford Credit and an affiliated company.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are reported on the balance sheets at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposures in the event of default or breach of the counterparty agreement. Collateral represents cash received or paid under reciprocal arrangements that we have entered into with our derivative counterparties, which we do not use to offset our derivative assets and liabilities.

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2019			September 30, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$26,577	$702	$19	$23,224	$1,417	$1
Cross-currency interest rate swap contracts	—	—	—	885	—	11
Derivatives not designated as hedging instruments
Interest rate contracts	68,914	275	191	71,071	675	510
Foreign currency exchange contracts	5,540	17	79	5,313	55	40
Cross-currency interest rate swap contracts	5,849	134	67	6,285	377	20
Total derivative financial instruments, gross (a) (b)	$106,880	$1,128	$356	$106,778	$2,524	$582
__________
(a)At December 31, 2019 and September 30, 2020, we held collateral of $18 million and $11 million, respectively, and we posted collateral of $78 million and $103 million, respectively.
(b)At December 31, 2019 and September 30, 2020, the fair value of assets and liabilities available for counterparty netting was $169 million and $300 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2019	September 30, 2020
Accrued interest and other non-finance receivables (a)	$898	$1,799
Prepaid reinsurance premiums and other reinsurance recoverables	687	705
Collateral held for resale, at net realizable value	843	623
Property and equipment, net of accumulated depreciation (b)	212	213
Deferred charges - income taxes	171	151
Investment in non-consolidated affiliates (c)	132	132
Operating lease assets	108	100
Other	347	409
Total other assets	$3,398	$4,132
__________
(a)Includes income tax receivable from affiliated companies of $0 and $959 million at December 31, 2019 and September 30, 2020, respectively.
(b)Accumulated depreciation was $393 million and $412 million at December 31, 2019 and September 30, 2020, respectively.
(c)Adoption of ASU 2016-13 reduced investment in non-consolidated affiliates by $8 million. See Note 2 for additional information.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2019	September 30, 2020
Unearned insurance premiums and fees	$806	$822
Interest payable	888	670
Income tax and related interest (a)	433	144
Operating lease liabilities	110	102
Deferred revenue	110	91
Other	286	268
Total other liabilities and deferred revenue	$2,633	$2,097
__________
(a)Includes income tax and interest payable to affiliated companies of $294 million and $15 million at December 31, 2019 and September 30, 2020, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2019	September 30, 2020	2019	2020	2019	2020
Short-term debt
Unsecured debt
Floating rate demand notes	$6,545	$5,907
Commercial paper	3,560	870
Other short-term debt	2,731	3,170
Asset-backed debt (a)	881	284
Total short-term debt	13,717	10,231	2.8%	1.7%	2.8%	1.7%
Long-term debt
Unsecured debt
Notes payable within one year	15,062	18,568
Notes payable after one year	55,148	49,946
Asset-backed debt (a)
Notes payable within one year	23,609	20,619
Notes payable after one year	32,162	32,326
Unamortized (discount) / premium	7	2
Unamortized issuance costs	(214)	(220)
Fair value adjustments (b)	538	1,601
Total long-term debt	126,312	122,842	3.0%	2.7%	3.0%	2.7%
Total debt	$140,029	$133,073	2.9%	2.6%	3.0%	2.6%

Fair value of debt (c)	$141,678	$132,647
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments relate to fair value hedges. The carrying value of hedged debt was $39.4 billion and $42.8 billion at December 31, 2019 and September 30, 2020, respectively.
(c)The fair value of debt includes $12.8 billion and $9.9 billion of short-term debt at December 31, 2019 and September 30, 2020, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 10. OTHER INCOME / (LOSS)

Other income / (loss) consists of various line items that are combined on the income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income / (loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Gains / (Losses) on derivatives	$(85)	$93	$(85)	$176
Currency revaluation gains / (losses)	52	(90)	36	(259)
Interest and investment income	88	13	250	103
Other	5	(6)	42	15
Total other income / (loss), net	$60	$10	$243	$35

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at September 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
Third Quarter 2019 (b)
Total revenue	$2,678	$286	$163	$3,127	$—	$3,127
Income before income taxes	583	78	20	681	55	736
Depreciation on vehicles subject to operating leases	884	10	—	894	—	894
Interest expense	912	86	82	1,080	1	1,081
Provision for credit losses	80	6	7	93	—	93

Third Quarter 2020
Total revenue	$2,510	$245	$100	$2,855	$—	$2,855
Income before income taxes	932	73	14	1,019	104	1,123
Depreciation on vehicles subject to operating leases	549	(12)	—	537	—	537
Interest expense	666	87	49	802	(10)	792
Provision for credit losses	79	1	6	86	—	86

First Nine Months 2019 (b)
Total revenue	$8,105	$896	$508	$9,509	$—	$9,509
Income before income taxes	1,794	305	115	2,214	154	2,368
Depreciation on vehicles subject to operating leases	2,681	31	—	2,712	—	2,712
Interest expense	2,782	252	275	3,309	7	3,316
Provision for credit losses	168	18	3	189	—	189
Net finance receivables and net investment in operating leases	118,065	25,518	5,135	148,718	(8,417)	140,301
Total assets	126,831	28,185	5,867	160,883	—	160,883

First Nine Months 2020
Total revenue	$7,589	$770	$321	$8,680	$—	$8,680
Income before income taxes	1,399	155	38	1,592	104	1,696
Depreciation on vehicles subject to operating leases	2,578	1	—	2,579	—	2,579
Interest expense	2,237	259	169	2,665	(50)	2,615
Provision for credit losses	675	68	22	765	—	765
Net finance receivables and net investment in operating leases (c)	114,266	22,023	4,329	140,618	(9,137)	131,481
Total assets	123,939	25,720	4,859	154,518	—	154,518
__________
(a)Finance receivables, net and Net investment in operating leases includes unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).
(b)Comparative information has been updated to reflect the reportable segments as of January 1, 2020.
(c)Excludes held-for-sale finance receivables.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We lease various land, buildings, and equipment under agreements that expire over various contractual periods ranging from less than one year to 30 years. Many of our leases contain one or more options to extend. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. The leased assets and liabilities are reported in Other assets and Other liabilities and deferred revenue, respectively, on our consolidated balance sheets.

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
The maximum potential payments under these guarantees and limited indemnities totaled $53 million and $144 million at December 31, 2019 and September 30, 2020, respectively. Of these values, $48 million and $61 million at December 31, 2019 and September 30, 2020, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2019 or September 30, 2020.

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

For nearly all matters where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE Bank plc (“FCE”) received a decision from the Italian Competition Authority, which included an assessment of a fine against FCE in the amount of €42 million (equivalent to $48.6 million at September 30, 2020).  On March 8, 2019, FCE appealed the decision and the fine. A hearing on our appeal was held on October 21, 2020, and a decision from the court is pending. The ultimate resolution of the matter could potentially take several years.  While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

The impact of COVID-19 has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although restrictions have been eased in many locations, some areas that had previously eased restrictions have reverted to more stringent limitations on daily activities, which presently includes areas within Mexico and Europe.

Remote Work Arrangements and Business Operations

The remote work arrangements that we implemented in the first quarter remain in place in most locations. Our remote work arrangements have been designed to allow for continued operation of business functions, including originating and servicing customer contracts, financial reporting, and internal control. Our controls and procedures have incorporated remote work arrangements using appropriate digital tools.

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

Liquidity

At the end of the third quarter of 2020, our liquidity was $31.3 billion. COVID-19 created significant volatility in the global economy and credit markets, and lower originations as a result of COVID-19 are projected to decrease the size of the balance sheet and our funding requirements in 2020. For additional information refer to the Funding and Liquidity section.

Enhanced Safety Standards

When we returned to work, we established new protocols to help protect the health and safety of our workforce.  Those measures remain in place today, including a daily, online health self-certification, a no-touch temperature scan upon entering our facilities, a policy requiring the use of face masks in our facilities, and measures to provide additional personal protective equipment, including face shields when employees’ jobs do not allow them to socially distance. We have also enhanced our cleaning protocols.

Forward Looking Information

The full impact of COVID-19 on our future results depends on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, dealers, and suppliers, Ford’s operations, customer demand for Ford’s products, and the rate at which economic conditions return to pre-COVID-19 levels. For additional information on the impact and potential impact of COVID-19 on us, see Item 1A. Risk Factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Definitions and Information Regarding Causal Factors

In general, we measure year-over-year changes in EBT using the causal factors listed below:

•Volume and Mix – Volume and Mix are primarily reflected within Net financing margin on the income statements.
◦Volume primarily measures changes in net financing margin driven by changes in average managed receivables at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicles sold and leased, the extent to which we purchase retail financing and operating lease contracts, the extent to which we provide wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through us, and the availability of cost-effective funding.
◦Mix primarily measures changes in net financing margin driven by period-over-period changes in the composition of our average managed receivables by product within each region.

•Financing Margin – Financing Margin is reflected within Net financing margin on the income statements.
◦Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average managed receivables at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average managed receivables for the same period.
◦Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management.

•Credit Loss – Credit Loss is reflected within Provision for credit losses on the income statements.
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses.
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the Critical Accounting Estimates section.

•Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statements.
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term and changes in our estimate of the number of vehicles that will be returned to us and sold. Depreciation on vehicles subject to operating leases reflects early termination losses on operating leases due to customer default events for all periods presented. For additional information, refer to the “Critical Accounting Estimates” section of Item 7 of Exhibit 99 of our Current Report on Form 8-K filed April 29, 2020 (“April 29, 2020 Form 8-K Report”).

•Exchange – Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars.

•Other – Primarily includes Operating expenses, Other revenue, Insurance expenses, and Other income / (Loss), net on the income statements at prior period exchange rates.
◦Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.
◦In general, other income / (loss) changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

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

•Securitization Cash (as shown in the Liquidity table) – Cash held for the benefit of the securitization investors (for example, a reserve fund).

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
•Total Net Receivables (as shown in the Key Metrics and Financial Condition tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors.

•    Unallocated Other (as shown in the Segment Results table) – Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Third Quarter			First Nine Months
GAAP Financial Measures	2019	2020	H / (L)	2019	2020	H / (L)
Total Net Receivables (billions)	$140	$131	(6)%	$140	$131	(6)%
Loss-to-Receivables (bps) (a)	51	30	(21)	48	35	(13)
Auction Values (b)	$20,130	$21,045	5%	$19,525	$19,890	2%
EBT (millions)	$736	$1,123	$387	$2,368	$1,696	$(672)
ROE	15%	24%	9 ppts	16%	12%	(4) ppts

Other Balance Sheet Metrics
Debt (billions)				$139	$133	(4)%
Net Liquidity (billions)				$35	$31	(11)%
Financial Statement Leverage (to 1)				9.8	9.3	(0.5)
__________
(a)U.S. retail financing only.
(b)U.S. 36-month off-lease third quarter auction values at Q3 2020 mix and YTD amounts at 2020 YTD mix.

Non-GAAP Financial Measures	September 30, 2019	September 30, 2020	H / (L)
Managed Receivables (billions) (a)	$149	$141	(5)%
Managed Leverage (to 1) (b)	8.8	8.2	(0.6)
__________
(a)See “Financial Condition” section for reconciliation to GAAP.
(b)See “Leverage” section for reconciliation to GAAP.

Third Quarter 2020 Compared with Third Quarter 2019

The following table shows the factors that contributed to the third quarter 2020 EBT (in millions):

Change in EBT by Causal Factor
Third Quarter 2019 EBT	$736
Volume / Mix	(49)
Financing Margin	3
Credit Loss	6
Lease Residual	344
Exchange	(2)
Other	85
Third Quarter 2020 EBT	$1,123

Our third quarter 2020 EBT was $1,123 million, $387 million higher than a year ago, primarily reflecting favorable auction performance on off-lease vehicles, a higher gain in market valuation adjustments to derivatives, and lower operating costs, partially offset by unfavorable volume resulting from lower receivables. ROE was 24%, 9 percentage points higher compared with a year ago as a result of higher EBT. Total Net receivables were $9 billion lower than a year ago, a 6% decline. The loss-to-receivables ratio remained at a low level in the third quarter, at 0.30%, 21 basis points lower than a year ago. Third quarter 2020 U.S. auction values were 5% higher than a year ago.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. This means we generate liquidity as our balance sheet size declines because of lower Ford volume. Managed receivables of $141 billion at quarter end were $8 billion lower year-over-year and $11 billion lower than at December 31, 2019. At the end of the third quarter, we had $31.3 billion in liquidity.

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

	Third Quarter			First Nine Months
	2019	2020	H / (L)	2019	2020	H / (L)
Results
U.S. and Canada segment	$583	$932	$349	$1,794	$1,399	$(395)
Europe segment	78	73	(5)	305	155	(150)
All Other segment	20	14	(6)	115	38	(77)
Total segments earnings before taxes	$681	$1,019	$338	$2,214	$1,592	$(622)
Unallocated other	55	104	49	154	104	(50)
Earnings before taxes	$736	$1,123	$387	$2,368	$1,696	$(672)
Taxes	(165)	(264)	(99)	(581)	(409)	172
Net Income	$571	$859	$288	$1,787	$1,287	$(500)

For additional information, see Note 11 of our Notes to the Financial Statements.

U.S. and Canada segment

The U.S. and Canada segment third quarter 2020 EBT of $932 million was $349 million higher compared with third quarter 2019, explained primarily by favorable auction performance on off-lease vehicles and lower borrowing costs. U.S. and Canada segment EBT of $1.4 billion for the first nine months of 2020 was $395 million lower compared with a year ago, explained primarily by an increase to the credit loss reserve due to COVID-19 and higher supplemental depreciation on operating leases, partially offset by favorable auction performance on off-lease vehicles, lower borrowing costs, and lower year-over-year credit losses.

Europe segment

The Europe segment third quarter 2020 EBT of $73 million was $5 million lower compared with third quarter 2019, explained primarily by lower receivables resulting from both the impact of COVID-19 and the effect of restructuring our European business, partially offset by lower operating costs, which primarily reflect the non-recurrence of 2019 restructuring costs. Europe segment EBT of $155 million for the first nine months of 2020 was $150 million lower than a year ago, explained primarily by the impact of COVID-19, which has resulted in lower receivables, increased credit loss reserves, and reduced margins, as well as the effect of restructuring the European business.

All Other segment

The All Other segment third quarter 2020 EBT of $14 million was $6 million lower compared with third quarter 2019, explained primarily by lower receivables. All Other segment EBT of $38 million for the first nine months of 2020 was $77 million lower compared with a year ago, explained primarily by lower receivables, weakening currency exchange in Argentina and Brazil, and unfavorable credit loss performance.

Unallocated Other

Unallocated Other was a $104 million gain for third quarter 2020, a $49 million increase compared with third quarter 2019, reflecting a larger gain in market valuation adjustments to derivatives. Unallocated Other was a $104 million gain for the first nine months of 2020, reflecting a $50 million lower gain in market valuation adjustments to derivatives compared with a year ago.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Share of Ford and Lincoln Sales (a)
United States	57%	55%	52%	63%
Canada	57	75	63	69
U.K.	40	40	39	42
Germany	44	39	47	39
China	35	40	34	37

Wholesale Share
United States	76%	74%	76%	74%
Canada	57	30	57	42
U.K.	100	100	100	100
Germany	93	93	93	93
China	59	64	61	60

Contract Placement Volume - New and Used (000)
United States	277	259	697	761
Canada	36	53	106	101
U.K	37	37	111	80
Germany	38	28	126	76
China	25	33	80	77
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet.

U.S. contract placement volume in the third quarter of 2020 was lower compared with a year ago, explained by lower industry volume and lower financing share, partially offset by higher Ford share. For the first nine months of 2020, U.S. contract placement volumes were up compared with a year ago, reflecting increased share as the result of Ford marketing programs and increased Ford share, partially offset by lower industry volume. Outside of the United States, contract placement volumes for the first nine months of 2020 were lower than a year ago due to a combination of lower share as well as lower Ford sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2019	December 31, 2019	September 30, 2020
Net Receivables
U.S. and Canada Segment
Consumer financing	$54.6	$55.4	$58.7
Non-Consumer financing	28.9	29.4	21.0
Net investment in operating leases	27.0	27.3	26.3
Total U.S. and Canada Segment	$110.5	$112.1	$106.0

Europe Segment
Consumer financing	$15.4	$14.8	$14.5
Non-Consumer financing	9.0	9.8	6.5
Net investment in operating leases	0.5	0.4	0.3
Total Europe Segment	$24.9	$25.0	$21.3

All Other Segment
Consumer financing	$3.4	$3.3	$3.0
Non-Consumer financing	1.5	1.6	1.2
Net investment in operating leases	—	—	—
Total Other Segment	$4.9	$4.9	$4.2

Total net receivables	$140.3	$142.0	$131.5

Managed Receivables
Total net receivables (GAAP)	$140.3	$142.0	$131.5
Held-for-sale receivables (GAAP)	—	1.5	0.0
Unearned interest supplements and residual support	6.8	6.7	6.7
Allowance for credit losses	0.5	0.5	1.3
Other, primarily accumulated supplemental depreciation	1.1	1.0	1.1
Total managed receivables (Non-GAAP)	$148.7	$151.7	$140.6

U.S. and Canada Segment Lease Mix
SUV / CUV	57%	56%	58%
Truck	30	27	32
Car	13	17	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition (Continued)

At September 30, 2019, December 31, 2019, and September 30, 2020, total net receivables includes consumer receivables before allowance for credit losses of $37.8 billion, $38.3 billion, and $41.1 billion, respectively, and non-consumer receivables before allowance for credit losses of $24.0 billion, $26.8 billion, and $17.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2019, December 31, 2019, and September 30, 2020, total net receivables includes net investment in operating leases of $12.7 billion, $14.9 billion, and $14.6 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Exhibit 99 of our April 29, 2020 Form 8-K Report and Note 6 of our Notes to the Financial Statements for the period ended September 30, 2020.
Total net receivables at September 30, 2020 were $8.8 billion lower compared with September 30, 2019 and $10.5 billion lower compared with December 31, 2019, primarily reflecting lower wholesale receivables.
Our operating lease portfolio was 20% of total net receivables at September 30, 2020. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We manage the credit risk of our consumer (retail financing) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the expected credit losses inherent in our finance receivables for the lifetime of those receivables as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment and is based on such factors as historical loss performance, portfolio quality, receivable levels, and forward-looking economic scenarios. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly.

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

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Origination Metrics
Average placement FICO	750	738	746	740
Higher risk portfolio mix	6%	6%	6%	6%
Greater than or equal to 84 months placement mix	3%	4%	4%	9%
Average placement term (months)	66	67	65	69

Our third quarter 2020 average placement FICO score decreased compared with the same period a year ago. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 6% of our portfolio and has been stable for over 10 years.

During the third quarter of 2020, our average retail financing placement term increased by one month from a year ago, and retail financing contracts of 84 months and longer returned to normal levels and continue to be a small part of our business. Ford Credit remains focused on managing the trade cycle—building customer relationships and loyalty while offering financing products and terms customers want. Ford Credit origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the U.S. retail financing business, which comprised 65% of our worldwide consumer finance receivables at September 30, 2020.

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.14%	0.13%	0.12%	0.15%
Repossessions (000)	7	5	20	15
Repossession ratio	1.32%	1.04%	1.23%	0.93%
Loss severity (000) (a)	$10.3	$9.8	$10.5	$10.7
Charge-offs (millions)	$61	$39	$171	$131
LTR ratio (b)	0.51%	0.30%	0.48%	0.35%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b) Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average managed receivables.

Delinquencies and charge-offs remained at low levels in the quarter. The third quarter 2020 repossession ratio and LTR ratio were lower compared with a year ago.

To help our existing customers, we implemented various retail financing and lease extension programs including payment deferrals, due date changes, and lease-end extensions. From mid-March through May 31, 2020, for customers who requested assistance, we granted payment extensions on about 10% of our global retail financing and operating lease contracts. To date, 99% of the customers receiving these extensions have made at least one payment following their extension. Requests for contract extensions have now returned to pre-pandemic levels.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Charge-offs (millions)	$89	$67	$264	$213
LTR ratio	0.30%	0.24%	0.29%	0.25%
Credit loss reserve (millions)	$513	$1,314	$513	$1,314
Reserve as percent of EOP Managed Receivables	0.44%	1.19%	0.44%	1.19%

Our worldwide charge-offs and LTR ratio were both lower than a year ago. Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking economic scenarios. The credit loss reserve and the reserve as a percent of managed receivables were both higher than a year ago, reflecting a $252 million increase to account for the Current Expected Credit Losses (“CECL”) adoption, with the remainder primarily related to a reserve increase driven by a higher probability of default reflecting an increase in unemployment outlook as a result of COVID-19. Our credit loss reserve reflects lifetime losses at about the same level as the second quarter. See Note 4 of our Notes to the Financial Statements for more information.

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

U.S. Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our U.S. operating lease portfolio, which represents 88% of our total net investment in operating leases at September 30, 2020.

	Third Quarter		First Nine Months
	2019	2020	2019	2020
Lease Share of Retail Sales
Ford Credit	19%	18%	20%	18%
Industry (a)	29%	27%	30%	29%

Placement Volume (000)
24-Month	11	12	29	32
36-Month	68	59	172	133
39-Month / Other	4	4	46	32
Total	83	75	247	197

Residual Performance
Return rates	76%	63%	78%	71%
Return volume (000)	70	65	220	190
Off-lease auction values (b)	$20,130	$21,045	$19,525	$19,890
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q3 2020 mix and YTD amounts at 2020 YTD mix.

Ford Credit’s U.S. operating lease share of retail sales in the third quarter of 2020 was lower compared with a year ago and remains well below the industry average, reflecting the Ford sales mix. Our third quarter 2020 total lease placement volume was down compared with a year ago, primarily reflecting lower industry volume and lower lease share, partially offset by higher Ford share.

Lease return volume and return rate in the third quarter of 2020 were down from a year ago, reflecting improved auction values. Our third quarter 2020 36-month off-lease auction values were up 5% year-over-year, and up 7% compared with second quarter 2020, performing better than expected. Auction operations have resumed to pre-COVID-19 levels including both online and in-person attendance. We are now forecasting full-year 2020 36-month off-lease auction values to be up about 2%, consistent with third party estimates.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020:

•On August 11, 2020, S&P affirmed the credit rating for Ford Credit at BB+, removed the rating from CreditWatch with negative implications, and revised the outlook to negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	R-4	Negative	BBB (low)
Fitch	BB+	B	Negative	BBB-
Moody’s	Ba2	NP	Negative	Baa3
S&P	BB+	B	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

We ended the third quarter of 2020 with $31.3 billion of liquidity. During the quarter, we completed $7 billion of public term funding. Lower expected originations as a result of COVID-19 are projected to decrease the size of the balance sheet and reduce our funding requirements in 2020. We expect to modestly increase ABS mix and prudently issue unsecured debt going forward.

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

The following table shows funding for our managed receivables (in billions):

Funding Structure	September 30, 2019	December 31, 2019	September 30, 2020
Term Debt (incl. Bank Borrowings)	$74	$73	$73
Term Asset-Backed Securities	55	57	53
Commercial Paper	4	4	1
Ford Interest Advantage / Deposits	7	7	6
Other	9	9	9
Equity	14	14	14
Adjustments for Cash	(14)	(12)	(15)
Total Managed Receivables (a)	$149	$152	$141

Securitized Funding as a percent of Managed Receivables	37%	38%	38%
__________
(a)Reconciliation to GAAP provided in the Financial Condition section.

Managed receivables of $141 billion as of September 30, 2020, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 38% at the end of the third quarter. We expect ABS mix to increase modestly going forward. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Public Term Funding Plan

The following table shows our issuances for full year 2018 and 2019, planned issuances for full year 2020, and our global public term funding issuances through October 27, 2020, excluding short-term funding programs (in billions):

	2018 Actual	2019 Actual	2020 Forecast	Through October 27
Unsecured	$13	$17	$ 8 - 11	$8
Securitizations	14	14	12 - 13	11
Total public	$27	$31	21 - 24	$20
__________
Note: Numbers may not sum due to rounding

For 2020, we now project full year public term funding in the range of $21 billion to $24 billion. Through October 27, 2020, we have completed $20 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	September 30, 2019	December 31, 2019	September 30, 2020
Liquidity Sources
Cash	$14.3	$11.7	$14.6
Committed asset-backed facilities	35.2	36.6	37.4
Other unsecured credit facilities	2.6	3.0	2.4
Ford corporate credit facility allocation	3.0	3.0	—
Total liquidity sources	$55.1	$54.3	$54.4

Utilization of Liquidity
Securitization cash	$(2.9)	$(3.5)	$(3.3)
Committed asset-backed facilities	(14.4)	(17.3)	(17.4)
Other unsecured credit facilities	(0.5)	(0.8)	(0.5)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(17.8)	$(21.6)	$(21.2)

Gross liquidity	$37.3	$32.7	$33.2
Adjustments (a)	(1.9)	0.4	(1.9)
Net liquidity available for use	$35.4	$33.1	$31.3
__________
(a)Includes asset-backed capacity in excess of eligible receivables and cash related to the Ford Credit Revolving Extended Variable-utilization program (“FordREV”), which can be accessed through future sales of receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity (Continued)

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. At September 30, 2020, our net liquidity available for use was $31.3 billion, $1.8 billion lower than year-end 2019. Our sources of liquidity include cash, committed asset-backed facilities, and unsecured credit facilities. At September 30, 2020, our liquidity sources including cash totaled $54.4 billion, up $0.1 billion from year-end 2019.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2020, our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) totaled $14.6 billion, compared with $11.7 billion at year-end 2019.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities included amounts to be used only to support our securitization transactions of $3.5 billion and $3.3 billion at December 31, 2019 and September 30, 2020, respectively.

Committed Capacity. At September 30, 2020, our committed capacity totaled $39.8 billion, compared with $42.6 billion at December 31, 2019. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $37.4 billion ($21.3 billion of retail financing, $4.8 billion of wholesale financing, and $11.3 billion of operating leases) at September 30, 2020. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $28.4 billion having maturities within the next twelve months and the remaining balance having maturities through third quarter 2022. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2020, $17.4 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of September 30, 2020, Ford Bank GmbH had liquidity in the form of €430 million (equivalent to $503 million) of senior ABS notes eligible for collateral in the European Central Bank’s monetary policy programs.

Unsecured Credit Facilities. At September 30, 2020, we and our majority-owned subsidiaries had $2.4 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Agreement. At September 30, 2020, $1.9 billion was available for use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity (Continued)

FCE’s £745 million (equivalent to $955 million at September 30, 2020) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank GmbH’s €240 million (equivalent to $281 million at September 30, 2020) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2022.  At September 30, 2020, all £745 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	October - December 2020	2021	2022	2023 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$49	$84	$112	$153
Total debt (b)	21	67	90	132
Memo: Unsecured Long-Term Debt Maturities	4	17	14	34
__________
(a)Includes gross finance receivables less the allowance for credit losses, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excluding amounts related to insurance activities). Amounts shown include the impact of expected prepayments.
(b)Excludes unamortized debt (discount) / premium, unamortized issuance costs, and fair value adjustments.

Maturities of investment in operating leases consist primarily of the portion of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. Maturities of finance receivables and investment in operating leases in the table above include expected prepayments for our retail installment sale contracts and investment in operating leases. The table above also reflects adjustments to debt maturities to match the asset-backed debt maturities with the underlying asset maturities. All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond third quarter 2021. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of September 30, 2020, we had $153 billion of assets, $77 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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

The following table shows the calculation of our financial statement leverage and managed leverage (in billions):

	September 30, 2019	December 31, 2019	September 30, 2020
Leverage Calculation
Debt	$139.3	$140.0	$133.1
Adjustments for cash	(14.3)	(11.7)	(14.6)
Adjustments for derivative accounting	(0.8)	(0.5)	(1.6)
Total adjusted debt	$124.2	$127.8	$116.9

Equity	$14.2	$14.3	$14.3
Adjustments for derivative accounting	—	—	0.1
Total adjusted equity	$14.2	$14.3	$14.4

Financial statement leverage (to 1) (GAAP)	9.8	9.8	9.3
Managed leverage (to 1) (Non-GAAP)	8.8	8.9	8.2

We plan our managed leverage by considering market conditions and the risk characteristics of our business. At September 30, 2020, our financial statement leverage was 9.3:1, and managed leverage was 8.2:1. We target managed leverage in the range of 8:1 to 9:1.

Outlook

We expect EBT in the fourth quarter of 2020 to be lower than the third quarter, driven by strong but lower auction values and lower disposals at auction, but higher than a year ago.

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

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including without limitation:

•Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19;
•Ford’s long-term competitiveness depends on the successful execution of global redesign and fitness actions;
•Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies;
•Operational systems, security systems, and vehicles could be affected by cyber incidents;
•Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, or other factors;
•Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;
•Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness;
•Ford’s new and existing products and mobility services are subject to market acceptance;
•Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;
•With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs and Brexit;
•Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event;
•Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors;
•Fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of our investments can have a significant effect on results;
•Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;
•Ford’s receipt of government incentives could be subject to reduction, termination, or clawback;
•Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;
•Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed;
•Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition;
•Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;
•Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations that may change in the future;
•Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, and data protection laws and regulations as well as consumer expectations for the safeguarding of personal information; and
•Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations.

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

ASU		Effective Date (a)
2019-12	Simplifying the Accounting for Income Taxes	January 1, 2021
2020-06	Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	January 1, 2022
__________
(a)Early adoption is permitted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our Annual Report on Form 10-K for the year ended December 31, 2019, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2020, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $4 million over the next 12 months, compared with a decrease of $26 million at December 31, 2019. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2020, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.

The following risk factor supplements the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the risk factors described in our 2019 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K:

Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.  Ford and Ford Credit face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the deadly global outbreak of COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent cases surge in any locations, stringent limitations on daily activities that may have been eased previously could be reinstated in those areas.

Consistent with the actions taken by governmental authorities, in late March 2020, Ford idled its manufacturing operations in regions around the world other than China, where manufacturing operations were suspended in January and February before beginning to resume operations in March. By May 2020, taking a phased approach and after introducing new safety protocols at its plants, Ford resumed manufacturing operations around the world.

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

As described in more detail under “Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, the volatility created by COVID-19 adversely affected Ford Credit’s access to the debt and securitization markets and its cost of funding, and any volatility in the capital markets as a result of a surge in cases of COVID-19 or for any other reason could have an adverse impact on Ford Credit’s access to those markets and its cost of funding.

ITEM 1A. Risk Factors. (Continued)

The full impact of COVID-19 on Ford and Ford Credit’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak (including any potential second wave or future waves), its impact on customers, dealers, and suppliers, how quickly normal economic conditions, operations, and the demand for Ford’s products can resume, the duration and severity of the current recession, and any permanent behavioral changes that the pandemic may cause. For example, in the event manufacturing operations are again suspended, fully ramping up Ford’s production schedule to prior levels may take longer than the prior resumption and will depend, in part, on whether Ford’s suppliers and dealers have resumed normal operations. Ford’s automotive operations generally do not realize revenue while its manufacturing operations are suspended, but Ford continues to incur operating and non-operating expenses, resulting in a deterioration of its cash flow. Accordingly, any significant future disruption to Ford’s production schedule, whether as a result of Ford’s or a supplier’s suspension of operations, could have a substantial adverse effect on its financial condition, liquidity, and results of operations. Further, government-sponsored liquidity or stimulus programs in response to COVID-19 may not be available to Ford or Ford Credit or their customers, suppliers, or dealers, and if available, may nevertheless be insufficient to address the impacts of COVID-19. Moreover, Ford’s supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations. Ford continues to expect its full year 2020 results of operations to be adversely affected by COVID-19.

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
__________
*Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	October 28, 2020