Form 10-K
period 2020-12-31
FORD MOTOR CREDIT CO LLC
filed 2021-02-05
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip code)

(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each Exchange on which registered
0.623% Notes due June 28, 2023*	F/23E	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.125% Notes due on June 20, 2024*	F/24O	New York Stock Exchange
3.021% Notes due March 6, 2024*	F/24M	New York Stock Exchange
4.535% Notes due March 6, 2025*	F/25K	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
1.514% Notes due February 17, 2023*	F/23G	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
1.744% Notes due July 19, 2024*	F/24R	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
3.683% Notes due on December 3, 2024*	F/24Q	New York Stock Exchange
3.250% Notes due September 15, 2025*	F/25M	New York Stock Exchange
2.748% Notes due on June 14, 2024*	F/24S	New York Stock Exchange
Floating Rate Notes due May 14, 2021*	F/21C	New York Stock Exchange
Floating Rate Notes due December 1, 2021*	F/21AQ	New York Stock Exchange
Floating Rate Notes due December 7, 2022*	F/22T	New York Stock Exchange
Floating Rate Notes due November 15, 2023*	F/23D	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

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

Exhibit Index begins on page 58

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020
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

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K Report” or “Report”) nor filed with the SEC.

Products and Services. We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting the dealers of those brands. We earn our revenue primarily from:

•Payments made under retail installment sale and finance lease (retail financing) and operating lease contracts that we originate and purchase;
•Interest rate supplements and other support payments from Ford and affiliated companies; and
•Payments made under dealer financing programs.

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

Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We segment our business based on geographic regions: the United States and Canada, Europe, and All Other. Items excluded in assessing segment performance because they are managed at the corporate level, i.e., market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other. For additional financial information regarding our operations by business segment and operations by geographic region, see Note 14 of our Notes to the Financial Statements.

Item 1. Business (Continued)
United States and Canada Segment

Our United States and Canada segment represented 79% and 80% of total managed receivables at year-end 2019 and 2020, respectively. Our United States operations accounted for 87% of the United States and Canada segment total managed receivables at both year-end 2019 and 2020. For additional information on how we review our business performance, including on a managed basis, refer to the “Overview” section of Item 7. Managed receivables are defined further in the “Financial Condition” section of Item 7.

Under the Ford Credit and Lincoln Automotive Financial Services brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles. Operations in some markets may also include joint ventures with local financial institutions and other third parties. In addition, other private label operations and alternative business arrangements exist in some markets.

Europe Segment

Our operations in Europe are managed primarily through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”). This segment represented 18% and 17% of total managed receivables at year-end 2019 and 2020, respectively. FCE operates in the United Kingdom, has branches in eight other European countries, and has operating subsidiaries in Germany, Switzerland, the Czech Republic, and Hungary that provide a variety of retail and dealer financing. The United Kingdom and Germany are our largest markets in Europe, representing 61% and 62% of Europe segment managed receivables at year-end 2019 and 2020, respectively. Customers and dealers in Italy, France, and Spain were 23% and 27% of Europe segment managed receivables at year-end 2019 and 2020, respectively. FCE, through its Worldwide Trade Financing (“WWTF”) division, provides financing to distributors and importers in about 70 countries where Ford has no national sales company presence. In addition, other private label operations and alternative business arrangements exist in some markets.

All Other Segment

Our All Other segment includes operations in Mexico, Brazil, Argentina, China, India, and a joint venture in South Africa. This segment represented 3% of total managed receivables at both year-end 2019 and 2020. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity, or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Ford’s 2020 Form 10-K Report”), filed separately with the SEC.

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

Competition

The automotive financing business is highly competitive, due in part to credit aggregation systems that permit dealers to send credit applications to multiple finance sources to evaluate financing options offered by these finance sources. Our principal competitors are:

•Banks;
•Independent finance companies;
•Credit unions;
•Leasing companies; and
•Other automobile manufacturers’ affiliated finance companies.

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

Item 1. Business (Continued)
We offer a variety of retail installment sale financing products. The average original term of our retail installment sale contracts in the United States was 65 months and 68 months for contracts purchased in 2019 and 2020, respectively. The increase is explained by marketing campaigns, primarily in the second quarter of 2020 that offered 0% financing for 84 months in response to COVID-19. Longer term contracts returned to historical levels in the second half of 2020. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations.

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

The amount we pay to a dealer for a lease, also called the acquisition cost, is based on the negotiated vehicle price agreed to between the dealer and the retail customer, less any vehicle trade-in allowance or down payment from the customer and special marketing cash payments offered by Ford Credit and Ford, plus any additional products, such as insurance and extended service plans, that are included in the contract. The customer makes monthly lease payments based on the purchase price less the contractual residual value of the vehicle, plus lease charges. Some of our lease programs, such as our Red Carpet Lease Advance Payment Plan, provide certain pricing advantages to customers who make all or some monthly payments at lease inception or purchase refundable higher mileage allowances. We generally require lease customers to carry fire, theft, liability, and collision insurance on leased vehicles. In the case of a contract default and repossession, the customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses.

In the United States, operating lease terms for new vehicles range primarily from 24 to 39 months. The average original lease term for contracts purchased was 35 months and 34 months for 2019 and 2020, respectively.

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

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 71 days in 2019 compared with 85 days in 2020. Our wholesale financing program includes financing of large multi-brand dealer groups.

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

Item 1. Business (Continued)
We promote our retail financing products primarily through pre-approved credit offers to prospective customers, point-of-sale information, and ongoing communications with existing customers. Our communications to these customers promote the advantages of our financing products, the availability of special plans and programs, and the benefits of affiliated products, such as extended warranties, service plans, insurance coverage, gap protection, and excess wear and use waivers. We also emphasize the quality of our customer service and the ease of making payments and transacting business with us. For example, through our website located at www.fordcredit.com or via our FordPass mobile application, a customer can make inquiries, review an account balance, examine current incentives, schedule an electronic payment, or qualify for a pre-approved credit offer.

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

Servicing

Consumer Financing

After we purchase retail financing contracts and operating leases from dealers and other customers, we manage the contracts during their contract terms. This management process is called servicing. We service the finance receivables and operating leases we originate and purchase. Our servicing duties include the following:

•Applying monthly payments from customers;
•Maintaining a security interest in the financed vehicle;
•Providing billing statements to customers;
•Responding to customer inquiries;
•Releasing our security interest on paid-off finance contracts;
•Contacting delinquent customers for payment;
•Arranging for the repossession of vehicles; and
•Selling repossessed and returned vehicles.

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

Supplier Operations. We engage vendors to perform some of our servicing processes. These processes include depositing monthly payments from customers, monitoring, processing, and storing documents and certificates of title that reflect the perfection of security interests and ownership in financed and leased vehicles, imaging of contracts and electronic data file maintenance, storing and processing paper and electronic contracts, generating and sending billing statements and other written communications to customers, providing telephonic payment systems for retail customers, handling of some inbound and outbound collections calls, and recovering deficiencies for selected accounts.

Item 1. Business (Continued)
Payment Extensions. A payment extension defers one or more past due payments and moves the scheduled maturity date by the number of months extended. Our guidelines for offering a payment extension generally require that the customer’s payment problem is temporary, the customer has an income source for making the next payment, and the customer has made at least one payment since the contract’s origination. Payment extensions are reviewed regularly by our servicing managers. When allowed by state law, we usually collect a fee on extensions. From mid-March through May 31, 2020, for customers who requested assistance, we granted extensions on about 10% of our global retail financing and operating lease contracts. Requests for contract extensions have now returned to pre-pandemic levels of about 1-2%.

Repossessions and Off-Lease Vehicles. We view repossession of a financed or leased vehicle as a final step that we undertake only after all other collection efforts have failed. Our United States and Canada systems also employ a web-based network of outside contractors who support the repossession process. In all of our markets, we sell repossessed vehicles and apply the proceeds to the amount owed on the customer’s account. We continue to attempt collection of any deficient amounts until the account is paid in full, we obtain mutually satisfactory payment arrangements with the debtor, or we determine that the account is uncollectible. Repossessed vehicles are reported in Other assets on our balance sheets at values that approximate expected net auction proceeds.

We manage the sale of returned leased vehicles and repossessed vehicles. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Returned leased vehicles are predominantly sold through an online auction, closed auctions in which only Ford and Lincoln dealers may participate, or at open auctions in which any licensed dealer can participate. Typically, repossessed vehicles are sold at open auctions.

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

Item 1. Business (Continued)
Insurance

We conduct insurance underwriting operations primarily through TARIC in the United States and Canada. TARIC offers a variety of products and services, including:

•Physical damage insurance coverage for Ford Credit financed vehicles at dealer locations;
•Physical damage insurance coverage for non-affiliated company financed vehicles, serviced by Ford Credit, at dealer locations;
•Physical damage insurance coverage for Ford and Lincoln vehicles in transit between final assembly plants and dealer locations;
•Contractual liability insurance on extended service contracts for Ford and its affiliates; and
•Commercial automobile and general liability insurance and surety bonds for Ford in the United States.

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

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income, but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenue in both 2019 and 2020.

Human Capital Resources

People Strategy and Governance

Caring for each other through valuing diversity, embracing inclusion, celebrating success, encouraging new thinking, supporting each other through change, and winning as a team is a key element of our plan to drive long-term business success. Our ultimate parent, Ford Motor Company, maintains an Executive People Forum consisting of the CEO and top leadership team that meets multiple times a month with a specific focus on people and organizational topics that will enable and accelerate delivery of the business plan. Key topic areas include our Enterprise People Strategy, Diversity & Inclusion, Organizational Fitness and Workforce Planning, and Leadership Development and Culture.

Diversity, Equity, and Inclusion

At Ford and Ford Credit, we believe that creating a culture of belonging for all our employees is foundational to our success and morally the right thing to do. We offer 10 Employee Resource Groups (“ERGs”) that represent various dimensions of our employee population, including racial, ethnic, gender, religious, sexual orientation and gender identity, and generational communities with chapters throughout the world, in addition to Diversity and Inclusion (“D&I”) Councils in every region. The ERGs and D&I Councils are instrumental in providing a voice to our globally diverse workforce and to help us better understand the employee experience.

Talent Attraction and Capability Assessment

In an environment where many employees are no longer bound to physical locations, where and how we source our talent is evolving. From a capability perspective, we are leveraging best practices in assessments and talent management to strengthen our current capabilities and future pipeline while reinforcing a culture of belonging, empowerment, and innovation. Further, we are also creating targeted learning experiences, democratizing learning and career development opportunities across the organization, and empowering employees to design their own career paths with skill development targeted for the roles of today and the future. Finally, the extent to which our People Leaders are equipped to care for, inspire, and empower our people plays a vital role in our strategy, and we are committed to helping our leaders strengthen these capabilities with dedicated learning paths and non-traditional learning opportunities.

Item 1. Business (Continued)
Employee Health and Safety

Nothing is more important than the health, safety, and well-being of our people, and we work hard to achieve world-class levels of safety year-over-year, through the application of policies and best practices. We maintain a robust safety culture to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking.

Ford and Ford Credit also embarked on a complex journey to address the people and business implications of the COVID-19 pandemic, including how we support and protect our employees, the communities where we operate, and our company assets. We created the COVID-19 Business Resumption Plan, i.e., “The Return-To-Work Playbook.” The Return-To-Work Playbook is our corporate guideline and aligns with recommendations from the World Health Organization, the Centers for Disease Control and Prevention, and country and local health departments. The Playbook’s core objective is to protect our employees and provide a safe work environment. The main elements of the Playbook include:

•Guidelines and requirements for completion of a daily health check survey
•Guidelines for temperature scanning prior to entering facilities
•Guidelines for appropriate use and application of Personal Protective Equipment
•Guidelines and recommendations for social distancing inside and outside of workstations
•Cleaning and disinfecting workstations and common areas
•Guidelines supporting handwashing methods and frequency
•Placement strategy for hand sanitizer stations

We will continue to be vigilant and pro-active in our efforts to effectively manage the COVID-19 pandemic.

Employee Wellbeing Initiatives

Our global, holistic approach to wellbeing encompasses the financial, social, mental / emotional, physical, and professional needs of our employees. Foundational to our wellbeing philosophy is providing a broad array of resources and solutions to educate employees and build capability and support for meeting individual wellbeing needs and goals. Our wellbeing program is an integral part of our total rewards strategy as we work to address business and employee challenges through a multi-channel approach that provides our diverse populations and global regions flexibility and choice to meet their specific needs.

We use data driven insights gathered through surveys, focus groups, and claims data to prioritize our wellbeing programs. Through our wellbeing offerings, e.g., work from home support and enhanced childcare and parental resources, we provide employees the resources they need to achieve their own sense of wellbeing and build an environment where employees and People Leaders care for each other as we deliver the business objectives.

Employee Sentiment Strategy

We leverage our ask / listen / observe framework to understand employee sentiment at Ford and Ford Credit. This approach is a holistic and consistent methodology that enables us to understand how employees are feeling in real time and act accordingly. Our measurement focuses on several areas that are key to our business: Employee Mental and Emotional Wellbeing, Health & Safety (including our COVID-19 safety protocols), Employee Experience, Culture, Diversity, Equity & Inclusion, Leadership, and Strategic Alignment. A critical element of our measurement program is ensuring that data ends up in the hands of those who are best positioned to drive meaningful change. To this end, leaders at all levels have access to dashboards with data from their teams and organizations, as well as personalized next step recommendations embedded into action planning tools. Our measurement approach is also used to inform our areas of focus as an organization and to evaluate the effectiveness of talent initiatives across the enterprise.

Employee Data

We employed approximately 6,800 and 6,400 full-time employees worldwide at year-end 2019 and 2020, respectively. Most employees are salaried and are not represented by a union.

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

Item 1. Business (Continued)
International

In some countries outside the United States, some of our subsidiaries, including FCE and Ford Bank GmbH (“Ford Bank”), are regulated and / or licensed banking institutions and are required, among other things, to maintain minimum capital and liquidity. FCE is authorized by the U.K. Prudential Regulation Authority (“PRA”) and regulated by the U.K. Financial Conduct Authority (“FCA”) and the PRA to carry on a range of regulated activities within the United Kingdom. Ford Bank is authorized by the European Central Bank and regulated by both the German Bundesbank and the German Federal Supervisory Authority (“BaFin”). Pursuant to the Capital Requirements Directive and Regulation, FCE operates through a branch and subsidiary network in 11 other European countries. In many locations where we operate, governmental authorities require us to obtain equivalent banking licenses to conduct our business.

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

Item 1. Business (Continued)
Certain Agreements with Ford and Affiliates

We and Ford are parties to a Second Amended and Restated Relationship Agreement (the “Relationship Agreement”) relating to our long-standing business practices with Ford. A copy of the Relationship Agreement was filed as an exhibit to our Current Report on Form 8-K dated March 19, 2020, and is incorporated by reference herein as an exhibit. Pursuant to the Relationship Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1. No capital contributions have been made to us pursuant to the Relationship Agreement.

In addition to the foregoing, the other principal terms of the Relationship Agreement include the following:

•Any extension of credit from us to Ford or any of Ford’s automotive affiliates will be on arm’s length terms and will be enforced by us in a commercially reasonable manner;
•We will not guarantee more than $500 million of the indebtedness of, make any investments in, or purchase any real property or manufacturing equipment classified as an automotive asset from Ford or any of Ford’s automotive affiliates;
•We will not be required by Ford or any of Ford’s automotive affiliates to accept credit or residual risk beyond what we would be willing to accept acting in a prudent and commercially reasonable manner (taking into consideration any interest rate supplements or residual value support payments, guarantees, or other subsidies that are provided to us by Ford or any of Ford’s automotive affiliates); and
•We and Ford are separate, legally distinct companies, and we will continue to maintain separate books and accounts. We will prevent our assets from being commingled with Ford’s assets, and hold ourselves out as a separate and distinct company from Ford and Ford’s automotive affiliates.

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2020 periods.

More information about agreements between us and Ford and other affiliates is contained in our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Ford’s 2020 Form 10-K Report.

ITEM 1A. Risk Factors.

We have listed below the material risk factors applicable to Ford or Ford Credit grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; and Legal and Regulatory Risks.

Operational Risks

Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.  Ford and Ford Credit face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the global outbreak of COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent cases surge in any locations, stringent limitations on daily activities that may have been eased previously could be reinstated in those areas. Further, if new strains of COVID-19 develop or sufficient amounts of vaccines are not available, not widely administered for a significant period of time, or otherwise prove ineffective, the impact of COVID-19 on the global economy, and, in turn, Ford and Ford Credit’s financial condition, liquidity, and results of operations could be material.

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

The economic slowdown attributable to COVID-19 led to a global decrease in vehicle sales in markets around the world. As described in more detail below under “Industry sales volume in any of Ford’s key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event,” a sustained decline in vehicle sales would have a substantial adverse effect on Ford’s financial condition, results of operations, and cash flow.

The predominant share of Ford Credit’s business consists of financing Ford and Lincoln vehicles, and the duration or resurgence of COVID-19 or similar public health issues may negatively impact the level of originations at Ford Credit. For example, Ford’s suspension of manufacturing operations, a significant decline in dealer showroom traffic, and / or a reduction of operations at dealers may lead to a significant decline in Ford Credit’s consumer and non-consumer originations. Moreover, a sustained decline in sales could have a significant adverse effect on dealer profitability and creditworthiness. Further, COVID-19 has had a significant negative impact on many businesses and unemployment rates have increased sharply from pre-COVID-19 levels. Ford Credit expects the economic uncertainty and higher unemployment to result in higher defaults in its consumer portfolio, and prolonged unemployment is expected to have a negative impact on both new and used vehicle demand.

The global economic slowdown and stay-at-home orders enacted across the United States disrupted auction activity in many locations, which adversely impacted and caused delays in realizing the resale value for off-lease and repossessed vehicles. Although auction performance has improved, future or additional restrictions could have a similar adverse impact on Ford Credit. For more information about the impact of higher credit losses and lower residual values on Ford Credit’s business, see “Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles” below.

As described in more detail below under “Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors,” the volatility created by COVID-19 adversely affected Ford Credit’s access to the debt and securitization markets and its cost of funding, and any volatility in the capital markets as a result of a surge in cases of COVID-19, new outbreaks, or for any other reason could have an adverse impact on Ford Credit’s access to those markets and its cost of funding.

Item 1A. Risk Factors (Continued)
The full impact of COVID-19 on Ford and Ford Credit’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak (including any potential future waves and the success of vaccination programs), its impact on customers, dealers, and suppliers, how quickly normal economic conditions, operations, and the demand for Ford’s products can resume, and any permanent behavioral changes that the pandemic may cause. For example, in the event manufacturing operations are again suspended, fully ramping up Ford’s production schedule to prior levels may take longer than the prior resumption and will depend, in part, on whether Ford’s suppliers and dealers have resumed normal operations. Ford’s automotive operations generally do not realize revenue while its manufacturing operations are suspended, but Ford continues to incur operating and non-operating expenses, resulting in a deterioration of its cash flow. Accordingly, any significant future disruption to Ford’s production schedule, whether as a result of Ford’s or a supplier’s suspension of operations, could have a substantial adverse effect on its financial condition, liquidity, and results of operations. Further, government-sponsored liquidity or stimulus programs in response to COVID-19 may not be available to Ford or Ford Credit or their customers, suppliers, or dealers, and if available, may nevertheless be insufficient to address the impacts of COVID-19. Moreover, Ford’s supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations.

The COVID-19 pandemic may also exacerbate other risks disclosed in our 2020 Form 10-K Report, including, but not limited to, Ford’s competitiveness, demand or market acceptance for its products, and shifting consumer preferences.

Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule, and a shortage of key components, such as semiconductors, can disrupt Ford’s production of vehicles. Ford’s products contain components that it sources globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in Ford’s supply chain, and the component cannot be easily sourced from a different supplier, the shortage may disrupt Ford’s production. For example, the automotive industry is facing a significant shortage of semiconductors. With up to fifty modules on a vehicle, Ford and its competitors who need integrated circuits are experiencing various levels of semiconductor impact. The semiconductor supply chain is complex, and a constrained wafer capacity is occurring deep in the chain. Global semiconductor makers allocated more capacity to meet surging demand for consumer electronics during the COVID-19 pandemic as automotive OEMs experienced industry-wide plant closures. At the same time, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels needed to support demand from all of their customers. Wafers have a long lead time for production, in some cases up to 30 weeks, which further exacerbates the shortage. When global automakers resumed vehicle production in 2020 – even more quickly than some expected – semiconductor supplies became further strained. A combination of these factors, including increased demand for consumer electronics, automotive shutdowns due to COVID-19, the rapid recovery of demand for vehicles, and long lead times for wafer production, is contributing to the shortage of semiconductors. A shortage of semiconductors or other key components can cause a significant disruption to Ford’s production schedule and have a substantial adverse effect on Ford’s financial condition or results of operations.

Ford’s long-term competitiveness depends on the successful execution of its Plan. Ford previously announced its plan for the global redesign of its business, pursuant to which Ford is working to turn around automotive operations, compete like a challenger, and capitalize on its strengths by allocating more capital, more resources, and more talent to its strongest business and vehicle franchises. Ford plans to do so by becoming more customer centric, embracing technology, and adopting processes that emphasize simplicity, speed and agility, efficiency, and accountability. The restructurings involved in turning around Ford’s automotive operations have resulted in charges that have had an adverse impact on its financial condition and results of operations, and Ford expects to incur additional charges in the future. Moreover, such restructuring actions may subject Ford to potential claims from employees, suppliers, dealers, or governmental authorities or harm its reputation. In addition, to further improve its business and overall competitiveness, Ford is attempting to leverage relationships with third parties, including various alliances and joint ventures as discussed below under “Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies.” Further, significant changes to Ford’s long-term business model in various regions may be necessary should they prove to be unviable. If Ford is not successful in executing the Plan or is delayed for reasons outside of its control, Ford may not be able to materially lower costs in the near term, improve its competitiveness in the long term, or realize the full benefits of its global redesign actions, which could have an adverse effect on Ford’s financial condition or results of operations.

Item 1A. Risk Factors (Continued)
Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. The National Highway Traffic Safety Administration’s (“NHTSA”) enforcement strategy has shifted to a significant increase in civil penalties levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production. For example, NHTSA and the automotive industry are currently engaged in a study of the safety of approximately 56 million Takata desiccated airbag inflators in the United States. Of these, approximately three and a half million of the inflators are in our vehicles. Should NHTSA determine that the inflators contain a safety defect, Ford and other manufacturers could potentially face significant incremental recall costs. Ford’s recent experience recalling about three million Takata airbag inflators with a different design resulted in Ford incurring a charge of $610 million in its fourth quarter 2020 results. Further, to the extent recall and customer satisfaction actions relate to defective components Ford receives from suppliers and Ford’s ability to recover from the suppliers may be limited by the suppliers’ financial condition. Ford accrues the estimated cost of both base warranty coverages and field service actions at the time a vehicle is sold, and it reevaluates the adequacy of its accruals on a regular basis. In addition, from time to time, Ford issues extended warranties at its expense, the estimated cost of which is accrued at the time of issuance. If warranty costs are greater than anticipated as a result of increased vehicle and component complexity, the adoption of new technologies, or otherwise, such costs could have an adverse effect on Ford’s financial condition or results of operations. Furthermore, launch delays, recall actions, and increased warranty costs could adversely affect Ford’s reputation or market acceptance of its products as discussed below under “Ford’s new and existing products and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and mobility industries.”

Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies. Ford has invested in, formed strategic alliances with, and announced or formed joint ventures with a number of companies, and it may expand those relationships or enter into similar relationships with additional companies. These initiatives typically involve enormous complexity and Ford may not be able to complete anticipated transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, Ford may not successfully integrate an alliance or joint venture with its operations, including the implementation of its controls, systems, procedures, and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between Ford and the other party. Further, to the extent Ford shares ownership, control, or management with another party in a joint venture, Ford’s ability to influence the joint venture may be limited, and Ford may be unable to prevent misconduct or implement its compliance or internal control systems. In addition, implementation of a new business strategy may lead to the disruption of Ford’s existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than Ford’s existing activities, and, if a strategy is unsuccessful, Ford may not recoup its investments in that strategy. Failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have an adverse effect on Ford’s financial condition or results of operations.

Item 1A. Risk Factors (Continued)
Operational systems, security systems, and vehicles could be affected by cyber incidents and other disruptions.  Ford and Ford Credit rely on information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of their businesses and Ford’s vehicles. Despite security measures, Ford and Ford Credit are at risk for interruptions, outages, and compromises of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and / or (iii) in-vehicle systems or mobile devices, whether caused by a cyber attack, security breach, or other reasons, e.g., a natural disaster, fire, or overburdened infrastructure system. Such incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of consumers, employees, or others; jeopardize the security of Ford and / or Ford Credit’s facilities; affect the performance of in-vehicle systems; and / or impact the safety of Ford’s vehicles. This risk exposure rises as Ford continues to develop and produce vehicles with increased connectivity. Moreover, Ford, Ford Credit, their suppliers, and dealers have been the target of cyber attacks in the past, and such attacks will continue and evolve in the future, which may cause cyber incidents to be more difficult to detect for periods of time. Ford and Ford Credit’s networks and Ford’s in-vehicle systems, sharing similar architectures, could also be impacted by the negligence or misconduct of insiders or third parties who have access to Ford and Ford Credit’s networks and systems. Ford and Ford Credit continually employ capabilities, processes, and other security measures designed to reduce and mitigate the risk of cyber attacks; however, such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, a cyber incident could harm Ford and Ford Credit’s reputation and / or subject Ford and Ford Credit to regulatory actions or litigation, and a cyber incident involving Ford or one of its suppliers could impact production.

Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, or other factors.  A work stoppage or other limitation on production could occur at Ford’s or its suppliers’ facilities for any number of reasons, including as a result of labor issues, including disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, absenteeism, public health issues (e.g., COVID-19), stay-at-home orders, or in response to potential restructuring actions (e.g., plant closures); as a result of supplier financial distress or other production constraints, such as limited quantities of components, including but not limited to semiconductors, or raw materials, quality issues, or other difficulties; as a result of a natural disaster (including climate-related physical risk); or for other reasons. Many components used in Ford’s vehicles are available only from a single or limited number of suppliers and, therefore, cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). Such suppliers also could threaten to disrupt Ford’s production as leverage in negotiations. In addition, when Ford undertakes a model changeover, significant downtime at one or more of its production facilities may be required, and Ford’s ability to return to full production may be delayed if it experiences production difficulties at one of its facilities or a supplier’s facility. Moreover, as vehicles, components, and their integration become more complex, Ford may face an increased risk of a delay in production of new vehicles. Regardless of the cause, Ford’s ability to recoup lost production volume may be limited. Accordingly, a significant disruption to Ford’s production schedule could have a substantial adverse effect on its financial condition or results of operations and may impact its strategy to comply with fuel economy standards as discussed below under “Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations.”

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

Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness. Ford’s success depends on its ability to continue to recruit and retain talented and diverse employees who are highly skilled in engineering, software, technology (including digital capabilities and connectivity), and marketing and sales, among other areas. Competition for such employees is intense, and the loss of existing employees or Ford’s inability to recruit new employees, particularly with the introduction of new technologies, could have a substantial adverse effect on Ford’s business.

Item 1A. Risk Factors (Continued)
Macroeconomic, Market, and Strategic Risks

Ford’s new and existing products and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and mobility industries.  Although Ford conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace, and Ford may not be able to accurately predict trends or the success of new products or services in the market.  It takes years to design and develop a new vehicle or change an existing vehicle. Because customers’ preferences may change quickly, Ford’s new and existing products may not generate sales in sufficient quantities and at costs low enough to be profitable. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if Ford is unable to differentiate its products from those of its competitors or sufficiently tailor its products to customers in markets like China, there could be insufficient demand for Ford’s products, which could have an adverse impact on Ford’s financial condition or results of operations.

With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Further, Ford’s ability to successfully grow through investments in the areas of mobility and electrification depends on many factors, including advancements in technology, regulatory changes, and other factors that are difficult to predict, that may significantly affect the future of autonomous vehicles and mobility services. The automotive and mobility businesses are very competitive and are undergoing rapid changes. Traditional competitors are expanding their offerings, and new types of competitors (particularly in Ford’s areas of strength, e.g., pick-up trucks and utilities) that may possess superior technology, may have business models with certain aspects that are more efficient, and are not subject to the same level of fixed costs as Ford, are entering the market. This level of competition increases the importance that Ford is able to anticipate, develop, and deliver products and services that customers desire on a timely basis, in quantities in line with demand, and at costs low enough to be profitable.

Ford has announced its intent to continue making multi-billion dollar investments in electrification and mobility. Ford’s plans include offering electrified versions of many of its vehicles, including the F-150. If the market for electrified vehicles does not develop at the rate Ford expects, even if the regulatory framework encourages a rapid adoption of electrified vehicles, or if consumers prefer its competitors’ vehicles, there could be an adverse impact on Ford’s financial condition or results of operations. Further, as discussed below under “Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations,” lower than planned market acceptance of Ford’s vehicles may impact its strategy to comply with fuel economy standards. Moreover, new offerings, including those related to autonomous vehicles, may present technological challenges that could be costly to implement and overcome and may subject Ford to customer claims if they do not operate as anticipated. In addition, since new technologies are subject to market acceptance, a malfunction involving any manufacturer’s autonomous vehicle may negatively impact the perception of autonomous vehicles and erode customer trust.

Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles (including trucks and utilities), whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons, could result in an immediate and substantial adverse effect on Ford’s financial condition or results of operations. Moreover, Ford’s ability to develop and sell these vehicles may be limited for the reasons discussed below under “Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations.”

Item 1A. Risk Factors (Continued)
With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs. With the increasing interconnectedness of the global economy, a financial crisis, economic downturn or recession, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world.  Changes in international trade policy can also have a substantial adverse effect on Ford’s financial condition or results of operations. For example, steps taken by the U.S. government to apply or consider applying tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains, impose additional costs on Ford’s business, affect the demand for Ford’s products, and make Ford less competitive.  Further, other countries attempting to retaliate by imposing tariffs would increase the cost for Ford to import its vehicles into such countries. In addition, changes to and withdrawals from existing trade agreements and the entry into new trade agreements between governments may impact Ford’s results of operations.

China, in particular, presents unique risks to automakers due to its unique competitive and regulatory landscape. For example, Ford has established joint ventures in China, and, as discussed above under “Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies,” Ford does not have the ability to control or operate those joint ventures for its sole benefit. Changes in the Chinese economy, and the automotive market in particular, are driving significant changes to Ford’s business model for operating in China. While the change in the U.S. administration is expected to reduce volatility in U.S.-China relations, early signals from the incoming administration indicate a continuity in China policy that may impact our business model for operating in China.

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

Industry sales volume in any of Ford’s key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event.  Because Ford, like other manufacturers, has a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and results of operations.  Industry vehicle sales are affected by overall economic and market conditions. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption for key markets including the United States, Europe, or China, the decline could have a substantial adverse effect on Ford’s financial condition, results of operations, and cash flow.

Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity generally far exceeding current demand (the recent capacity constraints as a result of the impacts of COVID-19 being a temporary exception). Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher marketing incentives, commodity or other cost increases, tariffs, or the impact of adverse currency fluctuations, including cost advantages foreign competitors may have because of their weaker home market currencies, which may, in turn, enable those competitors to offer their products at lower prices. Continuation of or increased excess capacity, particularly for trucks and utilities, could have a substantial adverse effect on Ford’s financial condition or results of operations.

Item 1A. Risk Factors (Continued)
Fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments can have a significant effect on results. Ford and Ford Credit are exposed to a variety of market risks, including the effects of changes in commodity prices, foreign currency exchange rates, and interest rates. Ford and Ford Credit monitor and manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Changes in commodity prices (from tariffs, as discussed above under “With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs,” or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity prices, foreign currency exchange rates, or interest rates could have a substantial adverse effect on Ford’s and / or Ford Credit’s financial condition or results of operations. In addition, Ford’s results are impacted by fluctuations in the market value of its investments.

Financial Risks

Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford and Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on their credit ratings or their perceived creditworthiness. Further, Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. As a result of LIBOR reform, the potential discontinuance of LIBOR is one such risk that could cause market volatility or disruption. It is difficult to predict the effect of these changes, other reforms, or the adoption of alternative reference rates, but the discontinuance of LIBOR could adversely affect Ford Credit’s access to the debt, securitization, or derivative markets and its cost of funding and hedging.  In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing results of operations and could adversely affect its ability to support the sale of Ford vehicles.

Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, or tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition or results of operations. Until 2021, most of Ford’s manufacturing facilities in South America were located in Brazil, where the state or federal governments historically offered significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations had been impacted favorably by government incentives to a substantial extent. The federal government in Brazil has levied assessments against Ford concerning the federal incentives it previously received, and certain states have challenged the grant to Ford of tax incentives by the State of Bahia. See “Item 3. Legal Proceedings” in Ford’s 2020 Form 10-K Report for a discussion of tax proceedings in Brazil and the potential requirement for Ford to post collateral.

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

Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed. The measurement of Ford’s obligations, costs, and liabilities associated with benefits pursuant to its pension and other postretirement benefit plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). Ford generally remeasures these estimates at each year end and recognizes any gains or losses associated with changes to its plan assets and liabilities in the year incurred. To the extent actual results are less favorable than Ford’s assumptions, Ford may recognize a remeasurement loss in its results, which could be substantial.

Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition. Ford has defined benefit retirement plans in the United States that cover many of its hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford sponsors plans to provide other postretirement benefits (“OPEB”) for retired employees (primarily health care and life insurance benefits). These benefit plans impose significant liabilities on Ford and could require Ford to make additional cash contributions, which could impair Ford’s liquidity. If Ford’s cash flows and capital resources were insufficient to meet any pension or OPEB obligations, Ford could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance its indebtedness.

Legal and Regulatory Risks

Ford could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise. Ford spends substantial resources ensuring that it complies with governmental safety regulations, mobile and stationary source emissions regulations, and other standards, but it cannot ensure that employees or other individuals affiliated with Ford will not violate such laws or regulations. In addition, as discussed below under “Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations,” regulatory standards and interpretations may change on short notice and impact Ford’s compliance status. Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even where Ford’s vehicles comply with federal and / or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of Ford’s compliance with regulatory standards, whether related to Ford’s products or business or commercial relationships, requires significant expenditures of time and other resources. Litigation also is inherently uncertain, and Ford could experience significant adverse results, which could have an adverse effect on Ford’s financial condition or results of operations. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on Ford’s sales.

Item 1A. Risk Factors (Continued)
Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations. The automotive industry is subject to regulations worldwide that govern product characteristics and that differ by global region, country, and sometimes within national boundaries. Further, additional and new regulations continue to be proposed to address concerns regarding the environment (including concerns about global climate change and its impact), vehicle safety, and energy independence, and the regulatory landscape can change on short notice. In the United States, legal and policy debates are continuing, with a primary focus on reducing greenhouse gas (“GHG”) emissions and increasing vehicle electrification. The Trump administration rolled back aggressive Obama administration GHG standards and blocked California’s authority to adopt its own regulations as well as other states’ authority to opt in to California’s standards. States, environmental groups, and others are challenging both of those Trump administration actions in court. The Trump administration’s actions also are subject to reconsideration and revision by the Biden administration. California has an ambitious plan to reduce overall GHG emissions to 40% below 1990 levels by 2030. Court rulings and actions by federal, California, and other state regulators create regulatory uncertainty and the potential for applicable regulatory standards to change quickly. In addition, many governments regulate local product content and / or impose import requirements with the aim of creating jobs, protecting domestic producers, and influencing the balance of payments.

Ford is continuing to make changes to its product cycle plan to improve the fuel economy of its petroleum-powered vehicles and to offer more propulsion choices, such as electrified vehicles, with lower GHG emissions. There are limits on Ford’s ability to achieve fuel economy improvements over a given time frame, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix (as described in more detail above under “Ford’s new and existing products and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and mobility industries”), willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. If fuel prices remain relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers, it may be difficult to meet applicable environmental standards without compromising results. Moreover, a production disruption, stop ship, lower than planned market acceptance of Ford’s vehicles, or other intervening events may cause Ford to modify its product plans, or, in some cases, purchase credits, in order to comply with fuel economy standards, which could have an adverse effect on Ford’s financial condition or results of operations and / or cause reputational harm.

Increased scrutiny of automaker emission testing by regulators around the world has led to new regulations, more stringent enforcement programs, requests for field actions, demands for reporting on the field performance of emissions components and higher scrutiny of field data, and / or delays in regulatory approvals. The cost to comply with existing government regulations (in addition to the cost of any field service actions that may result from regulatory actions) is substantial and additional regulations, changes in regulatory interpretations, or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on Ford’s financial condition or results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change, and any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales. Court decisions arising out of consumer and investor litigation could give rise to de facto changes in the interpretation of existing emission laws and regulations, thereby imposing new burdens on manufacturers.

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

Item 1A. Risk Factors (Continued)
Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, and data protection laws and regulations as well as consumers’ heightened expectations to safeguard their personal information. Ford and Ford Credit are subject to laws, rules, guidelines from privacy regulators, and regulations in the United States and other countries (such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act) relating to the collection, use, cross-border data transfer, and security of personal information of consumers, employees, or others, including laws that may require Ford or Ford Credit to notify regulators and affected individuals of a data security incident. Existing and newly developed laws and regulations may contain broad definitions of personal information, are subject to change and uncertain interpretations by courts and regulators, and may be inconsistent from state to state or country to country. Accordingly, complying with such laws and regulations may lead to a decline in consumer engagement or cause Ford and / or Ford Credit to incur substantial costs or modify their operations or business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and / or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against Ford or Ford Credit in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection or privacy requirements. Further, any unauthorized release of personal information could harm Ford and / or Ford Credit’s reputation, disrupt their businesses, cause them to expend significant resources, and lead to a loss of consumer confidence resulting in an adverse impact on Ford and / or Ford Credit’s business and / or consumers deciding to withhold or withdraw consent for Ford or Ford Credit’s collection or use of data.

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

Failure to comply with applicable laws and regulations could subject Ford Credit to regulatory enforcement actions, including consent orders or similar orders where Ford Credit may be required to revise practices, remunerate customers, or pay fines. An enforcement action against Ford Credit could harm Ford Credit’s reputation or lead to further litigation.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our world headquarters in Dearborn, Michigan. Most of our automotive finance operations are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2020, our total future rental commitment under leases of real property was $109 million.

ITEM 3. Legal Proceedings.

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of governmental regulations; tax matters; alleged illegal acts resulting in fines or penalties; financial services; employment-related matters; dealer and other contractual relationships; personal injury matters; investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or other treble damages in very large amounts, sanctions, assessments, or other relief, which, if granted, would require very large expenditures. At this time, we have no legal proceedings arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1,000,000.

Our significant pending matter is summarized below:

European Competition Law Matter.  On October 5, 2018, FCE Bank plc (“FCE”) received a notice from the Italian Competition Authority (the “ICA”) concerning an alleged violation of Article 101 of the Treaty on the Functioning of the European Union. The ICA alleged that FCE and other parties engaged in anti-competitive practices in relation to the automotive finance market in Italy.  On January 9, 2019, FCE received a decision from the ICA, which included an assessment of a fine against FCE in the amount of €42 million. On March 8, 2019, FCE appealed the decision and the fine to the Italian administrative court, and on November 24, 2020, the Italian administrative court ruled in favor of FCE. On December 23, 2020, the ICA filed an appeal of the Italian administrative court’s decision to the Italian Council of State.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2020 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2020, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2020, and there is no market for our Shares. We paid cash distributions to our parent of $2.9 billion and $2.4 billion in 2019 and 2020, respectively.

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

We leverage three fundamental strategies in the management of our operations:

•To employ prudent origination practices while maintaining a managed level of risk;
•To have efficient and effective servicing and collection practices; and
•To fund the business efficiently while managing our balance sheet risk.

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

The amount of our finance receivables and operating leases depends on many factors, including:

•The volume of new and used vehicle sales and leases;
•The extent to which we purchase retail financing and operating lease contracts and the extent to which we provide wholesale financing;
•The sales price of the vehicles financed;
•The level of dealer inventories;
•Ford-sponsored special financing programs available exclusively through us; and
•The availability of cost-effective funding.

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

We review our business performance by segment (United States and Canada, Europe, and All Other) on a managed basis. Receivables are presented on a managed basis, as it closely approximates the customer’s outstanding balance on the receivables, which is the basis for earning revenue. Our managed receivables equal net finance receivables, net investment in operating leases, and held-for-sale receivables, excluding unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation). To evaluate our performance we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.

We measure the performance of our segments primarily on an income before income taxes basis, after excluding market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, which are reflected in Unallocated Other. These adjustments are excluded when assessing our segment performance because they are carried out at the corporate level. We also adjust segment performance to reallocate interest expense among the segments reflecting debt and equity levels proportionate to their product risk. For additional information regarding our segments, see Note 14 of our Notes to the Financial Statements.

COVID-19

The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although restrictions have been eased in many locations, some areas that had previously eased restrictions have reverted to more stringent limitations on daily activities. Further, if new strains of COVID-19 develop or sufficient amounts of vaccines are not available, not widely administered for a significant period of time, or otherwise prove ineffective, the impact of COVID-19 on the global economy, and, in turn, on Ford and Ford Credit, could be material.

The remote work arrangements that we implemented in 2020 remain in place in most locations. Our remote work arrangements have been designed to allow for continued operation of business functions, including originating and servicing customer contracts, financial reporting, and internal control. Our controls and procedures have incorporated remote work arrangements using appropriate digital tools.

We established new protocols to help protect the health and safety of our employees who have returned to work. Those measures include a daily, online health self-certification, a no-touch temperature scan upon entering our facilities, a policy requiring the use of face masks in our facilities, and measures to provide additional personal protective equipment, including face shields, when employees’ jobs do not allow them to socially distance. We have also enhanced our cleaning protocols.

The full impact of COVID-19 on future results depends on future developments, such as the ultimate duration and scope of the outbreak (including any potential future waves and the success of vaccination programs) and its impact on Ford and Ford Credit’s customers, dealers, and suppliers. For additional information on the impact and potential impact of COVID-19 on us, see “Item 1A. Risk Factors”.

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

•Credit Loss – Credit Loss is reflected within the Provision for credit losses on the income statements.
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses.
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in forward-looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates” section.

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

•Other – Primarily includes Operating expenses, Other revenue, Insurance expenses, and Other income, net on the income statements at prior period exchange rates.
◦Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.
◦In general, other income changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition, the following definitions and calculations apply to the charts contained in Item 7 of this Report:

•    Cash (as shown in the Funding and Liquidity and Leverage sections) – Cash and cash equivalents and Marketable securities reported on Ford Credit’s balance sheets, excluding amounts related to insurance activities.

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

•Securitization and Restricted Cash (as shown in the Liquidity table) – Securitization cash is held for the benefit of the securitization investors (for example, a reserve fund). Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements.

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

Key Metrics

The following table shows our full year 2020 key metrics compared with full year 2019:

	Full Year
GAAP Financial Measures	2019	2020	H / (L)
Total net receivables (billions)	$142	$132	(7)%
Loss-to-receivables (bps) (a)	52	36	(16)
Auction values (b)	$19,305	$19,950	3%
EBT (millions)	$2,998	$2,608	$(390)
ROE (%)	15%	14%	(1) ppt

Other Balance Sheet Metrics
Debt (billions)	$140	$138	(1)%
Net liquidity (billions)	$33	$35	6%
Financial statement leverage (to 1)	9.8	9.8	—
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at full year 2020 mix.

Non-GAAP Financial Measures	December 31, 2019	December 31, 2020	H / (L)
Managed receivables (billions) (a)	$152	$141	(7)%
Managed leverage (to 1) (b)	8.9	8.3	(0.6)
__________
(a)See “Financial Condition” section for reconciliation to GAAP.
(b)See “Leverage” section for reconciliation to GAAP.

Full Year 2020 Compared with Full Year 2019

The following table shows the factors that contributed to the strong full year 2020 EBT (in millions):

Change in EBT by Causal Factor
Full year 2019 EBT	$2,998
Volume / mix	(173)
Financing margin	20
Credit loss	(539)
Lease residual	304
Exchange	(9)
Other	7
Full year 2020 EBT	$2,608

Our 2020 EBT of $2,608 million was $390 million lower than a year ago, driven primarily by an increase to the credit loss reserve due to COVID-19 and unfavorable volume and mix resulting from lower receivables, partially offset by favorable lease residual performance driven by improved auction values. Total net receivables at December 31, 2020 were lower than a year ago. Consumer credit metrics were healthy and stable in the United States, with the loss-to-receivables ratio at 0.36%, 16 basis points lower than a year ago. United States auction values were up 3% compared with 2019. ROE was 14%, 1 percentage point lower than a year ago, primarily reflecting lower EBT.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. This means we generate liquidity as our balance sheet size declines because of lower Ford volume. Managed receivables of $141 billion at year end were $11 billion lower year-over-year. At December 31, 2020, we had $35.4 billion in net liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

As of January 1, 2020, we updated our reportable segments in our consolidated financial statements to align with our new management reporting structure and reflect the manner in which our Chief Operating Decision Maker manages our business, including resource allocation and performance assessment. These segments are: the United States and Canada, Europe, and All Other. Items excluded in assessing segment performance, because they are managed at the corporate level, are reflected in Unallocated Other. Results of operations by segment and Unallocated Other for full year 2019 and 2020 are shown below (in millions):

	Full Year
	2019	2020	H / (L)
Results
United States and Canada segment	$2,365	$2,241	$(124)
Europe segment	352	196	(156)
All Other segment	143	38	(105)
Total segments	$2,860	$2,475	$(385)
Unallocated Other	138	133	(5)
Earnings before taxes	$2,998	$2,608	$(390)
(Provision for) / Benefit from income taxes	(770)	(684)	86
Net Income	$2,228	$1,924	$(304)

For additional information, see Note 14 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment EBT of $2,241 million for full year 2020 was $124 million lower than 2019, explained by an increase to the credit loss reserve due to COVID-19 and higher supplemental depreciation on operating leases, partially offset by favorable auction performance on off-lease vehicles, lower borrowing costs, and lower year-over-year credit losses.

Europe Segment

The Europe segment EBT of $196 million for full year 2020 was $156 million lower than 2019, primarily due to the impact of COVID-19, which has resulted in lower receivables, increased credit loss reserves, and reduced margins.

All Other Segment

The All Other segment EBT of $38 million for full year 2020 was $105 million lower than 2019, explained primarily by lower receivables, weakening currency exchange in Argentina and Brazil, and unfavorable credit loss performance.

Unallocated Other

Unallocated Other was a $133 million gain for full year 2020, a $5 million decrease from 2019, reflecting a lower gain in market valuation adjustments to derivatives.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations - 2019

The following chart shows our full year 2019 key metrics compared with full year 2018:

	Full Year
GAAP Financial Measures	2018	2019	H / (L)
Total net receivables (billions)	$146	$142	(3)%
Loss-to-receivables (bps) (a)	55	52	(3)
Auction values (b)	$19,770	$19,305	(2)%
EBT (millions)	$2,627	$2,998	$371
ROE (%)	14%	15%	1 ppt

Other Balance Sheet Metrics
Debt (billions)	$140	$140	—%
Net liquidity (billions)	$27	$33	22%
Financial statement leverage (to 1)	9.4	9.8	0.4
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at full year 2020 mix.

Non-GAAP Financial Measures	December 31, 2018	December 31, 2019	H / (L)
Managed receivables (billions) (a)	$155	$152	(2)%
Managed leverage (to 1) (b)	8.8	8.9	0.1
__________
(a)See “Financial Condition” section for reconciliation to GAAP.
(b)See “Leverage” section for reconciliation to GAAP.

Full Year 2019 Compared with Full Year 2018

The following table shows the factors that contributed to the strong full year 2019 EBT:

Change in EBT by Causal Factor
Full year 2018 EBT	$2,627
Volume / mix	(38)
Financing margin	(86)
Credit loss	127
Lease residual	249
Exchange	(71)
Other	190
Full year 2019 EBT	$2,998

Our 2019 EBT of $2,998 million was $371 million higher than prior year, driven by favorable lease residual, credit loss, and derivative performance. Total net receivables at December 31, 2019 were lower than the prior year. Consumer credit metrics were healthy in the United States, with the loss-to-receivables ratio at 0.52%, which decreased three basis points from 2018. United States auction values were down 2% from 2018. ROE was 15%, one percentage point higher than 2018, primarily reflecting higher EBT.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results - 2019

Results of operations by segment and Unallocated Other for full year 2018 and 2019 are shown below (in millions):

	Full Year
	2018	2019	H / (L)
Results
United States and Canada segment	$2,132	$2,365	$233
Europe segment	382	352	(30)
All Other segment	187	143	(44)
Total segments	$2,701	$2,860	$159
Unallocated Other	(74)	138	212
Earnings before taxes	$2,627	$2,998	$371
(Provision for) / Benefit from income taxes	(403)	(770)	(367)
Net Income	$2,224	$2,228	$4

For additional information, see Note 14 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment EBT of $2,365 million for full year 2019 was $233 million higher than 2018, explained by favorable lease residual and credit loss performance, partially offset by unfavorable financing margin. The favorable lease residual performance was driven by lower supplemental depreciation on vehicles in Ford Credit’s lease portfolio, partially offset by the non-recurrence of 2018 auction performance gains. The favorable credit loss performance reflects lower reserves and the non-recurrence of 2018 non-consumer losses. The unfavorable financing margin was primarily driven by higher borrowing cost.

Europe Segment

The Europe segment EBT of $352 million for full year 2019 was $30 million lower than 2018, primarily due to the sale of the Forso Nordic AB (“Forso”) operations, separation costs for restructuring actions, and weakening European currencies, partially offset by favorable volume and mix and lower other operating costs.

All Other Segment

The All Other segment EBT of $143 million for full year 2019 was $44 million lower than 2018, explained primarily by unfavorable volume and mix as the result of lower receivables, partially offset by favorable credit loss performance and financing margin improvements.

Unallocated Other

Unallocated Other was a $138 million gain for full year 2019, a $212 million improvement from 2018, reflecting favorable performance in market valuation adjustments to derivatives.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	For the Years Ended December 31,
	2018	2019	2020
Share of Ford and Lincoln Sales (a)
United States	58%	51%	56%
Canada	75	66	74
U.K.	37	39	40
Germany	48	47	41
China	35	35	39

Wholesale Share
United States	76%	75%	74%
Canada	59	57	40
U.K.	100	100	100
Germany	93	93	92
China	63	60	62

Contract Placement Volume - New and Used (000)
United States	1,151	952	954
Canada	168	141	137
U.K.	150	139	101
Germany	160	165	107
China	170	108	119
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet.

In 2020, the United States and China contract placement volume were up compared with a year ago, primarily reflecting higher financing share. In 2020, Canada, the U.K., and Germany contract volume were down compared with a year ago, explained by lower Ford sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	For the Years Ended December 31,
Net Receivables	2018	2019	2020
United States and Canada Segment
Consumer financing	$55.7	$55.4	$58.4
Non-Consumer financing	31.2	29.4	19.5
Net investment in operating leases	27.0	27.3	26.4
Total United States and Canada Segment	$113.9	$112.1	$104.3

Europe Segment
Consumer financing	$15.5	$14.8	$15.1
Non-Consumer financing	9.6	9.8	7.4
Net investment in operating leases	0.4	0.4	0.3
Total Europe Segment	$25.5	$25.0	$22.8

All Other Segment
Consumer financing	$4.6	$3.3	$3.4
Non-Consumer financing	2.3	1.6	1.2
Net investment in operating leases	—	—	—
Total All Other Segment	$6.9	$4.9	$4.6

Total net receivables	$146.3	$142.0	$131.7

Managed Receivables
Total net receivables (GAAP)	$146.3	$142.0	$131.7
Held-for-sale receivables (GAAP)	—	1.5	0.0
Unearned interest supplements and residual support	6.8	6.7	6.5
Allowance for credit losses	0.6	0.5	1.3
Other, primarily accumulated supplemental depreciation	1.2	1.0	1.0
Total managed receivables (Non-GAAP)	$154.9	$151.7	$140.5

United States and Canada Segment Lease Mix
SUV / CUV	56%	57%	59%
Truck	27	30	32
Car	17	13	9

At December 31, 2018, 2019, and 2020, total net receivables includes consumer receivables before allowance for credit losses of $40.7 billion, $38.3 billion, and $43.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $25.7 billion, $26.8 billion, and $16.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2018, 2019, and 2020, total net receivables includes net investment in operating leases of $16.3 billion, $14.9 billion, and $12.8 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections and Note 6 of our Notes to the Financial Statements.

Total net receivables at December 31, 2020 were $10.3 billion lower compared with December 31, 2019 and $14.6 billion lower compared with December 31, 2018, primarily reflecting lower Ford vehicle production because of COVID-19.

Our operating lease portfolio was 20% of total net receivables at December 31, 2020. Leasing is an important product, and our leasing strategy balance sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We manage the credit risk of our consumer (retail financing) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the expected credit losses inherent in our finance receivables for the lifetime of those receivables as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment and is based on such factors as historical loss performance, portfolio quality, receivable levels, and forward-looking macroeconomic scenarios. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section.

Most of our charge-offs are related to retail financing. Charge-offs are affected by the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other amounts owed. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail financing. For additional information refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section.

In purchasing retail financing contracts, we use a proprietary scoring system that measures credit quality using information in the credit application, proposed contract terms, credit bureau data, and other information. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations. While FICO is a part of our scoring system, our models enable us to more effectively determine the probability that a customer will pay than using credit scores alone. When we originate business, our models project expected losses and we price accordingly. We ensure that the business fits our risk appetite.

For additional information on the quality of our receivables and COVID-19 impacts, see Note 4 of our Notes to the Financial Statements.

United States Origination Metrics

The following table shows United States retail financing and operating lease average placement FICO and higher risk portfolio mix metrics. Also shown are extended term mix and United States retail financing average placement terms.

	2018	2019	2020
Origination Metrics
Average placement FICO	746	748	739
Higher risk portfolio mix	6%	6%	6%
Greater than or equal to 84 months placement mix	4%	3%	9%
Average placement term (months)	65	65	68

The 2020 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 6% of our portfolio and has been stable for over 10 years.

In 2020, our average retail financing placement term was up by three months compared with a year ago. Retail financing contracts of 84 months and longer increased by six percentage points compared with a year ago as a result of marketing campaigns, primarily in the second quarter of 2020, that offered 0% financing for 84 months in response to COVID-19. Longer term contracts returned to historical levels in the second half of 2020. Ford Credit remains focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms customers want. Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 64% of our worldwide consumer finance receivables at December 31, 2020.

	2018	2019	2020
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.13%	0.13%	0.15%
Repossessions (000)	28	27	21
Repossession ratio	1.28%	1.24%	0.95%
Loss severity (000) (a)	$10.4	$10.7	$10.7
Charge-offs (millions)	$258	$247	$180
LTR ratio (b)	0.55%	0.52%	0.36%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average managed receivables.

Compared with a year ago, the repossession rate has improved while delinquencies increased by two basis points. Severity was unchanged year-over-year. Our 2020 charge-offs and LTR ratio improved compared with the prior year reflecting government relief programs and our customer payment deferral programs, as well as changes in consumer spending behavior. The impact of COVID-19 has created significant volatility in the economy and the full impact of COVID-19 on our retail customers is uncertain. Given our assessment of the macroeconomic uncertainty and expectation of continued higher unemployment, we expect the impact of the economic conditions attributable to COVID-19 to have an adverse effect on credit losses in future periods.

To help our existing customers, we implemented various retail financing and lease extension programs, including payment deferrals, due date changes, and lease-end extensions. From mid-March through May 31, 2020, for customers who requested assistance, we granted extensions on about 10% of our global retail financing and operating lease contracts. As of December 31, 2020, 99% of the customers receiving these extensions have made at least one payment following their extension. Requests for contract extensions have now returned to pre-pandemic levels of about 1-2%.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	2018	2019	2020
Charge-offs (millions)	$425	$371	$301
LTR ratio	0.35%	0.31%	0.27%
Credit loss reserve (millions)	$589	$513	$1,305
Reserve as percent of EOP managed receivables	0.48%	0.43%	1.18%

Our worldwide credit loss metrics remain strong and stable. The worldwide LTR ratio in 2020 improved from a year ago. Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The credit loss reserve and reserve as a percent of managed receivables were both higher than a year ago, reflecting a $252 million increase to account for the Current Expected Credit Losses (“CECL”) adoption, with the remainder primarily related to a reserve increase driven by a higher probability of default reflecting an increase in unemployment outlook as a result of COVID-19. The full impact of COVID-19 on our worldwide credit losses depends on future developments, such as the ultimate duration and scope of the outbreak (including any potential future waves and the success of vaccination programs), resolution of macroeconomic uncertainty, and the extent to which our customers and dealers are able to utilize government relief and payment deferral programs. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date. See Note 4 of our Notes to the Financial Statements for more information.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section and Note 5 of our Notes to the Financial Statements.

United States Ford and Lincoln Operating Lease

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 87% of our total net investment in operating leases at December 31, 2020.

	2018	2019	2020
Lease Share of Retail Sales
Ford Credit	22%	20%	17%
Industry (a)	30%	30%	28%

Placement Volume (000)
24-Month	43	41	43
36-Month	288	236	180
39-Month / other	54	52	35
Total	385	329	258

Residual Performance
Return rates	78%	78%	69%
Return volume (000)	281	290	243
Off-lease auction values (b)	$19,770	$19,305	$19,950
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values at 2020 mix.

Our United States operating lease share of retail sales in 2020 was lower compared with a year ago and remains below the industry, reflecting the Ford sales mix.

Our total 2020 lease placement volume was down compared with a year ago, reflecting lower Ford sales and lower Ford Credit share as the result of Ford marketing programs. We are planning for full-year 2021 auction values to be lower than 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the United States Securities and Exchange Commission: DBRS, Fitch, Moody’s, and S&P.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

We ended 2020 with $35.4 billion of liquidity. During the year, we completed $27 billion of public term funding.

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

We obtain short-term unsecured funding from the sale of demand notes under our Ford Interest Advantage program, through the FCE Retail Deposit program, and through the Ford Bank Retail Deposit program, which began in December 2020. At December 31, 2020, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, FCE deposits, and Ford Bank deposits was $6 billion.

We maintain multiple sources of readily available liquidity to fund the payment of our unsecured short-term debt obligations.

Cost of Funding Sources

The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our asset-backed funding and unsecured long-term debt costs are based on spreads over United States Treasury securities of similar maturities, a comparable London Interbank Offered Rate (“LIBOR”), or other comparable benchmark rates. The funding costs of our floating rate demand notes change depending on market conditions. For additional information on funding, see Note 9 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

The following table shows funding for our managed receivables (in billions):

Funding Structure	December 31, 2018	December 31, 2019	December 31, 2020
Term debt (incl. bank borrowings)	$70	$73	$77
Term asset-backed securities	60	57	55
Commercial paper	4	4	0
Ford Interest Advantage / Deposits	6	7	6
Other	10	9	7
Equity	15	14	14
Adjustments for cash	(10)	(12)	(18)
Total managed receivables (a)	$155	$152	$141

Securitized funding as a percent of managed receivables	39%	38%	39%
__________
(a)Reconciliation to GAAP provided in the “Financial Condition” section.

Managed receivables of $141 billion at December 31, 2020, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 39%. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan

The following table shows our issuances for full year 2018, 2019, and 2020, and planned issuances for full year 2021, excluding short-term funding programs (in billions):

	2018 Actual	2019 Actual	2020 Actual	2021 Forecast
Unsecured	$13	$17	$14	$ 7 - 11
Securitizations	14	14	13	11 - 14
Total public	$27	$31	$27	$ 18 - 25

In 2020, we completed $27 billion of public term funding. For 2021, we project full-year public term funding in the range of $18 billion - $25 billion. Through February 3, 2021, we have completed $1 billion of public term issuances.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) and committed capacity (which includes our asset-backed facilities and unsecured credit facilities), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash required to support securitization transactions and restricted cash. Net liquidity available for use is defined as gross liquidity less certain adjustments as described below. While not included in available liquidity, these adjustments represent additional funding sources for future originations.

The following table shows our liquidity sources and utilization (in billions):

	December 31, 2018	December 31, 2019	December 31, 2020
Liquidity Sources
Cash	$10.2	$11.7	$18.5
Committed asset-backed facilities	35.4	36.6	38.1
Other unsecured credit facilities	3.0	3.0	2.5
Ford corporate credit facility allocation	3.0	3.0	—
Total liquidity sources	$51.6	$54.3	$59.1

Utilization of Liquidity
Securitization and restricted cash	$(3.1)	$(3.6)	$(3.9)
Committed asset-backed facilities	(20.7)	(17.3)	(16.7)
Other unsecured credit facilities	(0.7)	(0.8)	(0.5)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(24.5)	$(21.7)	$(21.1)

Gross liquidity	$27.1	$32.6	$38.0
Asset-backed capacity in excess of eligible receivables and other adjustments	0.1	0.4	(2.6)
Net liquidity available for use	$27.2	$33.0	$35.4

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth, and timing of funding transactions. At December 31, 2020, our net liquidity available for use was $35.4 billion, $2.4 billion higher than year-end 2019. At December 31, 2020, our liquidity sources totaled $59.1 billion, up $4.8 billion from year-end 2019.

Cash.  At December 31, 2020, our cash totaled $18.5 billion compared with $11.7 billion at year-end 2019.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our Cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our Cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.6 billion and $3.9 billion at December 31, 2019 and 2020, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At December 31, 2020, our committed capacity totaled $40.6 billion, compared with $42.6 billion at December 31, 2019. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $38.1 billion ($22.2 billion of retail financing, $4.8 billion of wholesale financing, and $11.1 billion of operating leases) at December 31, 2020. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $16.8 billion having maturities within the next twelve months and the remaining balance having maturities through 2022. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2020, $16.7 billion of these commitments were in use and we had $3.1 billion of asset-backed capacity that was in excess of eligible receivables primarily due to the decline in wholesale asset balances. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of December 31, 2020, Ford Bank had liquidity in the form of €104 million (equivalent to $128 million) of senior ABS notes eligible for collateral in the European Central Bank’s monetary policy programs.

Unsecured Credit Facilities. At December 31, 2020, we and our majority-owned subsidiaries had $2.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At December 31, 2020, $2.0 billion was available for use.

FCE’s £780 million (equivalent to $1,066 million at December 31, 2020) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s €240 million (equivalent to $294 million at December 31, 2020) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2023, except for £95 million of the FCE Credit Agreement that matures in 2022. At December 31, 2020, all £780 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets (such as from the impact of COVID-19) that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets.

Despite our diverse sources of funding and liquidity, our ability to maintain liquidity may be affected by, among others, the following factors (not necessarily listed in order of importance or probability of occurrence):

•Prolonged disruption of the debt and securitization markets;
•Global capital markets volatility;
•Credit ratings assigned to Ford and us;
•Market capacity for Ford- and Ford Credit-sponsored investments;
•General demand for the type of securities we offer;
•Our ability to continue funding through asset-backed financing structures;
•Performance of the underlying assets within our asset-backed financing structures;
•Inability to obtain hedging instruments;
•Accounting and regulatory changes (including LIBOR); and
•Our ability to maintain credit facilities and committed asset-backed facilities.

Stress Tests

We regularly conduct stress testing on funding and liquidity sources to ensure we can continue to meet our financial obligations and support the sale of Ford and Lincoln vehicles during firm-specific and market-wide stress events. Stress tests are intended to quantify the potential impact of various adverse scenarios on the balance sheet and liquidity. These scenarios include assumptions on access to unsecured and secured debt markets, runoff of short-term funding, and ability to renew expiring liquidity commitments and are measured over various time periods, including 30 days, 90 days, and longer term. Our stress test does not assume any additional funding, liquidity, or capital support from Ford. We routinely develop contingency funding plans as part of our liquidity stress testing.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	2021	2022	2023	2024 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$80	$111	$135	$157
Total debt (b)	60	86	103	136
Memo: Unsecured long-term debt maturities	17	14	11	29
__________
(a)Includes gross finance receivables less the allowance for credit losses, investment in operating leases net of accumulated depreciation and cash. Amounts shown include the impact of expected prepayments.
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond 2021. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of December 31, 2020, we had $157 billion of assets, $81 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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

Our securitization transactions involve sales to consolidated entities or we maintain control over the assets. As a result, the securitized assets and related debt remain on our balance sheets and affect our financial condition, operating results, and liquidity.

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

Structural Features Under Certain Securitization Programs

The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:

•Revolving Retail Program. Asset-backed securities under the FordREV program may be supported by a combination of a revolving pool of United States retail installment sale contracts and cash collateral. Cash generated by the receivables during the revolving period in excess of what is needed to pay certain expenses of the trust and interest on the notes may be used to purchase additional receivables provided that certain tests are met after the purchase. The revolving period ends upon the occurrence of certain events that include if credit losses or delinquencies on the pool of assets supporting the securities exceed specified levels, if certain segregated account balances are below their required levels, and if interest is not paid on the securities.
•Retail Committed Facilities. If credit losses or delinquencies on a pool of assets held by a facility exceed specified levels, or if the level of over-collateralization or other credit enhancement for that pool decreases below a specified level, we will not have the right to sell additional pools of assets to that facility.
•Lease Facility Program. If delinquencies in our portfolio of retail operating lease contracts exceed specified levels, we will be unable to obtain additional funding from the securitization of retail lease contracts through our committed lease facilities.
•Wholesale Program. If the payment rates on wholesale receivables in the securitization trust are lower than specified levels or if there are significant dealer defaults, we will be unable to obtain additional funding and any existing funding would begin to amortize.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
On-Balance Sheet Arrangements

Our securitization transactions involve sales to consolidated entities or we maintain control over the assets and, therefore, the securitized assets and related debt remain on our balance sheets. The securitized assets are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. They are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. This debt is the obligation of our consolidated securitization entities and not the obligation of Ford Credit or our other subsidiaries. For additional information on our on-balance sheet arrangements, see Note 6 of our Notes to the Financial Statements.

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2019			2020
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)
Finance Receivables
United States and Canada Segment
Retail financing	$1.8	$32.1	$28.2	$2.0	$36.1	$32.0
Wholesale financing (c)	0.8	22.9	12.5	0.1	14.2	10.2
Total United States and Canada Segment	2.6	55.0	40.7	2.1	50.3	42.2
Europe Segment
Retail financing	0.3	5.7	4.5	0.4	6.9	3.5
Wholesale financing (c)	0.1	3.6	1.4	0.1	2.0	0.5
Total Europe Segment	0.4	9.3	5.9	0.5	8.9	4.0
All Other Segment
Retail financing	—	0.5	0.4	—	0.7	0.5
Wholesale financing (c)	—	0.3	0.1	—	0.2	0.2
Total All Other Segment	—	0.8	0.5	—	0.9	0.7
Total finance receivables	3.0	65.1	47.1	2.6	60.1	46.9
Net investment in operating leases	0.5	14.9	9.5	0.6	12.8	7.7
Total on-balance sheet arrangements	$3.5	$80.0	$56.6	$3.2	$72.9	$54.6
__________
(a)Finance receivables, before allowances for credit losses. Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes unamortized discount and debt issuance costs.
(c)The global adjusted pool balance of the wholesale finance receivables owned by the securitization trusts was $26.8 billion and $16.4 billion and the required pool balance was $18.4 billion and $14.1 billion at December 31, 2019 and December 31, 2020, respectively. As of December 31, 2019, and December 31, 2020, the adjusted pool balance was $8.4 billion and $2.3 billion, higher, respectively than the required pool balance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage and managed leverage (in billions):

	December 31, 2018	December 31, 2019	December 31, 2020
Leverage Calculation
Debt	$140.1	$140.0	$137.7
Adjustments for cash	(10.2)	(11.7)	(18.5)
Adjustments for derivative accounting	0.2	(0.5)	(1.5)
Total adjusted debt	$130.1	$127.8	$117.7

Equity	$15.0	$14.3	$14.0
Adjustments for derivative accounting	(0.2)	—	0.1
Total adjusted equity	$14.8	$14.3	$14.1

Financial statement leverage (to 1) (GAAP)	9.4	9.8	9.8
Managed leverage (to 1) (Non-GAAP)	8.8	8.9	8.3

We believe that managed leverage is useful to our investors. For our managed leverage calculation, we deduct cash because it generally corresponds to excess debt beyond the amount required to support our operations and amounts to support on-balance sheet securitization transactions. We make derivative accounting adjustments to our assets, debt, and equity positions to reflect the impact of interest rate instruments we use in connection with our term-debt issuances and securitization transactions. The derivative accounting adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For additional information on our use of interest rate instruments and other derivatives, refer to Item 7A.

We plan our managed leverage by considering market conditions and the risk characteristics of our business. At December 31, 2019 and 2020, our financial statement leverage was 9.8:1 and 9.8:1, respectively, and managed leverage was 8.9:1 and 8.3:1, respectively. Managed leverage decreased relative to financial statement leverage primarily due to the higher cash balance at year-end 2020. We target managed leverage in the range of 8:1 to 9:1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheets and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2020 are shown below (in millions):

	Payments Due by Period
	2021	2022 - 2023	2024 - 2025	2026 and Thereafter	Total
Long-term debt (a)	$38,530	$47,087	$28,747	$10,639	$125,003
Interest payments relating to long-term debt	2,946	3,815	1,980	1,053	9,794
Operating lease	22	36	32	20	110
Purchase obligations	29	40	4	—	73
Total	$41,527	$50,978	$30,763	$11,712	$134,980
__________
(a)Excludes unamortized discounts, unamortized issuance costs, and fair value adjustments.

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

For additional information on our long-term debt and operating lease obligations, see Notes 9 and 16, respectively, of our Notes to the Financial Statements.

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

The accounting estimates that are most important to our business involve:

•Allowance for credit losses; and
•Accumulated depreciation on vehicles subject to operating leases.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Nature of Estimates Required. We estimate the allowance for credit losses for receivables that share similar risk characteristics based on a collective assessment using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses, recent portfolio performance, and forward-looking macroeconomic conditions. The models vary by portfolio and receivable type including consumer finance receivables, wholesale loans, and dealer loans. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.
Assumptions Used. Our allowance for credit losses is based on our assumptions regarding:

•Probability of default. The expected probability of payment and time to default which include assumptions about macroeconomic factors and recent performance.

•Loss given default. The percentage of the expected balance due at default that is not recoverable. The loss given default takes into account the expected collateral value and future recoveries.

Macroeconomic factors used in our models are country specific and include variables such as unemployment rates, housing prices, and gross domestic product.

Sensitivity Analysis. Changes in the probability of default and loss given default assumptions would affect the allowance for credit losses. The effect of the indicated increase / decrease in the assumptions for our United States Ford and Lincoln retail financing is as follows (in millions):

Assumption	Basis Point Change	Increase / (Decrease)
Probability of default (lifetime)	+ / - 100	$200 / (200)
Loss given default	+ / - 100	$15 / (15)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases. The effect of the indicated increase / decrease in the assumptions for our United States Ford and Lincoln brand operating lease portfolio is as follows (in millions):

Assumption	Basis Point Change	Increase / (Decrease)
Future auction values	+ / - 100 bps	$(124) / $124
Return volumes	+ / - 100	13 / (13)

Adjustments to the amount of accumulated supplemental depreciation on operating leases would be reflected on our balance sheets as Net investment in operating leases and on the income statements in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board has issued the following Accounting Standards Updates (“ASU”) which are not expected to have a material impact (with the exception of ASU 2019-12 which is being evaluated) to our financial statements or financial statement disclosures. For additional information, see Note 2 of the Notes to the Financial Statements.

Standard		Effective Date (a)
2019-12	Simplifying the Accounting for Income Taxes	January 1, 2021 (b)
2020-06	Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	January 1, 2022
__________
(a)Early adoption for each of the standards is permitted.
(b)For additional information see Note 2 of our Notes to the Financial Statements.

Outlook

We expect full-year 2021 EBT to be improved compared to 2020.

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
•Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule, and a shortage of key components, such as semiconductors, can disrupt Ford’s production of vehicles;
•Ford’s long-term competitiveness depends on the successful execution of its Plan;
•Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies;
•Operational systems, security systems, and vehicles could be affected by cyber incidents and other disruptions;
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
•Ford’s new and existing products and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and mobility industries;
•Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;
•With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs;
•Industry sales volume in any of Ford’s key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event;
•Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors;
•Fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments can have a significant effect on results;
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
•Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations;
•Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, and data protection laws and regulations as well as consumers’ heightened expectations to safeguard their personal information; and
•Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Overview

We are exposed to a variety of risks in the normal course of our business. Our financial condition depends on the extent to which we effectively identify, assess, monitor, and manage these risks. The principal types of risk to our business include:

•Market risk - the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;
•Counterparty risk - the possibility that a counterparty may default on a derivative contract or investment;
•Credit risk - the possibility of loss from a customer’s failure to make payments according to contract terms;
•Residual risk - the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;
•Liquidity risk - the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and
•Operating risk - the possibility of: errors relating to transaction processing and systems; actions that could result in compliance deficiencies with regulatory standards or contractual obligations; and fraud by our employees or third parties.

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

Our pre-tax cash flow sensitivity at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2019	2020
One percentage point instantaneous increase in interest rates	$(26)	$(3)
One percentage point instantaneous decrease in interest rates (a)	26	3
___________
(a)Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

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

Currency Exchange Rate Risk. Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2020 is insignificant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Derivative Notional Values

The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2019	2020
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps, including basis swaps	$23	$25
Pay-floating, receive-fixed, excluding securitization swaps	48	46
Securitization swaps	24	26
Total interest rate derivatives	95	97

Other derivatives
Cross-currency swaps	6	8
Foreign currency forwards	6	4
Total notional value	$107	$109

Derivative Fair Values

The net fair value of our derivative financial instruments was an asset of $772 million and $2,077 million at December 31, 2019 and 2020, respectively. For additional information regarding our derivatives, see Note 7 of our Notes to the Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data.

Our Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the accompanying Notes that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page 61 immediately following the signature pages of this Report.

Selected quarterly financial data for 2019 and 2020 are provided in Note 15 of our Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Not required.

ITEM 11. Executive Compensation.

Not required.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Not required.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2019	2020
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$12.3	$12.0
Audit-related fees - for support of funding transactions, due diligence for mergers, acquisitions and divestitures, attestation services, internal control reviews, and assistance with interpretation of accounting standards	2.2	2.3
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to mergers, acquisitions and divestitures	0.5	0.4
All other fees - for support in business and regulatory reviews and research analysis regarding new strategies	0.1	—
Total fees	$15.1	$14.7

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

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statements for the Years Ended December 31, 2018, 2019, and 2020

•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2019, and 2020

•Consolidated Balance Sheets at December 31, 2019 and 2020

•Consolidated Statements of Shareholder’s Interest for the Years Ended December 31, 2018, 2019, and 2020

•Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2019, and 2020

•Notes to the Financial Statements

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 61 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Consolidated Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-B	Form of Indenture dated as of March 16, 2015 between Ford Motor Credit Company LLC and The Bank of New York Mellon relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company LLC Registration Statement No. 333-202789 and incorporated by reference herein.

Exhibit 4-C	Description of Securities.	Filed with this Report.

Exhibit 10-A	Second Amended and Restated Relationship Agreement dated as of March 19, 2020 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Current Report on Form 8-K dated March 19, 2020 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	February 4, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

MARION B. HARRIS*	Director, President and Chief Executive Officer (principal executive officer)	February 4, 2021
Marion B. Harris

DAVID W. MCCLELLAND*	Director, Chairman of the Board	February 4, 2021
David W. McClelland

N. JOY FALOTICO*	Director and Audit Committee Member	February 4, 2021
N. Joy Falotico

DAVID A. WEBB*	Director and Chair of the Audit Committee	February 4, 2021
David A. Webb

THOMAS C. SCHNEIDER*	Director and Executive Vice President, Chief Risk Officer	February 4, 2021
Thomas C. Schneider

BRIAN E. SCHAAF*	Director, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 4, 2021
Brian E. Schaaf

* By /s/ DAVID J. WITTEN	Attorney-in-Fact	February 4, 2021
David J. Witten

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ford Motor Credit Company LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholder's interest and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Consumer Finance Receivables Allowance for Credit Losses
As described in Note 4 to the consolidated financial statements, the Company had consumer finance receivables of $78,170 million, for which a consumer allowance for credit losses of $1,245 million was recorded as of December 31, 2020. The consumer allowance for credit losses represents management’s estimate of the lifetime expected credit losses inherent in the consumer finance receivables as of the balance sheet date. For consumer receivables that share similar risk characteristics, the estimate of the lifetime expected credit losses is based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.
The principal considerations for our determination that performing procedures relating to the consumer finance receivables allowance for credit losses is a critical audit matter are the significant judgment by management in determining the consumer finance receivables allowance for credit losses, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the probability of default and loss given default assumptions and management’s judgment regarding qualitative factors. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s determination of the consumer finance receivables allowance for credit losses. These procedures also included, among others, testing management’s process for estimating the consumer finance receivables allowance for credit losses by, evaluating the appropriateness of the models used to estimate the allowance, evaluating the reasonableness of the probability of default and loss given default assumptions, testing the data used in the models, and evaluating the reasonableness of management’s judgment regarding qualitative factors related to economic uncertainty, observable changes in portfolio performance, and other relevant factors, which also involved the use of professionals with specialized skill and knowledge to perform these procedures to test management’s process.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 4, 2021
We have served as the Company’s auditor since 1959.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the Years Ended December 31,
	2018	2019	2020
Financing revenue
Operating leases	$5,795	$5,899	$5,653
Retail financing	3,891	3,958	3,927
Dealer financing	2,207	2,265	1,474
Other financing	84	96	88
Total financing revenue	11,977	12,218	11,142
Depreciation on vehicles subject to operating leases	(3,973)	(3,635)	(3,235)
Interest expense	(3,930)	(4,389)	(3,402)
Net financing margin	4,074	4,194	4,505
Other revenue
Insurance premiums earned (Note 11)	167	182	143
Fee based revenue and other	238	223	177
Total financing margin and other revenue	4,479	4,599	4,825
Expenses
Operating expenses	1,429	1,416	1,330
Provision for credit losses (Note 4)	426	296	828
Insurance expenses (Note 11)	77	103	82
Total expenses	1,932	1,815	2,240

Other income, net (Note 12)	80	214	23

Income before income taxes	2,627	2,998	2,608
Provision for / (Benefit from) income taxes (Note 10)	403	770	684
Net income	$2,224	$2,228	$1,924

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2018	2019	2020

Net income	$2,224	$2,228	$1,924
Other comprehensive income / (loss), net of tax
Foreign currency translation	(410)	44	372
Comprehensive income	$1,814	$2,272	$2,296

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2019	December 31, 2020
ASSETS
Cash and cash equivalents (Note 3)	$9,067	$14,349
Marketable securities (Note 3)	3,296	4,860
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	106,131	97,043
Finance leases	8,186	8,027
Total finance receivables, net of allowance for credit losses of $513 and $1,305 (Note 4)	114,317	105,070
Net investment in operating leases (Note 5)	27,659	26,655
Notes and accounts receivable from affiliated companies	863	853
Derivative financial instruments (Note 7)	1,128	2,601
Assets held-for-sale (Note 1 and Note 4)	1,698	36
Other assets (Note 8)	3,398	4,593
Total assets	$161,426	$159,017

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,002	$1,087
Affiliated companies	421	490
Total accounts payable	1,423	1,577
Debt (Note 9)	140,029	137,677
Deferred income taxes	2,593	2,907
Derivative financial instruments (Note 7)	356	524
Liabilities held-for-sale (Note 1)	45	—
Other liabilities and deferred revenue (Note 8)	2,633	2,306
Total liabilities	147,079	144,991

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss)	(785)	(413)
Retained earnings	9,905	9,212
Total shareholder’s interest	14,347	14,026
Total liabilities and shareholder’s interest	$161,426	$159,017

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2019	December 31, 2020
ASSETS
Cash and cash equivalents	$3,202	$2,822
Finance receivables, net	58,478	51,472
Net investment in operating leases	14,883	12,794
Derivative financial instruments	12	—

LIABILITIES
Debt	$50,865	$46,770
Derivative financial instruments	19	56

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
Year Ended December 31, 2017	$5,227	$(419)	$11,076	$15,884
Net income	—	—	2,224	2,224
Other comprehensive income / (loss), net of tax	—	(410)	—	(410)
Distributions declared	—	—	(2,723)	(2,723)
Year Ended December 31, 2018	$5,227	$(829)	$10,577	$14,975
Net income	—	—	2,228	2,228
Other comprehensive income / (loss), net of tax	—	44	—	44
Distributions declared	—	—	(2,900)	(2,900)
Year Ended December 31, 2019	$5,227	$(785)	$9,905	$14,347
Net income	—	—	1,924	1,924
Other comprehensive income / (loss), net of tax	—	372	—	372
Adoption of accounting standard (Note 2)	—	—	(202)	(202)
Distributions declared	—	—	(2,415)	(2,415)
Year Ended December 31, 2020	$5,227	$(413)	$9,212	$14,026

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2018	2019	2020
Cash flows from operating activities
Net income	$2,224	$2,228	$1,924
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	426	296	828
Depreciation and amortization	4,841	4,427	3,984
Amortization of upfront interest supplements	(2,041)	(2,147)	(2,222)
Net change in finance and wholesale receivables held-for-sale	—	(300)	(74)
Net change in deferred income taxes	259	37	379
Net change in other assets	(276)	132	(930)
Net change in other liabilities	115	137	(228)
All other operating activities	155	103	88
Net cash provided by / (used in) operating activities	5,703	4,913	3,749

Cash flows from investing activities
Purchases of finance receivables	(44,384)	(38,881)	(41,218)
Principal collections of finance receivables	42,553	42,011	40,102
Purchases of operating lease vehicles	(14,306)	(12,990)	(11,331)
Proceeds from termination of operating lease vehicles	9,223	9,332	9,508
Net change in wholesale receivables and other short-duration receivables	(2,661)	1,752	12,752
Proceeds from sale of business (Note 1)	—	—	1,340
Purchases of marketable securities	(3,632)	(5,883)	(10,976)
Proceeds from sales and maturities of marketable securities	5,171	3,931	9,436
Settlements of derivatives	226	(221)	(152)
All other investing activities	102	(56)	71
Net cash provided by / (used in) investing activities	(7,708)	(1,005)	9,532

Cash flows from financing activities
Proceeds from issuances of long-term debt	49,954	44,522	41,743
Principal payments on long-term debt	(42,530)	(44,665)	(44,558)
Change in short-term debt, net	(2,263)	(1,278)	(2,495)
Cash distributions to parent	(2,723)	(2,900)	(2,415)
All other financing activities	(151)	(116)	(107)
Net cash provided by / (used in) financing activities	2,287	(4,437)	(7,832)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(217)	50	279

Net increase / (decrease) in cash, cash equivalents, and restricted cash	$65	$(479)	$5,728

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$9,682	$9,747	$9,268
Net increase / (decrease) in cash, cash equivalents and restricted cash	65	(479)	5,728
Cash, cash equivalents and restricted cash at end of period (Note 3)	$9,747	$9,268	$14,996

The accompanying notes are part of the consolidated financial statements.

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

Our results include adjustments due to the impact of COVID-19, the most significant of which was a charge to the provision for credit losses. The majority of this adjustment was recorded in the first quarter of 2020. See Note 4 for additional information.

Separation and Restructuring Actions

We executed separation and restructuring actions associated with our plans to transform our business. The impact of these actions was a loss of $56 million and $55 million, primarily separation costs, for the years ended December 31, 2019 and 2020, respectively.

Related to these restructuring actions, we determined that it was not probable that we would hold certain assets and liabilities for more than the following twelve months, and these assets and liabilities were reported as held-for-sale. The total value of our Assets held-for-sale presented at fair value at December 31, 2019 and 2020 were $1,698 million and $36 million respectively, and Liabilities held-for-sale presented at fair value at December 31, 2019 were $45 million. There were no Liabilities held-for-sale at December 31, 2020.

In the fourth quarter of 2019, we committed to a plan to sell our operations in Forso Nordic AB (“Forso”), a wholly owned subsidiary, which provided retail and dealer financing in Denmark, Finland, Norway, and Sweden. Our Income before income taxes at December 31, 2019 included a loss of $20 million due to a fair value impairment as a result of the pending sale. In the first quarter of 2020, we completed the sale of Forso recognizing a pre-tax loss of $4 million in Other income, net and cash proceeds of $1,340 million. Forso related Assets held-for-sale and Liabilities held-for-sale presented at fair value at December 31, 2019 were $1,416 million and $45 million, respectively (excluding intercompany assets of $2 million and intercompany liabilities of $1,274 million (primarily debt) which are eliminated in the consolidated balance sheets). The nonrecurring fair value measurement was categorized within Level 3 of the fair value hierarchy. We determined fair value using a market approach, estimated based on our expected proceeds to be received which we concluded was most representative of the value of the assets.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION (Continued)

Nature of Operations

We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our portfolio consists of finance receivables and net investment in operating leases. We also service the finance receivables and net investment in operating leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs. See Notes 4, 5, and 11 for additional information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. See Note 14 for key operating data on our business segments and for geographic information on our regions.

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

NOTE 2. ACCOUNTING POLICIES

For each accounting topic that is addressed in its own note, the description of the accounting policy may be found in the related note. Other significant remaining accounting policies are described below.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect our results. The accounting estimates that are most important to our business involve the allowance for credit losses related to finance receivables, and accumulated depreciation on vehicles subject to operating leases. Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Foreign Currency

We remeasure monetary assets and liabilities denominated in a currency that is different than a reporting entity’s functional currency from the transactional currency to the legal entity’s functional currency. The effect of this remeasurement process and the results of our foreign currency hedging activities are reported in Other income, net.
Generally, our foreign subsidiaries use the local currency as their functional currency. We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars using end-of-period exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in Foreign currency translation, a component of Other comprehensive income / (Ioss), net of tax. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the amount of accumulated foreign currency translation related to the entity is reclassified to income and recognized as part of the gain or loss on the investment.

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

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2020, for the adoption of ASU 2016-13 was as follows (in millions):

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

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.
On April 1, 2020, we adopted the new standard and the related amendment, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. As of December 31, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

We also adopted the following ASUs during 2020, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

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

Accounting Standards Issued But Not Yet Adopted

The following standard may have a significant impact on our consolidated financial statements and disclosures.

ASU 2019-12 - Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board issued a new accounting standard that simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas. The new standard clarifies that an entity may elect to, but is not required to, reflect an allocation of consolidated current and deferred tax expense for non-taxable legal entities that are treated as disregarded by taxing authorities in their separately issued financial statements. Our financial statements presently include an allocation of the Ford Motor Company consolidated U.S. current and deferred tax expense to us and certain of our U.S. subsidiaries that are treated as disregarded entities for U.S. tax purposes (see Note 10 for further information). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are evaluating the optional elections and are assessing the potential impact to our financial statements and disclosures.

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of purchase. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our consolidated balance sheets.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheets at December 31 (in millions):

	Fair Value Level	2019	2020
Cash and cash equivalents
United States government	1	$—	$3,255
United States government agencies	2	—	640
Non-United States government and agencies	2	350	717
Corporate debt	2	604	970
Total marketable securities classified as cash equivalents		954	5,582
Cash, time deposits and money market funds		8,113	8,767
Total cash and cash equivalents		$9,067	$14,349

Marketable securities
United States government	1	$195	$1,082
United States government agencies	2	210	485
Non-United States government and agencies	2	2,408	2,693
Corporate debt	2	193	308
Other marketable securities	2	290	292
Total marketable securities		$3,296	$4,860

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2019	December 31, 2020
Cash and cash equivalents	$9,067	$14,349
Restricted cash included in other assets (a)	139	647
Cash, cash equivalents and restricted cash in assets held-for-sale	62	—
Total cash, cash equivalents, and restricted cash	$9,268	$14,996
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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, to finance the purchase of dealership real estate, and to finance other dealer programs. Wholesale financing is approximately 93% of our dealer financing.

•Other financing – includes purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers and certain used vehicles from daily rental fleet companies. In addition, we provide financing to Ford for vehicles that Ford leases to its employees. These receivables are excluded from our credit quality reporting since the performance of this group of receivables is generally guaranteed by Ford.

Finance receivables are recorded at the time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses.

For all finance receivables, we define “past due” as any payment including principal and interest, that is at least 31 days past the contractual due date.
Revenue from finance receivables is recognized using the interest method and includes the accretion of certain direct origination costs that are deferred and interest supplements received from Ford and affiliated companies. The unearned interest supplements on finance receivables are included in Total finance receivables, net on the balance sheets, and the earned interest supplements are included in Total financing revenue on the income statements.

We measure finance receivables at fair value using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding expected credit losses, pre-payment speed, and applicable spreads to approximate current rates. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

Notes and accounts receivable from affiliated companies are presented separately on the balance sheets. These receivables are based on intercompany relationships and the balances are settled regularly. We do not assess these receivables for potential credit losses, nor are they subjected to aging analysis, credit quality reviews, or other formal assessments. As a result, Notes and accounts receivable from affiliated companies are not subject to the following disclosures contained herein.

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

Each quarter, we make a determination of whether it is probable that finance receivables originated or purchased during the quarter will be held for the foreseeable future based on historical receivables sale experience, internal forecasts and budgets, as well as other relevant, reliable information available through the date of evaluation. For purposes of this determination, probable means at least 70% likely and, consistent with our budgeting and forecasting period, we define foreseeable future to mean twelve months. We classify receivables as HFI or HFS on a receivable-by-receivable basis. Specific receivables included in off-balance sheet sale transactions are generally not identified until the month in which the sale occurs.

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

The value of the finance receivables considered HFS at December 31, 2019 was $1,512 million, primarily Forso related finance receivables of $1,230 million. At December 31, 2020, there were $36 million of certain wholesale finance receivables specifically identified as HFS. These HFS values are reported in Assets held-for-sale on the consolidated balance sheets. See Note 1 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Finance Receivables, Net

Total finance receivables, net at December 31 were as follows (in millions):

	2019	2020
Consumer
Retail installment contracts, gross	$68,998	$73,726
Finance leases, gross	8,566	8,431
Retail financing, gross	77,564	82,157
Unearned interest supplements from Ford and affiliated companies	(3,589)	(3,987)
Consumer finance receivables	73,975	78,170

Non-Consumer
Dealer financing (a)	38,910	26,517
Other financing (b)	1,945	1,688
Non-Consumer finance receivables	40,855	28,205
Total recorded investment (c)	$114,830	$106,375

Recorded investment in finance receivables	$114,830	$106,375
Allowance for credit losses	(513)	(1,305)
Total finance receivables, net	$114,317	$105,070

Net finance receivables subject to fair value (d)	$106,131	$97,043
Fair value	106,260	98,630
__________
(a)Includes $4.1 billion and $5.1 billion at December 31, 2019 and 2020, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in transit to the destination dealers. Interest earned from Ford and affiliated companies associated with receivables from gate-released vehicles in transit to dealers for the years ended December 31, 2018, 2019, and 2020 was $261 million, $229 million, and $137 million, respectively. Balances at December 31, 2019 and 2020, also include $844 million and $515 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2018, 2019, and 2020, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide dealer financing was $8 million, $10 million, and $13 million, respectively. Consolidated subsidiaries of Ford include dealerships that are owned and consolidated by Ford.
(b)Represents other financing receivables with Ford and entities (primarily dealers) that are reported as consolidated subsidiaries of Ford, which includes amounts associated with purchased receivables and receivables associated with the financing of vehicles that Ford leases to employees. Interest earned from Ford and affiliated companies associated with these other financing receivables totaled $84 million, $96 million, and $88 million for the years ended December 31, 2018, 2019, and 2020, respectively.
(c)Earned interest supplements on consumer and non-consumer receivables from Ford and affiliated companies totaled $2.4 billion, $2.5 billion, and $2.4 billion for the years ended December 31, 2018, 2019, and 2020, respectively. Cash received from interest supplements totaled $2.7 billion, $2.6 billion, and $2.8 billion for the years ended December 31, 2018, 2019, and 2020, respectively.
(d)Net finance receivables subject to fair value exclude finance leases.

At December 31, 2019 and 2020, accrued interest was $253 million and $181 million, respectively, which we report in Other assets.

Included in the recorded investment in finance receivables were consumer and non-consumer receivables that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. See Note 6 for additional information.

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

The amounts contractually due on finance leases at December 31, 2020 were as follows (in millions):

	Finance Lease Receivables
	2021	2022	2023	2024	2025	Total
Contractual maturity	$1,978	$1,751	$1,348	$555	$55	$5,687
Less: Present value discount						251
Total finance lease receivables						$5,436

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net at December 31 is as follows (in millions):

	2019	2020
Finance lease receivables	$5,651	$5,436
Unguaranteed residual assets	2,795	2,893
Initial direct costs	120	102
Finance leases, gross	8,566	8,431
Unearned interest supplements from Ford and affiliated companies	(363)	(337)
Allowance for credit losses	(17)	(67)
Finance leases, net	$8,186	$8,027

Financing revenue from finance leases was $375 million, $380 million, and $357 million for the years ended December 31, 2018, 2019, and 2020, respectively, and is included in Retail financing.

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

The credit quality analysis of consumer receivables at December 31, 2019 was as follows (in millions):

Consumer
31-60 days past due	$839
61-120 days past due	166
Greater than 120 days past due	35
Total past due	1,040
Current	72,935
Total	$73,975

The credit quality analysis of consumer receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total
Consumer
31-60 days past due	$45	$62	$103	$162	$166	$143	$681
61-120 days past due	7	12	24	44	45	31	163
Greater than 120 days past due	11	6	7	8	7	2	41
Total past due	63	80	134	214	218	176	885
Current	782	2,519	6,656	13,725	20,856	32,747	77,285
Total	$845	$2,599	$6,790	$13,939	$21,074	$32,923	$78,170

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

We regularly review our model to confirm the continued business significance and statistical predictability of the model and may make updates to improve the performance of the model. In addition, we regularly audit dealer inventory and dealer sales records to verify that the dealer is in possession of the financed vehicles and is promptly paying each receivable following the sale of the financed vehicle. The frequency of on-site vehicle inventory audits depends primarily on the dealer’s risk rating. Under our policies, on-site vehicle inventory audits of low-risk dealers are conducted only as circumstances warrant. On-site vehicle inventory audits of higher-risk dealers are conducted with increased frequency based primarily on the dealer’s risk rating, but also considering the results of our electronic monitoring of the dealer’s performance, including daily payment verifications and monthly analyses of the dealer’s financial statements, payoffs, aged inventory, over credit line, and delinquency reports. We typically perform a credit review of each dealer annually and more frequently review certain dealers based on the dealer’s risk rating and total exposure. We adjust the dealer’s risk rating, if necessary. The credit quality of dealer financing receivables is evaluated based on our internal dealer risk rating analysis. A dealer has the same risk rating for its entire dealer financing regardless of the type of financing.

The credit quality analysis of dealer financing receivables at December 31, 2019 was as follows (in millions):

Dealer financing
Group I	$31,206
Group II	5,407
Group III	2,108
Group IV	189
Total (a)	$38,910
__________
(a)Total past due dealer financing receivables at December 31, 2019 were $62 million.

The credit quality analysis of dealer financing receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2016	2016	2017	2018	2019	2020	Total	Wholesale Loans	Total
Group I	$503	$129	$110	$188	$70	$248	$1,248	$18,769	$20,017
Group II	38	20	11	35	3	87	194	4,680	4,874
Group III	9	—	3	19	3	35	69	1,464	1,533
Group IV	2	—	—	—	2	6	10	83	93
Total (a)	$552	$149	$124	$242	$78	$376	$1,521	$24,996	$26,517
__________
(a)Total past due dealer financing receivables at December 31, 2020 were $99 million.

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

We have offered various programs to provide relief to our customers impacted by COVID-19. These programs, which were broadly available to our customers during the first half of 2020, included payment extensions. We concluded that these programs did not meet TDR criteria. As of December 31, 2020, in the United States, we have received payments on nearly all the pandemic extensions offered to our customers. The volume of payment extensions has returned to pre-COVID-19 levels and we continue to grant payment extensions to customers and dealers under our normal business practices.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Allowance for Credit Losses

The allowance for credit losses represents our estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly.

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

Consumer Portfolio

For consumer receivables that share similar risk characteristics such as product type, initial credit risk, term, vintage, geography, and other relevant factors, we estimate the lifetime expected credit loss allowance based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. Probability of default models are developed from internal risk scoring models taking into account the expected probability of payment and time to default, adjusted for macroeconomic outlook and recent performance. The models consider factors such as risk evaluation at the time of origination, historical trends in credit losses (which include the impact of TDRs), and the composition and recent performance of the present portfolio (including vehicle brand, term, risk evaluation, and new / used vehicles). The loss given default is the percentage of the expected balance due at default that is not recoverable, taking into account the expected collateral value and trends in recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies). Monthly exposures are equal to the receivables’ expected outstanding principal and interest balance.

The allowance for credit losses incorporates forward-looking macroeconomic conditions for baseline, upturn, and downturn scenarios. Three separate credit loss allowances are calculated from these scenarios. They are then probability-weighted to determine the quantitative estimate of the credit loss allowance recognized in the financial statements. We use forecasts from a third party that revert to a long-term historical average after a reasonable and supportable forecasting period which is specific to the particular macroeconomic variable and which varies by market. We update the forward-looking macroeconomic forecasts quarterly. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors, including economic uncertainty, observable changes in portfolio performance, and other relevant factors. On an ongoing basis, we review our models, including macroeconomic factors, the selection of macroeconomic scenarios, and their weighting, to ensure they reflect the risk of the portfolio.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Wholesale Loans. We estimate the allowance for credit losses for wholesale loans based on historical loss-to-receivable (“LTR”) ratios, expected future cash flows, and the fair value of collateral. For wholesale loans with similar risk characteristics, the allowance for credit losses is estimated on a collective basis using the LTR model and management judgment. The LTR model is based on the most recent years of history. An LTR ratio is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding unearned interest supplements and allowance for credit losses. The average LTR ratio is multiplied by the end-of-period balances, representing the lifetime expected credit loss reserve.

Dealer Loans. We use a weighted-average remaining maturity method to estimate the lifetime expected credit loss reserve for dealer loans. The loss model is based on the industry-wide commercial real estate credit losses, adjusted to factor in the historical credit losses for our dealer loans portfolio. The expected credit loss is calculated under different macroeconomic scenarios that are weighted to provide the total lifetime expected credit loss.

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant forward-looking economic factors, an adjustment is made based on management judgment.

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 was as follows (in millions):

	2019 (a)			2020
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$566	$23	$589	$496	$17	$513
Adoption of ASU 2016-13 (b)	—	—	—	247	5	252
Charge-offs	(527)	(22)	(549)	(441)	(29)	(470)
Recoveries	168	10	178	161	8	169
Provision for credit losses	291	5	296	771	57	828
Other (c)	(2)	1	(1)	11	2	13
Ending balance	$496	$17	$513	$1,245	$60	$1,305

__________
(a)The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019.
(b)Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020. See Note 2 for additional information.
(c)Primarily represents amounts related to translation adjustments.

For the year ended December 31, 2020, the allowance for credit losses increased $792 million. The change reflects an increase to the reserve of $252 million related to the adoption of ASU 2016-13, with the remainder primarily related to economic conditions attributable to the COVID-19 pandemic. The change to the reserve due to the impact of COVID-19 reflects economic uncertainty which, along with the expectation of continued higher unemployment, has increased the probability of default and loss given default rates used in our estimate of the lifetime expected credit losses for our consumer portfolio, especially in the United States. These economic trends and conditions are also expected to negatively impact our dealers. Although net charge-offs for the year ended December 31, 2020 remained low, reflecting government relief programs and our customer payment deferral programs, the future impact of COVID-19 on credit losses is expected to be adverse. We will continue to monitor economic trends and conditions and will adjust the reserve accordingly.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. Unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2019 and 2020 was $3.1 billion and $2.5 billion, respectively. Earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating leases for the years ended December 31, 2018, 2019, and 2020 was $2.4 billion, $2.6 billion, and $2.3 billion, respectively. Interest supplements and residual support cash received totaled $2.8 billion, $2.5 billion, and $1.7 billion for the years ended December 31, 2018, 2019, and 2020, respectively.

Depreciation expense on vehicles subject to operating leases is recognized on a straight-line basis in an amount necessary to reduce the leased vehicle value to its estimated residual value at the end of the scheduled lease term. Our policy is to promptly sell returned off-lease vehicles. We evaluate our depreciation for leased vehicles on a regular basis taking into consideration various assumptions, such as expected residual values at lease termination (including residual value support payments from Ford), the estimated number of vehicles that will be returned to us, and historical experience on early terminations due to customer defaults. Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. Upon disposition of the vehicle, the difference between net book value and actual proceeds is recorded as an adjustment to Depreciation on vehicles subject to operating leases.

Accumulated depreciation reduces the value of the vehicles from their initial acquisition value to their expected residual value at the end of the lease, with the associated depreciation expense recognized on a straight-line basis over the scheduled lease term. At the time of purchase, we establish the expected residual value for the vehicle based on recent auction values, return volumes for our leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. We monitor residual values each month and review the accuracy of our accumulated depreciation on a quarterly basis.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (continued)

Net investment in operating leases at December 31 was as follows (in millions):

	2019	2020
Vehicles, at cost (a)	$33,431	$32,495
Accumulated depreciation	(5,772)	(5,840)
Net investment in operating leases	$27,659	$26,655
__________
(a)Includes interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and other vehicle acquisition costs.

We have a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The financing we provide under this agreement is reflected on our balance sheets in Total finance receivables, net. The revenue related to these agreements is reflected in Other financing.

The amounts contractually due on our operating leases at December 31, 2020 were as follows (in millions):

	2021	2022	2023	2024	2025	Total
Operating lease payments	$4,370	$2,530	$878	$98	$4	$7,880

Operating leases are generally pre-payable without penalty which may result in actual amounts paid to differ from amounts contractually due.

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

We use special purpose entities (“SPEs”) to issue asset-backed securities. We have deemed most of these SPEs to be VIEs of which we are the primary beneficiary, and therefore, are consolidated. The SPEs are established for the sole purpose of financing the securitized financial assets. The SPEs are generally financed through the issuance of notes or commercial paper into the public or private markets or directly with conduits.

We continue to recognize our financial assets related to our sales of receivables when the financial assets are sold to a consolidated VIE or a consolidated voting interest entity. We derecognize our financial assets when the financial assets are sold to a non-consolidated entity and we do not maintain control over the financial assets.

A VIE is an entity that either (i) has insufficient equity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. We consolidate VIEs of which we are the primary beneficiary. We consider ourselves the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

We have the power to direct significant activities of our special purpose entities when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions. We generally retain economic interests in the asset-backed securitization transactions, which are retained in the form of senior or subordinated interests, cash reserve accounts, residual interests, and servicing rights. For accounting purposes, we are precluded from recording the transfers of assets in securitization transactions as sales.

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. We aggregate and analyze the asset-backed securitization transactions based on the risk profile of the product and the type of funding structure, including:

•Retail financing – consumer credit risk and pre-payment risk;
•Wholesale financing – dealer credit risk and Ford risk, as the receivables owned by the VIEs primarily arise from the financing provided by us to Ford-franchised dealers; therefore, the collections depend upon the sale of Ford vehicles; and
•Net investment in operating leases – vehicle residual value risk, consumer credit risk, and pre-payment risk.

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. There were no contributions in 2019 and the balance of cash related to these contributions was $0 throughout 2019. The balance of cash related to these contributions was $25 million at December 31, 2020 and ranged from $0 to $524 million throughout 2020.

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
(d)The global adjusted pool balance of the wholesale finance receivables owned by the securitization trusts was $26.8 billion and the required pool balance was $18.4 billion. As of December 31, 2019, the adjusted pool balance was $8.4 billion higher than the required pool balance.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	2020
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$2.0	$35.8	$0.4	$35.4	$28.4
Wholesale financing	0.2	16.1	—	16.1	10.7
Finance receivables	2.2	51.9	0.4	51.5	39.1
Net investment in operating leases	0.6	12.8	—	12.8	7.7
Total VIE	$2.8	$64.7	$0.4	$64.3	$46.8

Non-VIE
Retail financing	$0.4	$7.9	$0.1	$7.8	$7.6
Wholesale financing	—	0.3	—	0.3	0.2
Finance receivables	0.4	8.2	0.1	8.1	7.8
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$8.2	$0.1	$8.1	$7.8

Total securitization transactions
Retail financing	$2.4	$43.7	$0.5	$43.2	$36.0
Wholesale financing (d)	0.2	16.4	—	16.4	10.9
Finance receivables	2.6	60.1	0.5	59.6	46.9
Net investment in operating leases	0.6	12.8	—	12.8	7.7
Total securitization transactions	$3.2	$72.9	$0.5	$72.4	$54.6
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance costs.
(d)The global adjusted pool balance of the wholesale finance receivables owned by the securitization trusts was $16.4 billion and the required pool balance was $14.1 billion. As of December 31, 2020, the adjusted pool balance was $2.3 billion higher than the required pool balance.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2018	2019	2020
VIE	$1,220	$1,373	$1,050
Non-VIE	177	201	152
Total securitization transactions	$1,397	$1,574	$1,202

Certain of our securitization entities may enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt. In certain instances, the counterparty enters into offsetting derivative transactions with us to mitigate its interest rate risk resulting from derivatives with our securitization entities. These related derivatives are not the obligations of our securitization entities. See Note 7 for additional information regarding the accounting for derivatives. Our exposures based on the fair value of derivative instruments with external counterparties related to securitization programs at December 31 were as follows (in millions):

	2019		2020
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$12	$19	$—	$56
Derivatives related to the VIEs	7	5	5	—
Other securitization related derivatives	4	30	—	79
Total exposures related to securitization	$23	$54	$5	$135

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

Derivative expense / (income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2018	2019	2020
Derivatives of the VIEs	$30	$41	$130
Derivatives related to the VIEs	(11)	(5)	(9)
Other securitization related derivatives	(2)	39	113
Total derivative expense / (income) related to securitization	$17	$75	$234

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into highly effective derivative contracts:

•Interest rate contracts, including swaps, that are used to manage the effects of interest rate fluctuations;
•Foreign currency exchange contracts, including forwards, that are used to manage foreign exchange exposure; and
•Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign-denominated debt.

We review our hedging program, derivative positions, and overall risk management strategy on a regular basis.

Derivative Financial Instruments and Hedge Accounting. Derivative assets and derivative liabilities are reported in Derivative financial instruments on our balance sheets.

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. The discount rate used is the relevant benchmark interest rate (e.g., LIBOR, SONIA) plus an adjustment for nonperformance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements and any posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate and cross-currency interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate and foreign exchange. We report the change in fair value of the hedged debt related to the change in benchmark interest rate in Debt and Interest expense. We report the change in fair value of the hedged debt and hedging instrument related to foreign currency in Other income, net. Net interest settlements and accruals, and fair value changes on hedging instruments due to the benchmark interest rate change are reported in Interest expense. The cash flows associated with fair value hedges are reported in Net cash provided by / (used in) operating activities on our statements of cash flows.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is recognized in Interest expense over its remaining life.

Derivatives Not Designated as Hedging Instruments. We report net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Other income, net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross-currency interest rate swaps are reported in Other income, net. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by / (used in) investing activities on our statements of cash flows.

Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2018	2019	2020
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$10	$(16)	$290
Fair value changes on hedging instruments	(155)	706	986
Fair value changes on hedged debt	153	(694)	(985)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	—	—	(2)
Fair value changes on hedging instruments	—	—	38
Fair value changes on hedged debt	—	—	(37)
Derivatives not designated as hedging instruments
Interest rate contracts	(84)	(13)	(100)
Foreign currency exchange contracts (a)	163	52	(82)
Cross-currency interest rate swap contracts	(244)	(229)	486
Total	$(157)	$(194)	$594
__________
(a)Reflects forward contracts between Ford Credit and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts at December 31 were as follows (in millions):

	2019			2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$26,577	$702	$19	$26,924	$1,331	$4
Cross-currency interest rate swaps	—	—	—	885	46	—
Derivatives not designated as hedging instruments
Interest rate contracts	68,914	275	191	70,318	663	439
Foreign currency exchange contracts	5,540	17	79	4,378	4	80
Cross-currency interest rate swap contracts	5,849	134	67	6,849	557	1
Total derivative financial instruments, gross (a) (b)	$106,880	$1,128	$356	$109,354	$2,601	$524
__________
(a)At December 31, 2019 and 2020, we held collateral of $18 million and $9 million, and we posted collateral of $78 million and $96 million, respectively.
(b)At December 31, 2019 and 2020, the fair value of assets and liabilities available for counterparty netting was $169 million and $204 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED REVENUE

Other assets and Other liabilities and deferred revenue consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets at December 31 were as follows (in millions):

	2019	2020
Accrued interest and other non-finance receivables (a)	$898	$1,726
Prepaid reinsurance premiums and other reinsurance recoverables	687	708
Collateral held for resale, at net realizable value	843	675
Restricted cash	139	647
Property and equipment, net of accumulated depreciation (b)	212	219
Deferred charges – income taxes	171	165
Investment in non-consolidated affiliates (c)	132	132
Operating lease assets	108	98
Other	208	223
Total other assets	$3,398	$4,593
__________
(a)Includes income tax receivable from affiliated companies of $0 and $867 million at December 31, 2019 and 2020, respectively.
(b)Accumulated depreciation was $393 million and $365 million at December 31, 2019 and 2020, respectively.
(c)December 31, 2020 includes the adoption of ASU 2016-13, reducing investment in non-consolidated affiliates by $8 million. See Note 2 for additional information.

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2019	2020
Interest payable	$888	$857
Unearned insurance premiums and fees	806	822
Income tax and related interest (a)	433	147
Operating lease liabilities	110	100
Deferred revenue	110	87
Other	286	293
Total other liabilities and deferred revenue	$2,633	$2,306
__________
(a)Includes tax and interest payable to affiliated companies of $294 million and $16 million at December 31, 2019 and 2020, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS

We obtain short-term funding from the issuance of demand notes to retail investors through our demand notes program. We have certain securitization programs that issue short-term asset-backed debt securities that are sold to institutional investors. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding. We also have a commercial paper program with qualified institutional investors. We obtain long-term debt funding through the issuance of a variety of unsecured and asset-backed debt securities in the United States and international capital markets.

Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

Debt is reported on our consolidated balance sheets at par value adjusted for unamortized discount or premium, unamortized issuance costs, and adjustments related to designated fair value hedging (see Note 7 for additional information). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt or to the put date and are recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Other income, net.

Debt outstanding and interest rates at December 31 were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	2019	2020	2019	2020	2019	2020
Short-term debt
Unsecured debt
Floating rate demand notes	$6,545	$6,458
Commercial paper	3,560	163
Other short-term debt	2,731	3,777
Asset-backed debt	881	1,031
Total short-term debt	13,717	11,429	2.8%	1.5%	2.8%	1.6%
Long-term debt
Unsecured debt
Notes payable within one year	15,062	17,185
Notes payable after one year	55,148	54,197
Asset-backed debt
Notes payable within one year	23,609	21,345
Notes payable after one year	32,162	32,276
Unamortized (discount) / premium	7	30
Unamortized issuance costs	(214)	(252)
Fair value adjustments (a)	538	1,467
Total long-term debt	126,312	126,248	3.0%	2.7%	3.0%	2.7%
Total debt	$140,029	$137,677	2.9%	2.6%	3.0%	2.6%

Fair value of debt	$141,678	$139,796
Interest rate characteristics of debt payable after one year
Fixed interest rate	67,090	71,515
Variable interest rate (generally based on LIBOR or other short-term rates)	20,220	14,958
Total payable after one year	$87,310	$86,473
__________
(a)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $7 million and $299 million at December 31, 2019 and 2020, respectively. The carrying value of hedged debt was $39.4 billion and $45.5 billion at December 31, 2019 and 2020, respectively.

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

We measure debt at fair value for purposes of disclosure using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy. The fair value of debt includes $12.8 billion and $10.4 billion of short-term debt at December 31, 2019 and 2020, respectively, carried at cost, which approximates fair value. We paid interest of $3.5 billion, $4.1 billion, and $3.4 billion in 2018, 2019, and 2020, respectively, on debt.

Maturities

Debt maturities at December 31, 2020 were as follows (in millions):

	2021 (a)	2022	2023	2024	2025	Thereafter (b)	Total
Unsecured debt	$27,583	$13,983	$10,835	$10,323	$9,117	$9,939	$81,780
Asset-backed debt	22,376	14,419	7,850	3,148	6,159	700	54,652
Total	49,959	28,402	18,685	13,471	15,276	10,639	136,432
Unamortized (discount) / premium							30
Unamortized issuance costs							(252)
Fair value adjustments							1,467
Total debt							$137,677
__________
(a)Includes $11,429 million for short-term and $38,530 million for long-term debt.
(b)Matures between 2026 and 2030.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $38.1 billion ($22.2 billion of retail financing, $4.8 billion of wholesale financing, and $11.1 billion of operating leases) at December 31, 2020. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $16.8 billion having maturities within the next twelve months and the remaining balance having maturities through 2022. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2020, $16.7 billion of these commitments were in use and we had $3.1 billion of asset-backed capacity that was in excess of eligible receivables primarily due to decline in wholesale asset balances. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of December 31, 2020, Ford Bank GmbH (“Ford Bank”) had liquidity in the form of €104 million (equivalent to $128 million) of senior ABS notes eligible for collateral in the European Central Bank’s monetary policy programs.

Unsecured Credit Facilities

At December 31, 2020, we and our majority-owned subsidiaries had $2.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Bank plc (“FCE”) Credit Agreement and the Ford Bank Credit Agreement. At December 31, 2020, $2.0 billion was available for use.

FCE’s £780 million (equivalent to $1,066 million at December 31, 2020) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s €240 million (equivalent to $294 million at December 31, 2020) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2023, except for £95 million of the FCE Credit Agreement that matures in 2022. At December 31, 2020, all £780 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

Ford Motor Credit Company LLC is a disregarded entity for United States income tax purposes. Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries. In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or foreign tax credits are generally allocated to us on a separate return basis calculated as if we were a taxable corporation. The amount allocated to us for certain minimum taxes, such as global intangible low-taxed income tax, will not exceed the net liability as determined on a consolidated basis.

We account for tax on global intangible low-taxed income in the period incurred.

Components of Income Taxes

	2018	2019	2020
Income before income taxes (in millions)
United States	$1,717	$2,160	$2,085
Non-United States	910	838	523
Total	$2,627	$2,998	$2,608

Provision for / (Benefit from) income taxes for the years ended December 31 was estimated as follows (in millions):

	2018	2019	2020
Current
Federal	$72	$396	$53
Non-United States	153	168	98
State and local	(81)	169	154
Total current	144	733	305
Deferred
Federal	283	(12)	372
Non-United States	(125)	104	61
State and local	101	(55)	(54)
Total deferred	259	37	379
Provision for / (Benefit from) income taxes	$403	$770	$684

A reconciliation of the Provision for / (Benefit from) income taxes with the United States statutory tax rate as a percentage of Income before income taxes for the years ended December 31 is as follows:

	2018	2019	2020
United States statutory tax rate	21.0%	21.0%	21.0%
Effect of (in percentage points):
Non-United States tax rates under United States rate	1.7	1.3	1.1
State and local income taxes	0.6	2.7	3.0
Dispositions and restructurings	(8.9)	—	—
United States tax on non-United States earnings	0.4	(0.1)	0.7
Other	0.5	0.8	0.4
Effective tax rate	15.3%	25.7%	26.2%

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

At December 31, 2020, $3.9 billion of non-United States earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.
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

Components of Deferred Tax Assets and Liabilities

Components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2019	2020
Deferred tax assets
Net operating loss carryforwards	$378	$281
Provision for credit losses	141	318
Other foreign	190	217
Employee benefit plans	24	25
Foreign tax credits	669	682
Other	46	57
Total gross deferred tax assets	1,448	1,580
Less: Valuation allowance	(43)	(65)
Total net deferred tax assets	1,405	1,515
Deferred tax liabilities
Leasing transactions	2,674	3,265
Finance receivables	584	574
Other foreign	568	418
Other	1	—
Total deferred tax liabilities	3,827	4,257
Net deferred tax liability	$2,422	$2,742

At December 31, 2020, we have a valuation allowance of $65 million for deferred tax assets primarily related to our Mexico operations.

In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are generally allocated to us on a separate return basis calculated as if we were a taxable corporation. In this regard, the deferred tax assets related to foreign tax credit carryforwards represent amounts primarily due from Ford. We reflect a deferred asset for foreign tax credits within our balance sheets due to our tax sharing agreement which provides for full reimbursement for the use of these credits. Under our tax sharing agreement with Ford, we are generally paid for foreign tax credits at the earlier of our use on a separate return basis or their expiration.

Net operating loss carryforwards for tax purposes were $851 million at December 31, 2020, resulting in a deferred tax asset of $281 million. A substantial portion of these losses will begin to expire beyond 2036. Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Other

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned is included in Other income, net while interest expense is included in Interest expense and the amounts were immaterial in 2019 and 2020.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 was as follows (in millions):

	2019	2020
Beginning balance	$115	$109
Increase - tax positions in prior periods	40	5
Increase - tax positions in current period	—	2
Decrease - tax positions in prior periods	(8)	(8)
Settlements	(36)	—
Lapse of statute of limitations	—	—
Foreign currency translation adjustments	(2)	1
Ending balance	$109	$109

The amount of unrecognized tax benefits at December 31, 2019 and 2020 that would impact the effective tax rate if recognized was $106 million and $105 million, respectively.

Examinations by tax authorities have been completed through 2012 in Germany, 2014 in Canada and the United States, and 2018 in the United Kingdom. We have settled our United States federal income tax matters related to tax years prior to 2015 in accordance with our intercompany tax sharing agreement with Ford.

We recognize income tax-related penalties in Provision for / (Benefit from) income taxes on our consolidated income statements.  We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford in Other income, net on our consolidated income statements. For the years ended December 31, 2018, 2019, and 2020, we recorded net tax related interest expense of $7 million, $3 million, and net tax related interest income of $3 million, respectively, in our consolidated income statements. At December 31, 2019 and 2020, we recorded a net payable of $8 million and $6 million, respectively, for tax related interest in Other liabilities and deferred income.

Cash paid for income taxes was $188 million, $524 million, and $1,454 million in 2018, 2019, and 2020, respectively.

NOTE 11. INSURANCE

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

Insurance Assets

Cash, cash equivalents, and marketable securities related to insurance activities at December 31 were as follows (in millions):

	2019	2020
Cash and cash equivalents	$9	$22
Marketable securities	697	703
Total cash, cash equivalents, and marketable securities	$706	$725

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $12 million at both December 31, 2019 and 2020 and were included in Marketable securities.
Amounts paid to reinsurers relating to the unexpired portion of the underlying automotive service contracts, and amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses are reported in Other assets. Prepaid reinsurance premiums and other reinsurance recoverables were $687 million and $708 million at December 31, 2019 and 2020, respectively. This includes amounts ceded to Ford affiliates of $97 million at both December 31, 2019 and 2020.

Insurance Liabilities

Other liabilities and deferred income includes unearned insurance premiums and fees of $806 million and $822 million at December 31, 2019 and 2020, respectively. This includes amounts from Ford and its affiliates of $696 million and $711 million at December 31, 2019 and 2020, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. INSURANCE (Continued)

The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $12 million at both December 31, 2019 and 2020, and was included in Other liabilities and deferred income.

Insurance Premiums

Insurance premiums written and earned for the years ended December 31 were as follows (in millions):

	2018		2019		2020
	Written	Earned	Written	Earned	Written	Earned
Direct	$392	$346	$406	$377	$366	$350
Assumed	—	—	—	—	—	—
Ceded	(225)	(179)	(223)	(195)	(229)	(207)
Net premiums	$167	$167	$183	$182	$137	$143

The direct premiums earned with Ford and its affiliates were $176 million, $207 million, and $213 million for the years ended December 31, 2018, 2019, and 2020, respectively.

Insurance Expenses

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses for the years ended December 31 were as follows (in millions):

	2018	2019	2020
Insurance losses	$101	$128	$110
Loss adjustment expenses	5	7	5
Reinsurance income and other expenses, net	(29)	(32)	(33)
Insurance expenses	$77	$103	$82

Insurance expenses with Ford and its affiliates were $71 million, $84 million, and $88 million for the years ended December 31, 2018, 2019, and 2020, respectively.

Insurance expenses were reduced by ceded insurance expenses of $114 million, $127 million, and $130 million for the years ended December 31, 2018, 2019, and 2020, respectively.

NOTE 12. OTHER INCOME, NET

Other income consists of various line items that are combined on the income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net for the years ended December 31 were as follows (in millions):

	2018	2019	2020
Gains / (Losses) on derivatives	$(165)	$(190)	$341
Currency revaluation gains / (losses)	12	70	(437)
Interest and investment income	198	318	119
Other (a)	35	16	—
Total other income, net	$80	$214	$23
__________
(a)Includes interest income primarily on notes receivable from affiliated companies of $10 million, $5 million, and $13 million for the years ended December 31, 2018, 2019, and 2020, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. RETIREMENT BENEFITS

We are a participating employer in certain retirement plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2020, filed separately with the Securities and Exchange Commission.

Employee Retirement Plans
Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary, and contributions. The allocation amount can be impacted by key assumptions (e.g., discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees participating in the Ford-sponsored defined benefit plans were $55 million, $47 million, and $59 million for the years ended December 31, 2018, 2019, and 2020, respectively. Allocated costs for defined contribution and savings plans were $7 million, $8 million, and $8 million for the years ended December 31, 2018, 2019, and 2020, respectively, and were charged to Operating expenses.

Postretirement Health Care and Life Insurance Benefits

Postretirement health care and life insurance benefits are provided under certain Ford plans, which provide benefits to retired salaried employees in North America. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

Postretirement health care and life insurance costs allocated to Ford Credit for our employees participating in the Ford-sponsored plans were $4 million, $3 million, and $3 million for the years ended December 31, 2018, 2019, and 2020, respectively, and were charged to Operating expenses.

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
2018
Total revenue	$10,358	$1,160	$864	$12,382	$—	$12,382
Income before income taxes	2,132	382	187	2,701	(74)	2,627
Other disclosures:
Depreciation on vehicles subject to operating leases	3,934	39	—	3,973	—	3,973
Interest expense	3,183	283	470	3,936	(6)	3,930
Provision for credit losses	361	20	45	426	—	426
Net finance receivables and net investment in operating leases	121,712	26,028	7,136	154,876	(8,613)	146,263
Total assets	126,354	27,804	8,051	162,209	—	162,209

2019
Total revenue	$10,795	$1,183	$645	$12,623	$—	$12,623
Income before income taxes	2,365	352	143	2,860	138	2,998
Other disclosures:
Depreciation on vehicles subject to operating leases	3,592	43	—	3,635	—	3,635
Interest expense	3,685	340	346	4,371	18	4,389
Provision for credit losses	260	25	11	296	—	296
Net finance receivables and net investment in operating leases (b)	119,498	25,630	5,062	150,190	(8,214)	141,976
Total assets	125,647	30,050	5,729	161,426	—	161,426

2020
Total revenue	$10,020	$1,012	$430	$11,462	$—	$11,462
Income before income taxes	2,241	196	38	2,475	133	2,608
Other disclosures:
Depreciation on vehicles subject to operating leases	3,237	(2)	—	3,235	—	3,235
Interest expense	2,892	347	223	3,462	(60)	3,402
Provision for credit losses	716	63	49	828	—	828
Net finance receivables and net investment in operating leases (b)	112,208	23,517	4,778	140,503	(8,778)	131,725
Total assets	125,962	27,620	5,435	159,017	—	159,017
__________
(a)Finance receivables, net and Net investment in operating leases include unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).
(b)Excludes held-for-sale receivables.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data, split geographically into the United States (which is our country of domicile), Canada, and Rest of world, for the years ended or at December 31 were as follows (in millions):

	2018	2019	2020
Total revenue
United States	$9,043	$9,472	$8,780
Canada	1,315	1,323	1,240
Rest of world	2,024	1,828	1,442
Total revenue	$12,382	$12,623	$11,462

Net property and net investment in operating leases
United States	$24,057	$24,123	$22,891
Canada	3,155	3,328	3,588
Rest of world	429	420	395
Net property and net investment in operating leases	$27,641	$27,871	$26,874

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Total revenue	$3,194	$3,188	$3,127	$3,114	$12,623
Depreciation on vehicles subject to operating leases	(924)	(894)	(894)	(923)	(3,635)
Interest expense	(1,121)	(1,114)	(1,081)	(1,073)	(4,389)
Total financing margin and other revenue	1,149	1,180	1,152	1,118	4,599
Provision for credit losses	33	63	93	107	296
Net income	603	613	571	441	2,228

2020
Total revenue	$3,032	$2,793	$2,855	$2,782	$11,462
Depreciation on vehicles subject to operating leases	(1,052)	(990)	(537)	(656)	(3,235)
Interest expense	(984)	(839)	(792)	(787)	(3,402)
Total financing margin and other revenue	996	964	1,526	1,339	4,825
Provision for credit losses	586	93	86	63	828
Net income	21	407	859	637	1,924

Our first quarter 2020 results include a charge to Provision for credit losses of $486 million to reflect higher estimated defaults on our retail portfolio due to the impact of economic conditions attributable to the COVID-19 pandemic.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We lease various land, buildings, and equipment under agreements that expire over various contractual periods ranging from less than one year to thirty years. Many of our leases contain one or more options to extend. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. The leased (“right-of-use”) assets in operating lease arrangements are presented in Other assets on our consolidated balance sheets.

For the majority of our leases, we do not separate the non-lease components (e.g., maintenance and operating services) from the lease components to which they relate. Instead, non-lease components are included in the measurement of the lease liabilities. We calculate the initial lease liability as the present value of fixed payments not yet paid and variable payments that are based on a market rate or an index (e.g., CPI), measured at commencement. The majority of our leases are discounted using our incremental borrowing rate because the rate implicit in the lease is not readily determinable. All other variable payments are expensed as incurred. Operating lease liabilities are reported in Other liabilities and deferred revenue.

The amounts contractually due on our operating lease liabilities at December 31, 2020 were as follows (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Operating lease	$22	$18	$18	$17	$15	$20	$110
Less: Present value discount							10
Total operating lease liabilities							$100

Operating and variable lease expense for the years ended December 31, 2018, 2019, and 2020 was $28 million, $21 million, and $25 million, respectively. The right-of-use assets obtained in exchange for operating lease liabilities for the years ended December 31, 2019 and 2020 were $42 million and $12 million, respectively.

The weighted average remaining lease term for operating leases for the years ending December 31, 2019 and 2020 was seven years and six years, respectively. The weighted average remaining discount rate for operating leases for the years ended December 31, 2019 and 2020 was 3.1% and 3.3%, respectively.

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

The maximum potential payments under these guarantees and limited indemnities totaled $53 million and $153 million at December 31, 2019 and 2020, respectively. Of these values, $48 million and $62 million at December 31, 2019 and 2020, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2019 and 2020.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENCIES (continued)

In some cases, we have guaranteed debt and other financial obligations of outside third parties and unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the underlying obligation. A payment by us would be triggered by failure of the third party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from a third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction. These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax, and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealer and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities generally would be triggered by a breach of contract claim brought by a counterparty or a third-party claim. While some of these indemnifications are limited in nature, many of them do not limit potential payment. Therefore, we are unable to estimate a maximum amount of future payments that could result from claims made under these unlimited indemnities.

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

For nearly all matters where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE received a decision from the Italian Competition Authority (“ICA”), which included an assessment of a fine against FCE in the amount of €42 million (equivalent to $51 million at December 31, 2020). On March 8, 2019, FCE appealed the decision and the fine to the Italian administrative court, and on November 24, 2020, the Italian administrative court ruled in favor of FCE. On December 23, 2020, the ICA filed an appeal of the Italian administrative court’s decision to the Italian Council of State. While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and / or disclosed.