Form 10-Q
period 2021-03-31
FORD MOTOR CREDIT CO LLC
filed 2021-04-29
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

Exhibit Index begins on page 42

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended March 31,
	2020	2021
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,459	$1,380
Retail financing	976	990
Dealer financing	485	286
Other financing	22	14
Total financing revenue	2,942	2,670
Depreciation on vehicles subject to operating leases	(1,052)	(568)
Interest expense	(984)	(804)
Net financing margin	906	1,298
Other revenue
Insurance premiums earned	47	27
Fee based revenue and other	43	20
Total financing margin and other revenue	996	1,345
Expenses
Operating expenses	362	343
Provision for credit losses (Note 4)	586	(40)
Insurance expenses	6	5
Total expenses	954	308

Other income / (loss), net (Note 10)	(12)	(75)

Income before income taxes	30	962
Provision for income taxes	36	117
Net income / (loss)	$(6)	$845

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2020	2021
	First Quarter
	(unaudited)
Net income / (loss)	$(6)	$845
Other comprehensive income / (loss), net of tax
Foreign currency translation	(348)	(101)
Comprehensive income / (loss)	$(354)	$744

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2020	March 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$14,349	$10,869
Marketable securities (Note 3)	4,860	3,948
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	97,043	92,779
Finance leases	8,027	7,798
Total finance receivables, net of allowance for credit losses of $1,305 and $1,223 (Note 4)	105,070	100,577
Net investment in operating leases (Note 5)	26,655	26,561
Notes and accounts receivable from affiliated companies	853	529
Derivative financial instruments (Note 7)	2,601	1,685
Assets held-for-sale	36	14
Other assets (Note 8)	3,705	3,085
Total assets	$158,129	$147,268

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,087	$1,136
Affiliated companies	490	844
Total accounts payable	1,577	1,980
Debt (Note 9)	137,677	126,792
Deferred income taxes	504	524
Derivative financial instruments (Note 7)	524	577
Other liabilities and deferred revenue (Note 8)	2,280	2,084
Total liabilities	142,562	131,957

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss)	(478)	(579)
Retained earnings	10,818	10,663
Total shareholder’s interest	15,567	15,311
Total liabilities and shareholder’s interest	$158,129	$147,268

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2020	March 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$2,822	$4,794
Finance receivables, net	51,472	48,902
Net investment in operating leases	12,794	10,026
Derivative financial instruments	—	2
LIABILITIES
Debt	$46,770	$43,387
Derivative financial instruments	56	30

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2019	$5,227	$(850)	$12,012	$16,389
Adoption of accounting standards (Note 2)	—	—	(242)	(242)
Net income / (loss)	—	—	(6)	(6)
Other comprehensive income / (loss), net of tax	—	(348)	—	(348)
Distributions declared	—	—	(343)	(343)
Balance at March 31, 2020	$5,227	$(1,198)	$11,421	$15,450

Balance at December 31, 2020	$5,227	$(478)	$10,818	$15,567
Net income / (loss)	—	—	845	845
Other comprehensive income / (loss), net of tax	—	(101)	—	(101)
Distributions declared	—	—	(1,000)	(1,000)
Balance at March 31, 2021	$5,227	$(579)	$10,663	$15,311

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2020	2021
	First Three Months
	(unaudited)
Cash flows from operating activities
Net income / (loss)	$(6)	$845
Adjustments to reconcile net income to net cash provided in operations
Provision for credit losses	586	(40)
Depreciation and amortization	1,250	738
Amortization of upfront interest supplements	(532)	(578)
Net change in finance and wholesale receivables held-for-sale	(74)	—
Net change in deferred income taxes	38	13
Net change in other assets	(322)	341
Net change in other liabilities	(758)	229
All other operating activities	63	114
Net cash provided by / (used in) operating activities	245	1,662

Cash flows from investing activities
Purchases of finance receivables	(8,222)	(8,467)
Principal collections of finance receivables	10,258	10,315
Purchases of operating lease vehicles	(3,441)	(2,841)
Proceeds from termination of operating lease vehicles	2,768	2,488
Net change in wholesale receivables and other short-duration receivables	(881)	2,628
Proceeds from sale of business	1,340	—
Purchases of marketable securities	(680)	(3,701)
Proceeds from sales and maturities of marketable securities	1,535	4,598
Settlements of derivatives	159	56
All other investing activities	(22)	(10)
Net cash provided by / (used in) investing activities	2,814	5,066

Cash flows from financing activities
Proceeds from issuances of long-term debt	11,623	4,631
Principal payments on long-term debt	(12,652)	(14,814)
Change in short-term debt, net	(904)	568
Cash distributions to parent	(343)	(1,000)
All other financing activities	(21)	(11)
Net cash provided by / (used in) financing activities	(2,297)	(10,626)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(252)	(67)

Net increase / (decrease) in cash, cash equivalents and restricted cash	$510	$(3,965)

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$9,268	$14,996
Net increase / (decrease) in cash, cash equivalents and restricted cash	510	(3,965)
Cash, cash equivalents and restricted cash at end of period (Note 3)	$9,778	$11,031

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries, and its consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). We reclassify certain prior period amounts in our consolidated financial statements to conform to current year presentation.

NOTE 2. ACCOUNTING POLICIES

Adoption of New Accounting Standards
ASU 2019-12 - Simplifying the Accounting for Income Taxes. Effective January 1, 2021, we adopted the amendments in this ASU to simplify the accounting for income taxes. The only amendment that had a material effect on our financial statements clarified that an entity may elect to, but is not required to, reflect an allocation of consolidated current and deferred tax expense for non-taxable legal entities that are treated as disregarded by taxing authorities in their separately issued financial statements.

With the adoption of the amendments, our financial statements no longer reflect an allocation of the Ford Motor Company consolidated United States current and deferred tax expense to us and certain of our United States subsidiaries that are treated as disregarded entities for United States tax purposes. These amendments reduce complexity in accounting for income taxes and better reflect our external obligations to tax authorities. Following the adoption, in April 2021, we entered into a Second Amended and Restated Tax Sharing Agreement with Ford.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

The effect of the retrospective adoption of this amendment on our consolidated income statement, balance sheet, and statement of cash flows was as follows (in millions):

	For the Period Ended March 31, 2020
	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Income Statement
Provision for income taxes	$9	$27	$36
Net income / (loss)	21	(27)	(6)

	As of December 31, 2020
	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Balance Sheet
Other assets	$4,593	$(888)	$3,705
Deferred income taxes (a)	2,907	(2,403)	504
Other liabilities and deferred income	2,306	(26)	2,280
Accumulated other comprehensive income / (loss)	(413)	(65)	(478)
Retained earnings	9,212	1,606	10,818

	For the Period Ended March 31, 2020
	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Statement of Cash Flows
Cash flows from operating activities
Net income / (loss)	$21	$(27)	$(6)
Net change in deferred income taxes	(272)	310	38
Net change in other liabilities	(583)	(175)	(758)
All other operating activities	103	(40)	63
Cash flows from financing activities
Cash distributions to parent	$(275)	$(68)	$(343)
__________
(a)Change reflects a reduction in U.S. deferred tax liabilities of $3.4 billion (primarily leasing transactions of $2.8 billion) and a reduction of U.S. deferred tax assets of $1.0 billion (primarily associated with foreign tax credit carryforwards of $0.7 billion).

Adoption of ASU 2019-12 also resulted in a revised impact of the cumulative effect of initially applying ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments. The adjustment to the January 1, 2020 opening balance of Retained earnings for the adoption of ASU 2016-13 was previously reported as $202 million, and adjustments due to ASU 2019-12 were $40 million. Accordingly, the revised amount is $242 million.

We also adopted the following ASUs during 2021, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2020-06	Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	January 1, 2021
2021-01	Reference Rate Reform	January 1, 2021

Accounting Standards Issued But Not Yet Adopted

The Company considers the applicability and impacts of all ASUs. ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

Provision for Income Taxes

For interim tax reporting, we estimate one single effective tax rate for subsidiaries that are subject to tax, which is applied to the year-to-date ordinary income / (loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

With the adoption of ASU 2019-12, the effective tax rate at December 31, 2020 has changed retrospectively from 26.2% to 9.7% reflecting income tax no longer allocated to disregarded entities.

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2020	March 31, 2021
Cash and cash equivalents
United States government	1	$3,255	$16
United States government agencies	2	640	50
Non-United States government and agencies	2	717	1,345
Corporate debt	2	970	945
Total marketable securities classified as cash equivalents		5,582	2,356
Cash, time deposits, and money market funds		8,767	8,513
Total cash and cash equivalents		$14,349	$10,869

Marketable securities
United States government	1	$1,082	$537
United States government agencies	2	485	600
Non-United States government and agencies	2	2,693	2,195
Corporate debt	2	308	342
Other marketable securities	2	292	274
Total marketable securities		$4,860	$3,948

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2020	March 31, 2021
Cash and cash equivalents	$14,349	$10,869
Restricted cash (a)	647	162
Total cash, cash equivalents, and restricted cash	$14,996	$11,031
__________
(a)Restricted cash is included in Other assets on our consolidated balance sheets and is primarily held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2020	March 31, 2021
Consumer
Retail installment contracts, gross	$73,726	$72,078
Finance leases, gross	8,431	8,192
Retail financing, gross	82,157	80,270
Unearned interest supplements from Ford and affiliated companies	(3,987)	(3,696)
Consumer finance receivables	78,170	76,574

Non-Consumer
Dealer financing	26,517	23,453
Other financing	1,688	1,773
Non-Consumer finance receivables	28,205	25,226
Total recorded investment	$106,375	$101,800

Recorded investment in finance receivables	$106,375	$101,800
Allowance for credit losses	(1,305)	(1,223)
Total finance receivables, net	$105,070	$100,577

Net finance receivables subject to fair value (a)	$97,043	$92,779
Fair value (b)	98,630	94,151
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2020 and 2021 was $95 million and $90 million, respectively, and is included in Retail financing on the consolidated income statements.

At December 31, 2020 and March 31, 2021, accrued interest was $181 million and $164 million, respectively, which we report in Other assets on the consolidated balance sheets.

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

The credit quality analysis of consumer receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total	Percent
Consumer
31-60 days past due	$45	$62	$103	$162	$166	$143	$681	0.9%
61-120 days past due	7	12	24	44	45	31	163	0.2
Greater than 120 days past due	11	6	7	8	7	2	41	—
Total past due	63	80	134	214	218	176	885	1.1
Current	782	2,519	6,656	13,725	20,856	32,747	77,285	98.9
Total	$845	$2,599	$6,790	$13,939	$21,074	$32,923	$78,170	100.0%

The credit quality analysis of consumer receivables at March 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31-60 days past due	$57	$64	$106	$117	$117	$5	$466	0.6%
61-120 days past due	9	14	25	31	30	1	110	0.1
Greater than 120 days past due	16	7	7	7	3	—	40	0.1
Total past due	82	85	138	155	150	6	616	0.8
Current	2,453	5,455	11,761	18,760	30,591	6,938	75,958	99.2
Total	$2,535	$5,540	$11,899	$18,915	$30,741	$6,944	$76,574	100.0%

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

The credit quality analysis of dealer financing receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2016	2016	2017	2018	2019	2020	Total	Wholesale Loans	Total	Percent
Group I	$503	$129	$110	$188	$70	$248	$1,248	$18,769	$20,017	75.5%
Group II	38	20	11	35	3	87	194	4,680	4,874	18.4
Group III	9	—	3	19	3	35	69	1,464	1,533	5.8
Group IV	2	—	—	—	2	6	10	83	93	0.3
Total (a)	$552	$149	$124	$242	$78	$376	$1,521	$24,996	$26,517	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2020 were $99 million.

The credit quality analysis of dealer financing receivables at March 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total	Wholesale Loans	Total	Percent
Group I	$582	$108	$178	$55	$146	$124	$1,193	$16,210	$17,403	74.2%
Group II	31	11	40	3	23	63	171	4,358	4,529	19.3
Group III	17	—	9	2	13	24	65	1,380	1,445	6.2
Group IV	—	—	1	1	3	3	8	68	76	0.3
Total (a)	$630	$119	$228	$61	$185	$214	$1,437	$22,016	$23,453	100.0%
__________
(a)Total past due dealer financing receivables at March 31, 2021 were $70 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Troubled Debt Restructuring (“TDR”). A restructuring of debt constitutes a TDR if we grant a concession to a debtor for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the United States Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven.

Allowance for Credit Losses

The allowance for credit losses represents our estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date.

Adjustments to the allowance for credit losses are made by recording charges to the Provision for credit losses on our consolidated income statements. The uncollectible portion of a finance receivable is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer or borrower, the value of the collateral, recourse to guarantors, and other factors.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2020
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513
Adoption of ASU 2016-13 (a)	247	5	252
Charge-offs	(145)	(1)	(146)
Recoveries	43	2	45
Provision for credit losses	534	52	586
Other (b)	(18)	(1)	(19)
Ending balance	$1,157	$74	$1,231

	First Quarter 2021
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,245	$60	$1,305
Charge-offs	(97)	—	(97)
Recoveries	53	3	56
Provision for credit losses	(30)	(10)	(40)
Other (b)	(1)	—	(1)
Ending balance	$1,170	$53	$1,223
__________
(a)Cumulative pre-tax adjustments related to the adoption of ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments, were recorded to retained earnings as of January 1, 2020.
(b)Primarily represents amounts related to translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The allowance for credit losses considers the economic conditions attributable to the COVID-19 pandemic. The allowance reflects economic uncertainty and an expectation of continued higher unemployment which increase the probability of default and loss given default rates used in our estimate of the lifetime expected credit losses for our consumer portfolio, especially in the United States.
During the first quarter of 2021, the allowance for credit losses decreased $82 million primarily reflecting improvement in the economic outlook that caused us to lower our expectation of lifetime losses attributable to COVID-19. The full impact of COVID-19 on our credit losses depends on future developments, such as the ultimate duration and scope of the outbreak (including any potential future waves and the success of vaccination programs), resolution of macroeconomic uncertainty, and the extent to which our customers and dealers are able to utilize government relief and payment deferral programs. Although net charge-offs remained low in the quarter ended March 31, 2021, the future impact of COVID-19 on credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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
Net investment in operating leases was as follows (in millions):

	December 31, 2020	March 31, 2021
Vehicles, at cost (a)	$32,495	$32,266
Accumulated depreciation	(5,840)	(5,705)
Net investment in operating leases	$26,655	$26,561
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
We use special purpose entities (“SPEs”) to issue asset-backed securities in our securitization transactions. We have deemed most of these special purpose entities to be VIEs of which we are the primary beneficiary, and therefore, are consolidated. The SPEs are established for the sole purpose of financing the securitized financial assets. The SPEs are generally financed through the issuance of notes or commercial paper into the public or private markets or directly with conduits.
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)
Most of these securitization transactions utilize VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our consolidated financial statements (in billions):

	December 31, 2020
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
(d)The global adjusted pool balance of the wholesale finance receivables included in the securitization trusts was $16.4 billion and the required pool balance was $14.1 billion. The global adjusted pool balance includes funds on deposit in the trust accounts. As of December 31, 2020, the adjusted pool balance was $2.3 billion higher than the required pool balance.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	March 31, 2021
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$2.1	$34.3	$0.4	$33.9	$26.6
Wholesale financing	2.0	15.0	—	15.0	10.4
Finance receivables	4.1	49.3	0.4	48.9	37.0
Net investment in operating leases	0.7	10.0	—	10.0	6.4
Total VIE	$4.8	$59.3	$0.4	$58.9	$43.4

Non-VIE
Retail financing	$0.4	$6.9	$0.1	$6.8	$6.6
Wholesale financing	—	0.3	—	0.3	0.2
Finance receivables	0.4	7.2	0.1	7.1	6.8
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$7.2	$0.1	$7.1	$6.8

Total securitization transactions
Retail financing	$2.5	$41.2	$0.5	$40.7	$33.2
Wholesale financing (d)	2.0	15.3	—	15.3	10.6
Finance receivables	4.5	56.5	0.5	56.0	43.8
Net investment in operating leases	0.7	10.0	—	10.0	6.4
Total securitization transactions	$5.2	$66.5	$0.5	$66.0	$50.2
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance cost.
(d)The global adjusted pool balance of the wholesale finance receivables included in the securitization trusts was $15.3 billion and the required pool balance was $13.5 billion. The global adjusted pool balance includes funds on deposit in the trust accounts. As of March 31, 2021, the adjusted pool balance was $1.8 billion higher than the required pool balance.

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
Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2020	2021
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$28	$101
Fair value changes on hedging instruments	1,110	(641)
Fair value changes on hedged debt	(1,093)	590
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	—	(3)
Fair value changes on hedging instruments	—	(50)
Fair value changes on hedged debt	—	44
Derivatives not designated as hedging instruments
Interest rate contracts	(74)	(31)
Foreign currency exchange contracts (a)	207	52
Cross-currency interest rate swap contracts	(151)	(245)
Total	$27	$(183)
__________
(a)Reflects forward contracts between us and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2020			March 31, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$26,924	$1,331	$4	$25,646	$934	$204
Cross-currency interest rate swap contracts	885	46	—	885	2	—
Derivatives not designated as hedging instruments
Interest rate contracts	70,318	663	439	61,608	425	314
Foreign currency exchange contracts	4,378	4	80	5,098	49	34
Cross-currency interest rate swap contracts	6,849	557	1	6,822	275	25
Total derivative financial instruments, gross (a) (b)	$109,354	$2,601	$524	$100,059	$1,685	$577
__________
(a)At December 31, 2020 and March 31, 2021, we held collateral of $9 million and $3 million, respectively, and we posted collateral of $96 million and $76 million, respectively.
(b)At December 31, 2020 and March 31, 2021, the fair value of assets and liabilities available for counterparty netting was $204 million and $396 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2020	March 31, 2021
Accrued interest and other non-finance receivables (a)	$837	$820
Prepaid reinsurance premiums and other reinsurance recoverables	708	719
Collateral held for resale, at net realizable value	675	577
Restricted cash	647	162
Property and equipment, net of accumulated depreciation (b)	219	220
Deferred charges - income taxes (a)	166	166
Investment in non-consolidated affiliates	132	140
Operating lease assets	98	88
Other	223	193
Total other assets (a)	$3,705	$3,085
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 for additional information.
(b)Accumulated depreciation was $365 million and $372 million at December 31, 2020 and March 31, 2021, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2020	March 31, 2021
Unearned insurance premiums and fees	$822	$833
Interest payable	857	633
Income tax and related interest (a) (b)	121	191
Operating lease liabilities	100	91
Deferred revenue	87	77
Other	293	259
Total other liabilities and deferred revenue (a)	$2,280	$2,084
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 for additional information.
(b)Includes income tax and interest payable to affiliated companies of $16 million and $86 million at December 31, 2020 and March 31, 2021, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2020	March 31, 2021	2020	2021	2020	2021
Short-term debt
Unsecured debt
Floating rate demand notes	$6,458	$7,159
Other short-term debt	3,940	3,635
Asset-backed debt (a)	1,031	1,182
Total short-term debt	11,429	11,976	1.5%	1.3%	1.6%	1.3%
Long-term debt
Unsecured debt
Notes payable within one year	17,185	16,222
Notes payable after one year	54,197	48,880
Asset-backed debt (a)
Notes payable within one year	21,345	20,207
Notes payable after one year	32,276	28,867
Unamortized (discount) / premium	30	36
Unamortized issuance costs	(252)	(243)
Fair value adjustments (b)	1,467	847
Total long-term debt	126,248	114,816	2.7%	2.6%	2.7%	2.6%
Total debt	$137,677	$126,792	2.6%	2.5%	2.6%	2.5%

Fair value of debt (c)	$139,796	$128,979
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $299 million and $273 million at December 31, 2020 and March 31, 2021, respectively. The carrying value of hedged debt was $45.5 billion and $40.7 billion at December 31, 2020 and March 31, 2021, respectively.
(c)At December 31, 2020 and March 31, 2021, the fair value of debt includes $10.4 billion and $10.8 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 10. OTHER INCOME / (LOSS)

Other income / (loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income / (loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2020	2021
Gains / (Losses) on derivatives	$(18)	$(265)
Currency revaluation gains / (losses)	(61)	183
Interest and investment income	63	(2)
Other	4	9
Total other income / (loss), net	$(12)	$(75)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. In our consolidated financial statements, we have three reportable segments based on geographic regions: the United States and Canada, Europe, and All Other. Our All Other segment includes China, India, Mexico, Brazil, Argentina, and our joint venture in South Africa. Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other.
Key financial information for our business segments for the periods ended or at March 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
First Quarter 2020
Total revenue	$2,631	$281	$120	$3,032	$—	$3,032
Income before income taxes	22	17	7	46	(16)	30
Depreciation on vehicles subject to operating leases	1,039	13	—	1,052	—	1,052
Interest expense	845	90	65	1,000	(16)	984
Provision for credit losses	520	53	13	586	—	586
Net finance receivables and net investment in operating leases (b)	118,006	24,346	4,034	146,386	(8,610)	137,776
Total assets (c)	123,894	27,604	5,295	156,793	—	156,793

First Quarter 2021
Total revenue	$2,384	$241	$92	$2,717	$—	$2,717
Income before income taxes	996	66	(15)	1,047	(85)	962
Depreciation on vehicles subject to operating leases	562	6	—	568	—	568
Interest expense	638	80	56	774	30	804
Provision for credit losses	(52)	(1)	13	(40)	—	(40)
Net finance receivables and net investment in operating leases (b)	107,790	22,561	4,838	135,189	(8,051)	127,138
Total assets	116,720	25,110	5,438	147,268	—	147,268
__________
(a)Finance receivables, net and Net investment in operating leases includes unearned interest supplements and residual support, allowance for credit losses, and other (primarily accumulated supplemental depreciation).
(b)Excludes held-for-sale finance receivables.
(c)Amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications, and litigation and claims.

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
The maximum potential payments under these guarantees and limited indemnities totaled $153 million and $137 million at December 31, 2020 and March 31, 2021, respectively. Of these values, $62 million and $51 million at December 31, 2020 and March 31, 2021, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2020 or March 31, 2021.

In some cases, we have guaranteed debt and other financial obligations of outside third parties and unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and / or cancellation of the underlying obligation. A payment by us would be triggered by the failure of the third party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from a third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full and may be limited in the event of insolvency of the third party or other circumstances.

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction. These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax, and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealer and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities generally would be triggered by a breach of the contract brought by a counterparty or a third-party claim. While some of these indemnifications are limited in nature, many of them do not limit potential payment. Therefore, we are unable to estimate a maximum amount of future payments that could result from claims made under these unlimited indemnities.

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

For nearly all matters where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE received a decision from the Italian Competition Authority (“ICA”), which included an assessment of a fine against FCE in the amount of €42 million (equivalent to $50 million at March 31, 2021).  On March 8, 2019, FCE appealed the decision and the fine to the Italian administrative court, and on November 24, 2020, the Italian administrative court ruled in favor of FCE. On December 23, 2020, the ICA filed an appeal of the Italian administrative court’s decision to the Italian Council of State. While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

Semiconductor Chip Shortage

The automotive industry continues to face a significant shortage of semiconductors, which has presented challenges and production disruptions globally, including at Ford’s assembly plants. This shortage has led to lower dealer inventories of both new and used vehicles, resulting in lower non-consumer receivables and higher residual values, as discussed in more detail in the Financial Condition and Residual Risk sections in Item 2 of this Report. Based on the overall recovery rate we are seeing for the industry, we believe the automotive semiconductor shortage may not be fully resolved until 2022. For additional information regarding the semiconductor shortage, see the “Recent Developments” section in Item 2 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Adoption of New Accounting Standards

Effective January 1, 2021, we adopted Accounting Standards Update ("ASU") 2019-12, which allows for the simplification of accounting for income taxes. This amendment will reduce our U.S. tax allocation and as a result we expect our net income and ROE to increase allowing us to support additional distributions to Ford. Also, as a result of the adoption, our leverage is lower this quarter. We continue to target managed leverage in the range of 8:1 to 9:1 and expect our managed leverage to return to this range later this year. For additional information on the tax accounting change, see Note 2 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Definitions and Information Regarding Causal Factors

In general, we measure year-over-year changes in EBT using the causal factors listed below:

•Volume and Mix – Volume and Mix are primarily reflected within Net financing margin on the consolidated income statements.
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

•Financing Margin – Financing Margin is reflected within Net financing margin on the consolidated income statements.
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

•Credit Loss – Credit Loss is reflected within Provision for credit losses on the consolidated income statements.
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses.
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2020 Form 10-K Report.

•Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the consolidated income statements.
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term and changes in our estimate of the number of vehicles that will be returned to us and sold. Depreciation on vehicles subject to operating leases reflects early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2020 Form 10-K Report.

•Exchange – Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars.

•Other – Primarily includes Operating expenses, Other revenue, Insurance expenses, and Other income / (Loss), net on the consolidated income statements at prior period exchange rates.
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

•    Earnings Before Taxes (“EBT”) – Reflects Income before income taxes as reported on our consolidated income statements.

•    Return on Equity (“ROE”) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period.

•Securitization and Restricted Cash (as shown in the Liquidity table) – Securitization cash is held for the benefit of the securitization investors (for example, a reserve fund). Restricted cash is primarily held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	First Quarter
GAAP Financial Measures	2020	2021	H / (L)
Total Net Receivables ($B)	$137.8	$127.1	(8)%
Loss-to-Receivables (bps) (a)	62	22	(40)
Auction values (b)	$19,235	$21,925	14%
EBT ($M)	$30	$962	$932
ROE (%) (c)	—%	22%	22 ppts

Other Balance Sheet Metrics
Debt ($B)	$136.8	$126.8	(7)%
Net liquidity ($B)	$28.1	$33.7	20%
Financial statement leverage (to 1) (c)	8.9	8.3	(0.6)
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at Q1 2021 mix.
(c)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Non-GAAP Financial Measures	March 31, 2020	March 31, 2021	H / (L)
Managed Receivables ($B) (a)	$146.4	$135.2	(8)%
Managed Leverage (to 1) (b) (c)	8.0	7.3	(0.7)
__________
(a)See “Financial Condition” section for reconciliation to GAAP.
(b)See “Leverage” section for reconciliation to GAAP.
(c)Prior period amount has been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

First Quarter 2021 Compared with First Quarter 2020

The following table shows the factors that contributed to the first quarter 2021 EBT (in millions):

Change in EBT by Causal Factor
First quarter 2020 EBT	$30
Volume / Mix	(48)
Financing margin	(3)
Credit loss	625
Lease residual	448
Exchange	17
Other	(107)
First quarter 2021 EBT	$962

Our first quarter 2021 EBT was $962 million, $932 million higher than a year ago, primarily reflecting the non-recurrence of the first quarter 2020 increase to the credit loss reserve due to COVID-19 as well as favorable auction performance on off-lease vehicles, partially offset by unfavorable performance in market valuation adjustments to derivatives due to rising interest rates. ROE was 22%, 22 percentage points higher than a year ago as a result of higher EBT. Total net receivables were $10.7 billion lower than a year ago, an 8% decline. The loss-to-receivables ratio remained at a low level in the first quarter, at 0.22%, 40 basis points lower than a year ago. First quarter 2021 United States auction values were 14% higher than a year ago.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. This means we generate liquidity as our balance sheet size declines because of lower Ford volume. Managed receivables of $135.2 billion at quarter end were $11.2 billion lower year-over-year. At the end of the first quarter, we had $33.7 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended March 31 are shown below (in millions):

	First Quarter
	2020	2021	H / (L)
Results
United States and Canada segment	$22	$996	$974
Europe segment	17	66	49
All Other segment	7	(15)	(22)
Total segments earnings before taxes	$46	$1,047	$1,001
Unallocated other	(16)	(85)	(69)
Earnings before taxes	$30	$962	$932
Provision for income taxes (a)	36	117	81
Net Income / (loss) (a)	$(6)	$845	$851
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

For additional information, see Note 11 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment first quarter 2021 EBT of $996 million was $974 million higher than first quarter 2020, explained primarily by non-recurrence of the first quarter 2020 increase to the credit loss reserve due to COVID-19 as well as favorable auction performance on off-lease vehicles.

Europe Segment

The Europe segment first quarter 2021 EBT of $66 million was $49 million higher than first quarter 2020, explained primarily by non-recurrence of the first quarter 2020 increase to the credit loss reserve due to COVID-19, partially offset by lower volume driven by the impact of COVID-19 and global semiconductor shortage impacting receivables.

All Other Segment

The All Other segment first quarter 2021 loss of $15 million was $22 million lower than first quarter 2020, explained primarily by restructuring.

Unallocated Other

Unallocated Other was a $85 million loss for first quarter 2021, a $69 million higher loss than first quarter 2020, reflecting unfavorable performance in market valuation adjustments to derivatives due to rising interest rates.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	First Quarter
	2020	2021
Share of Ford and Lincoln Sales (a)
United States	56%	47%
Canada	63	60
United Kingdom	44	35
Germany	44	37
China	34	41

Wholesale Share
United States	74%	72%
Canada	47	13
United Kingdom	100	100
Germany	93	91
China	51	66

Contract Placement Volume - New and Used (000)
United States	205	196
Canada	23	25
United Kingdom	30	25
Germany	29	18
China	16	32
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet.

United States and United Kingdom contract placement volumes in the first quarter of 2021 were lower than a year ago, reflecting decreased share. Germany contract placement volume in the first quarter of 2021 was also lower than a year ago, reflecting lower Ford sales and lower share. China contract placement volume in the first quarter of 2021 was higher than a year ago, primarily reflecting higher Ford sales and higher share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2020	December 31, 2020	March 31, 2021
Net Receivables
United States and Canada Segment
Consumer financing	$52.8	$58.4	$57.4
Non-Consumer financing	30.6	19.5	16.8
Net investment in operating leases	26.8	26.4	26.3
Total United States and Canada Segment	$110.2	$104.3	$100.5

Europe Segment
Consumer financing	$14.2	$15.1	$14.3
Non-Consumer financing	9.3	7.4	7.3
Net investment in operating leases	0.2	0.3	0.3
Total Europe Segment	$23.7	$22.8	$21.9

All Other Segment
Consumer financing	$2.8	$3.4	$3.6
Non-Consumer financing	1.1	1.2	1.1
Net investment in operating leases	—	—	—
Total Other Segment	$3.9	$4.6	$4.7

Total net receivables	$137.8	$131.7	$127.1

Managed Receivables
Total net receivables (GAAP)	$137.8	$131.7	$127.1
Unearned interest supplements and residual support	6.3	6.5	6.0
Allowance for credit losses	1.2	1.3	1.2
Other, primarily accumulated supplemental depreciation	1.1	1.0	0.9
Total managed receivables (Non-GAAP)	$146.4	$140.5	$135.2

At March 31, 2020, December 31, 2020, and March 31, 2021, total net receivables includes consumer receivables before allowance for credit losses of $37.0 billion, $43.7 billion, and $41.2 billion, respectively, and non-consumer receivables before allowance for credit losses of $25.7 billion, $16.4 billion, and $15.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2020, December 31, 2020, and March 31, 2021, total net receivables includes net investment in operating leases of $14.4 billion, $12.8 billion, and $10.0 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2020 Form 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended March 31, 2021.
Total net receivables at March 31, 2021 were $10.7 billion lower compared with March 31, 2020 and $4.6 billion lower compared with December 31, 2020, primarily reflecting lower wholesale receivables due to the semiconductor shortage.
Our operating lease portfolio was 21% of total net receivables at March 31, 2021. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

	First Quarter
	2020	2021
Origination Metrics
Average placement FICO	739	748
Higher risk portfolio mix	6%	6%
Greater than or equal to 84 months placement mix	7%	4%
Average placement term (months)	66	64

Our first quarter 2021 average placement FICO score increased compared with the same period a year ago, and remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, consistently represents 6% of our portfolio and has been stable for over 15 years.

During the first quarter of 2021, our average retail financing placement term decreased by two months from a year ago, and retail financing contracts of 84 months and longer decreased from a year ago, and have returned to normal levels and continue to be a small part of our business. We remain focused on managing the trade cycle—building customer relationships and loyalty while offering financing products and terms customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 64% of our worldwide consumer finance receivables at March 31, 2021.

	First Quarter
	2020	2021
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.16%	0.13%
Repossessions (000)	7	5
Repossession ratio	1.24%	0.92%
Loss severity (000) (a)	$11.4	$10.6
Charge-offs ($M)	$73	$29
LTR ratio (%) (b)	0.62%	0.22%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b) Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average managed receivables.

Delinquencies and charge-offs remained at low levels in the quarter. The first quarter 2021 repossession ratio and LTR ratio were lower than a year ago. Our favorable LTR ratio and charge-offs in the first quarter of 2021 reflect government relief programs and changes in consumer spending behavior. The impact of COVID-19 has created significant volatility in the economy and the full impact of COVID-19 on our retail customers is uncertain.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	First Quarter
	2020	2021
Charge-offs ($M)	$101	$41
LTR ratio (%)	0.35%	0.16%
Credit loss reserve ($M)	$1,231	$1,223
Reserve as percent of EOP Managed Receivables	1.07%	1.17%

Our worldwide credit loss metrics remain strong. The worldwide LTR ratio in the first quarter of 2021 improved from a year ago reflecting government stimulus in response to the COVID-19 pandemic. Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The credit loss reserve was lower than a year ago, but the reserve as a percent of managed receivables was higher than a year ago reflecting portfolio mix of lower wholesale receivables. The credit loss reserve at March 31, 2021 considers the economic conditions attributable to COVID-19 and assumes that higher levels of retail delinquencies and charge-offs will occur in future periods as economic stimulus ends and rent and mortgage forbearance programs expire. The full impact of COVID-19 on our worldwide credit losses depends on future developments, such as the ultimate duration and scope of the outbreak (including any potential future waves and the success of vaccination programs), resolution of macroeconomic uncertainty, and the extent to which our customers and dealers are able to utilize government relief and payment deferral programs. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. During the first quarter 2021 we reduced our reserve primarily due to improvements in the economic outlook that caused us to lower our expectation of lifetime losses attributable to COVID-19. See Note 4 of our Notes to the Financial Statements for more information.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2020 Form 10-K Report.

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 85% of our total net investment in operating leases at March 31, 2021.

	First Quarter
	2020	2021
Lease Share of Retail Sales
Ford Credit	22%	16%
Industry (a)	31%	26%

Placement Volume (000)
24-Month	11	10
36-Month	38	41
39-Month / Other	21	11
Total	70	62

Residual Performance
Return rates	76%	61%
Return volume (000)	67	51
Off-lease auction values (b)	$19,235	$21,925
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q1 2021 mix.

Our United States operating lease share of retail sales in the first quarter of 2021 was lower compared with a year ago and remains well below the industry average, reflecting the Ford sales mix. Our first quarter 2021 total lease placement volume was down compared with a year ago, primarily reflecting lower lease share and lower Ford share, partially offset by higher industry volume.

Lease return volume and return rate in the first quarter of 2021 were down from a year ago, reflecting improved auction values, as a result of lower dealer inventories due to the semiconductor shortage. Our first quarter 2021 36-month off-lease auction values were up 14% year-over-year, and up 7% compared with fourth quarter 2020, performing better than expected. We are now forecasting 2021 full-year 36-month off-lease auction values to be higher than 2020, consistent with third party estimates.

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

The following rating actions were taken by these NRSROs since the filing of our 2020 Form 10-K Report:

•On March 29, 2021, Moody’s affirmed the credit rating for Ford Credit at Ba2 and revised the outlook to stable, from negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	R-4	Negative	BBB (low)
Fitch	BB+	B	Negative	BBB-
Moody’s	Ba2	NP	Stable	Baa3
S&P	BB+	B	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

We ended the first quarter of 2021 with $33.7 billion of liquidity. During the quarter, we completed $5 billion of public term funding.

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

The following table shows funding for our managed receivables (in billions):

Funding Structure	March 31, 2020	December 31, 2020	March 31, 2021
Term unsecured debt	$75.4	$76.6	$69.4
Term asset-backed securities	55.7	54.6	50.2
Ford Interest Advantage / Deposits	5.7	6.5	7.2
Other (a)	5.4	5.7	7.2
Equity (a)	15.5	15.6	15.3
Adjustments for cash	(11.3)	(18.5)	(14.1)
Total Managed Receivables (b)	$146.4	$140.5	$135.2

Securitized Funding as a percent of Managed Receivables	38.1%	38.8%	37.1%
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.
(b)Reconciliation to GAAP provided in the Financial Condition section.

Managed receivables of $135.2 billion as of March 31, 2021, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 37.1% at the end of the first quarter. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Public Term Funding Plan

The following table shows our issuances for full year 2019 and 2020, planned issuances for full year 2021, and our global public term funding issuances through April 27, 2021, excluding short-term funding programs (in billions):

	2019 Actual	2020 Actual	2021 Forecast	Through April 27
Unsecured	$17	$14	$ 5 - 9	$1
Securitizations	14	13	7 - 10	5
Total public	$31	$27	$ 12 - 19	$6

For 2021, we now project full year public term funding in the range of $12 billion to $19 billion. Through April 27, 2021, we have completed $6 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	March 31, 2020	December 31, 2020	March 31, 2021
Liquidity Sources
Cash	$11.3	$18.5	$14.1
Committed asset-backed facilities	35.9	38.1	38.2
Other unsecured credit facilities	2.8	2.5	2.5
Total liquidity sources	$50.0	$59.1	$54.8

Utilization of Liquidity
Securitization and restricted cash	$(3.1)	$(3.9)	$(5.4)
Committed asset-backed facilities	(18.6)	(16.7)	(11.9)
Other unsecured credit facilities	(0.5)	(0.5)	(0.6)
Total utilization of liquidity	$(22.2)	$(21.1)	$(17.9)

Gross liquidity	$27.8	$38.0	$36.9
Asset-backed capacity in excess of eligible receivables and other adjustments	0.3	(2.6)	(3.2)
Net liquidity available for use	$28.1	$35.4	$33.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity (Continued)

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2021, our net liquidity available for use was $33.7 billion, $1.7 billion lower than year-end 2020. At March 31, 2021, our liquidity sources including cash totaled $54.8 billion, down $4.3 billion from year-end 2020.

Cash.  At March 31, 2021, our Cash totaled $14.1 billion, compared with $18.5 billion at year-end 2020.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our Cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.9 billion and $5.4 billion at December 31, 2020 and March 31, 2021, respectively. The increase is primarily due to cash required to support our United States wholesale trust as a result of the decline in the receivable balance.

Committed Capacity. At March 31, 2021, our committed capacity totaled $40.7 billion, compared with $40.6 billion at December 31, 2020. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $38.2 billion ($22.0 billion of retail financing, $4.8 billion of wholesale financing, and $11.4 billion of operating leases) at March 31, 2021. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $14.2 billion having maturities within the next twelve months and the remaining balance having maturities through first quarter 2023. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2021, $11.9 billion of these commitments were in use and we had $3.9 billion of asset-backed capacity that was in excess of eligible receivables primarily due to the decline in wholesale asset balances. These facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these commitments to be terminated due to such events.

As of March 31, 2021, Ford Bank GmbH (“Ford Bank”) had liquidity in the form of €123 million (equivalent to $144 million) of senior ABS notes eligible for collateral in the European Central Bank’s monetary policy programs.

Unsecured Credit Facilities. At March 31, 2021, we and our majority-owned subsidiaries had $2.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At March 31, 2021, $1.9 billion was available for use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity (Continued)

FCE’s £780 million (equivalent to $1,074 million at March 31, 2021) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s €240 million (equivalent to $282 million at March 31, 2021) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2023, except for £95 million of the FCE Credit Agreement that matures in 2022. At March 31, 2021, all £780 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	April - December 2021	2022	2023	2024 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$64	$95	$120	$147
Total debt (b)	46	74	92	126
Memo: Unsecured long-term debt maturities	10	14	11	30
__________
(a)Includes gross finance receivables less the allowance for credit losses, investment in operating leases net of accumulated depreciation, and cash. Amounts shown include the impact of expected prepayments.
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond first quarter 2022. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of March 31, 2021, we had $147 billion of assets, $76 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

Funding and Liquidity Risks

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Funding and Liquidity Risks” section of Item 7 of Part II of our 2020 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage and managed leverage (in billions):

	March 31, 2020	December 31, 2020	March 31, 2021
Leverage Calculation
Debt	$136.8	$137.7	$126.8
Adjustments for cash	(11.3)	(18.5)	(14.1)
Adjustments for derivative accounting	(1.6)	(1.5)	(0.8)
Total adjusted debt	$123.9	$117.7	$111.9

Equity (a)	$15.5	$15.6	$15.3
Adjustments for derivative accounting	—	0.1	—
Total adjusted equity (a)	$15.4	$15.7	$15.3

Financial statement leverage (to 1) (GAAP) (a)	8.9	8.8	8.3
Managed leverage (to 1) (Non-GAAP) (a)	8.0	7.5	7.3
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Note: Numbers may not sum due to rounding.

We plan our managed leverage by considering market conditions and the risk characteristics of our business. At March 31, 2021, our financial statement leverage was 8.3:1, and managed leverage was 7.3:1. We target managed leverage in the range of 8:1 to 9:1 and expect our managed leverage to return to our target range later in 2021.

Outlook

We continue to expect full-year 2021 EBT to be improved compared to 2020.

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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2020 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Accounting Standards Issued But Not Yet Adopted

None.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our Annual Report on Form 10-K for the year ended December 31, 2020, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2021, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $1 million over the next 12 months, compared with a decrease of $3 million at December 31, 2020. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

Transition from LIBOR to Alternative Reference Rates

We have been working to transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. We have developed a total company inventory of affected financial instruments and contracts, have been working to transition legacy contracts linked to LIBOR to alternative reference rates, and intend to rely exclusively on alternative reference rates for new contracts after 2021.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2021, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We have no legal proceedings arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1 million.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Designation	Description	Method of Filing

Exhibit 10	Second Amended and Restated Tax Sharing Agreement Between Ford Motor Company and Ford Motor Credit Company LLC.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	April 28, 2021