Form 10-Q
period 2021-06-30
FORD MOTOR CREDIT CO LLC
filed 2021-07-29
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

Exhibit Index begins on page 40

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended June 30,
	2020	2021	2020	2021
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,401	$1,367	$2,860	$2,747
Retail financing	941	1,004	1,917	1,994
Dealer financing	341	187	826	473
Other financing	27	13	49	27
Total financing revenue	2,710	2,571	5,652	5,241
Depreciation on vehicles subject to operating leases	(990)	(191)	(2,042)	(759)
Interest expense	(839)	(680)	(1,823)	(1,484)
Net financing margin	881	1,700	1,787	2,998
Other revenue
Insurance premiums earned	34	17	81	44
Fee based revenue and other	49	53	92	73
Total financing margin and other revenue	964	1,770	1,960	3,115
Expenses
Operating expenses	305	322	667	665
Provision for credit losses (Note 4)	93	(166)	679	(206)
Insurance expenses	60	4	66	9
Total expenses	458	160	1,412	468

Other income / (loss), net (Note 11)	37	13	25	(62)

Income before income taxes	543	1,623	573	2,585
Provision for / (Benefit from) income taxes	67	(28)	103	89
Net income	$476	$1,651	$470	$2,496

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2020	2021	2020	2021
	Second Quarter		First Half
	(unaudited)
Net income	$476	$1,651	$470	$2,496
Other comprehensive income / (loss), net of tax
Foreign currency translation	87	108	(261)	7
Comprehensive income	$563	$1,759	$209	$2,503

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2020	June 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$14,349	$13,938
Marketable securities (Note 3)	4,860	2,055
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	97,043	83,775
Finance leases	8,027	7,748
Total finance receivables, net of allowance for credit losses of $1,305 and $1,061 (Note 4)	105,070	91,523
Net investment in operating leases (Note 5)	26,655	26,237
Notes and accounts receivable from affiliated companies	853	433
Derivative financial instruments (Note 7)	2,601	1,786
Assets held-for-sale	36	9
Other assets (Note 8)	3,705	2,830
Total assets	$158,129	$138,811

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,087	$1,026
Affiliated companies	490	591
Total accounts payable	1,577	1,617
Debt (Note 9)	137,677	121,005
Deferred income taxes	504	500
Derivative financial instruments (Note 7)	524	449
Other liabilities and deferred revenue (Note 8)	2,280	2,170
Total liabilities	142,562	125,741

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss)	(478)	(471)
Retained earnings	10,818	8,314
Total shareholder’s interest	15,567	13,070
Total liabilities and shareholder’s interest	$158,129	$138,811

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2020	June 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$2,822	$7,555
Finance receivables, net	51,472	44,157
Net investment in operating leases	12,794	8,426
Derivative financial instruments	—	5
LIABILITIES
Debt	$46,770	$39,861
Derivative financial instruments	56	19

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2019	$5,227	$(850)	$12,012	$16,389
Adoption of accounting standards (Note 2)	—	—	(242)	(242)
Net income / (loss)	—	—	(6)	(6)
Other comprehensive income / (loss), net of tax	—	(348)	—	(348)
Distributions declared	—	—	(343)	(343)
Balance at March 31, 2020	$5,227	$(1,198)	$11,421	$15,450

Net income / (loss)	—	—	476	476
Other comprehensive income / (loss), net of tax	—	87	—	87
Distributions declared	—	—	(826)	(826)
Balance at June 30, 2020	$5,227	$(1,111)	$11,071	$15,187

Balance at December 31, 2020	$5,227	$(478)	$10,818	$15,567
Net income / (loss)	—	—	845	845
Other comprehensive income / (loss), net of tax	—	(101)	—	(101)
Distributions declared	—	—	(1,000)	(1,000)
Balance at March 31, 2021	$5,227	$(579)	$10,663	$15,311

Net income / (loss)	—	—	1,651	1,651
Other comprehensive income / (loss), net of tax	—	108	—	108
Distributions declared	—	—	(4,000)	(4,000)
Balance at June 30, 2021	$5,227	$(471)	$8,314	$13,070

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2020	2021
	First Half
	(unaudited)
Cash flows from operating activities
Net income	$470	$2,496
Adjustments to reconcile net income to net cash provided in operations
Provision for credit losses	679	(206)
Depreciation and amortization	2,436	1,116
Amortization of upfront interest supplements	(1,048)	(1,166)
Net change in finance and wholesale receivables held-for-sale	(74)	—
Net change in deferred income taxes	65	(81)
Net change in other assets	(27)	548
Net change in other liabilities	(383)	(69)
All other operating activities	(9)	76
Net cash provided by / (used in) operating activities	2,109	2,714

Cash flows from investing activities
Purchases of finance receivables	(20,424)	(17,194)
Principal collections of finance receivables	19,377	21,320
Purchases of operating lease vehicles	(5,063)	(5,943)
Proceeds from termination of operating lease vehicles	4,022	5,998
Net change in wholesale receivables and other short-duration receivables	9,953	10,565
Proceeds from sale of business	1,340	—
Purchases of marketable securities	(4,139)	(5,998)
Proceeds from sales and maturities of marketable securities	2,425	8,792
Settlements of derivatives	37	(47)
All other investing activities	(31)	(39)
Net cash provided by / (used in) investing activities	7,497	17,454

Cash flows from financing activities
Proceeds from issuances of long-term debt	20,146	9,388
Principal payments on long-term debt	(22,965)	(26,525)
Change in short-term debt, net	(1,668)	1,065
Cash distributions to parent	(1,169)	(5,000)
All other financing activities	(41)	(29)
Net cash provided by / (used in) financing activities	(5,697)	(21,101)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(174)	18

Net increase / (decrease) in cash, cash equivalents and restricted cash	$3,735	$(915)

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$9,268	$14,996
Net increase / (decrease) in cash, cash equivalents and restricted cash	3,735	(915)
Cash, cash equivalents and restricted cash at end of period (Note 3)	$13,003	$14,081

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

NOTE 2. ACCOUNTING POLICIES

Adoption of New Accounting Standards
ASU 2019-12 - Simplifying the Accounting for Income Taxes. Effective January 1, 2021, we adopted the amendments in this ASU to simplify the accounting for income taxes. The only amendment that had a material effect on our financial statements clarified that an entity may elect, but is not required, to reflect an allocation of consolidated current and deferred tax expense for non-taxable legal entities that are treated as disregarded by taxing authorities in their separately issued financial statements.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

The effect of the retrospective adoption of this amendment on our consolidated income statement, balance sheet, and statement of cash flows was as follows (in millions):

	For the Period Ended June 30, 2020
	Second Quarter			First Half
	Previously Reported	Adjustments due to ASU 2019-12	As Revised	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Income Statement
Provision for income taxes	$136	$(69)	$67	$145	$(42)	$103
Net income	407	69	476	428	42	470

	As of December 31, 2020
	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Balance Sheet
Other assets	$4,593	$(888)	$3,705
Deferred income taxes (a)	2,907	(2,403)	504
Other liabilities and deferred income	2,306	(26)	2,280
Accumulated other comprehensive income / (loss)	(413)	(65)	(478)
Retained earnings	9,212	1,606	10,818

	For the Period Ended June 30, 2020
	First Half
	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Statement of Cash Flows
Cash flows from operating activities
Net income	$428	$42	$470
Net change in deferred income taxes	(692)	757	65
Net change in other liabilities	(243)	(140)	(383)
All other operating activities	31	(40)	(9)
Cash flows from financing activities
Cash distributions to parent	(550)	(619)	(1,169)
_________
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

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2020	June 30, 2021
Cash and cash equivalents
United States government	1	$3,255	$416
United States government agencies	2	640	50
Non-United States government and agencies	2	717	242
Corporate debt	2	970	795
Total marketable securities classified as cash equivalents		5,582	1,503
Cash, time deposits, and money market funds		8,767	12,435
Total cash and cash equivalents		$14,349	$13,938

Marketable securities
United States government	1	$1,082	$550
United States government agencies	2	485	225
Non-United States government and agencies	2	2,693	718
Corporate debt	2	308	293
Other marketable securities	2	292	269
Total marketable securities		$4,860	$2,055

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2020	June 30, 2021
Cash and cash equivalents	$14,349	$13,938
Restricted cash (a)	647	143
Total cash, cash equivalents, and restricted cash	$14,996	$14,081
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2020	June 30, 2021
Consumer
Retail installment contracts, gross	$73,726	$70,533
Finance leases, gross	8,431	8,132
Retail financing, gross	82,157	78,665
Unearned interest supplements from Ford and affiliated companies	(3,987)	(3,358)
Consumer finance receivables	78,170	75,307

Non-Consumer
Dealer financing	26,517	15,700
Other financing	1,688	1,577
Non-Consumer finance receivables	28,205	17,277
Total recorded investment	$106,375	$92,584

Recorded investment in finance receivables	$106,375	$92,584
Allowance for credit losses	(1,305)	(1,061)
Total finance receivables, net	$105,070	$91,523

Net finance receivables subject to fair value (a)	$97,043	$83,775
Fair value (b)	98,630	85,335
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2020 and 2021 was $77 million and $88 million, respectively, and for the first half of 2020 and 2021 was $172 million and $178 million, respectively, and is included in Retail financing on the consolidated income statements.

At December 31, 2020 and June 30, 2021, accrued interest was $181 million and $134 million, respectively, which we report in Other assets on the consolidated balance sheets.

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

The credit quality analysis of consumer receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total	Percent
Consumer
31-60 days past due	$45	$62	$103	$162	$166	$143	$681	0.9%
61-120 days past due	7	12	24	44	45	31	163	0.2
Greater than 120 days past due	11	6	7	8	7	2	41	—
Total past due	63	80	134	214	218	176	885	1.1
Current	782	2,519	6,656	13,725	20,856	32,747	77,285	98.9
Total	$845	$2,599	$6,790	$13,939	$21,074	$32,923	$78,170	100.0%

The credit quality analysis of consumer receivables at June 30, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31-60 days past due	$52	$60	$98	$114	$134	$24	$482	0.6%
61-120 days past due	9	13	23	29	31	7	112	0.2
Greater than 120 days past due	13	7	9	10	8	—	47	0.1
Total past due	74	80	130	153	173	31	641	0.9
Current	1,747	4,423	9,967	16,798	28,259	13,472	74,666	99.1
Total	$1,821	$4,503	$10,097	$16,951	$28,432	$13,503	$75,307	100.0%

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

The credit quality analysis of dealer financing receivables at June 30, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total	Wholesale Loans	Total	Percent
Group I	$530	$87	$178	$52	$115	$175	$1,137	$10,665	$11,802	75.2%
Group II	15	7	33	3	15	96	169	2,806	2,975	18.9
Group III	17	1	5	2	3	35	63	797	860	5.5
Group IV	—	—	—	4	1	5	10	53	63	0.4
Total (a)	$562	$95	$216	$61	$134	$311	$1,379	$14,321	$15,700	100.0%
__________
(a)Total past due dealer financing receivables at June 30, 2021 were $56 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Troubled Debt Restructuring (“TDR”). A restructuring of debt constitutes a TDR if a concession is granted to a debtor for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider. Consumer and non-consumer receivables that have a modified interest rate below market rate or that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer receivables that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of the receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven.

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

Charge-offs on finance receivables include uncollected amounts related to principal, interest, late fees, and other allowable charges. Recoveries on finance receivables previously charged off as uncollectible are credited to the allowance for credit losses. In the event we repossess the collateral, the receivable is charged off and the collateral is recorded at its estimated fair value less costs to sell and reported in Other assets on our consolidated balance sheets.

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2020			First Half 2020
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,157	$74	$1,231	$496	$17	$513
Adoption of ASU 2016-13 (a)	—	—	—	247	5	252
Charge-offs	(80)	—	(80)	(225)	(1)	(226)
Recoveries	33	1	34	76	3	79
Provision for credit losses	94	(1)	93	628	51	679
Other (b)	7	—	7	(11)	(1)	(12)
Ending balance	$1,211	$74	$1,285	$1,211	$74	$1,285

	Second Quarter 2021			First Half 2021
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,170	$53	$1,223	$1,245	$60	$1,305
Charge-offs	(55)	(3)	(58)	(152)	(3)	(155)
Recoveries	55	2	57	108	5	113
Provision for credit losses	(154)	(12)	(166)	(184)	(22)	(206)
Other (b)	6	(1)	5	5	(1)	4
Ending balance	$1,022	$39	$1,061	$1,022	$39	$1,061
__________
(a)Cumulative pre-tax adjustments related to the adoption of ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments, were recorded in retained earnings as of January 1, 2020.
(b)Primarily represents amounts related to translation adjustments.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The allowance for credit losses considers the economic conditions attributable to the COVID-19 pandemic. The allowance reflects economic uncertainty and an expectation of continued higher unemployment, which increases the probability of default and loss given default rates used in our estimate of the lifetime expected credit losses for our consumer portfolio, especially in the United States.
During the second quarter and first half of 2021, the allowance for credit losses decreased $162 million and $244 million, respectively, primarily reflecting improvement in the economic outlook that caused us to lower our expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. Although net charge-offs remained low in the second quarter and first half ended June 30, 2021, due in part to government stimulus, changes in consumer spending behavior, and high vehicle collateral values, the impact of COVID-19 on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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
Net investment in operating leases was as follows (in millions):

	December 31, 2020	June 30, 2021
Vehicles, at cost (a)	$32,495	$31,469
Accumulated depreciation	(5,840)	(5,232)
Net investment in operating leases	$26,655	$26,237
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	June 30, 2021
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$2.0	$32.8	$0.3	$32.5	$25.2
Wholesale financing	5.0	11.7	—	11.7	9.6
Finance receivables	7.0	44.5	0.3	44.2	34.8
Net investment in operating leases	0.6	8.4	—	8.4	5.1
Total VIE	$7.6	$52.9	$0.3	$52.6	$39.9

Non-VIE
Retail financing	$0.3	$5.9	$0.1	$5.8	$5.8
Wholesale financing	—	0.3	—	0.3	0.2
Finance receivables	0.3	6.2	0.1	6.1	6.0
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.2	$0.1	$6.1	$6.0

Total securitization transactions
Retail financing	$2.3	$38.7	$0.4	$38.3	$31.0
Wholesale financing (d)	5.0	12.0	—	12.0	9.8
Finance receivables	7.3	50.7	0.4	50.3	40.8
Net investment in operating leases	0.6	8.4	—	8.4	5.1
Total securitization transactions	$7.9	$59.1	$0.4	$58.7	$45.9
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance cost.
(d)The global adjusted pool balance of the wholesale finance receivables included in the securitization trusts was $12.0 billion and the required pool balance was $12.0 billion. The global adjusted pool balance includes funds on deposit in the trust accounts.

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
Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2020	2021	2020	2021
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$68	$100	$96	$201
Fair value changes on hedging instruments	112	103	1,222	(538)
Fair value changes on hedged debt	(98)	(87)	(1,191)	503
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	—	(1)	—	(4)
Fair value changes on hedging instruments	—	11	—	(39)
Fair value changes on hedged debt	—	(11)	—	33
Derivatives not designated as hedging instruments
Interest rate contracts	(12)	6	(86)	(25)
Foreign currency exchange contracts (a)	(41)	(44)	166	8
Cross-currency interest rate swap contracts	154	49	3	(196)
Total	$183	$126	$210	$(57)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2020			June 30, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$26,924	$1,331	$4	$26,296	$998	$152
Cross-currency interest rate swap contracts	885	46	—	885	20	—
Derivatives not designated as hedging instruments
Interest rate contracts	70,318	663	439	56,754	381	249
Foreign currency exchange contracts	4,378	4	80	5,910	70	31
Cross-currency interest rate swap contracts	6,849	557	1	6,565	317	17
Total derivative financial instruments, gross (a) (b)	$109,354	$2,601	$524	$96,410	$1,786	$449
__________
(a)At December 31, 2020 and June 30, 2021, we held collateral of $9 million and $5 million, respectively, and we posted collateral of $96 million and $64 million, respectively.
(b)At December 31, 2020 and June 30, 2021, the fair value of assets and liabilities available for counterparty netting was $204 million and $332 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2020	June 30, 2021
Accrued interest and other non-finance receivables (a)	$837	$737
Prepaid reinsurance premiums and other reinsurance recoverables	708	733
Collateral held for resale, at net realizable value	675	362
Restricted cash	647	143
Property and equipment, net of accumulated depreciation (b)	219	219
Deferred charges - income taxes (a)	166	228
Investment in non-consolidated affiliates	132	143
Operating lease assets	98	85
Other	223	180
Total other assets (a)	$3,705	$2,830
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 for additional information.
(b)Accumulated depreciation was $365 million and $382 million at December 31, 2020 and June 30, 2021, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2020	June 30, 2021
Unearned insurance premiums and fees	$822	$848
Interest payable	857	654
Income tax and related interest (a) (b)	121	261
Operating lease liabilities	100	89
Deferred revenue	87	75
Other	293	243
Total other liabilities and deferred revenue (a)	$2,280	$2,170
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 for additional information.
(b)Includes income tax and interest payable to affiliated companies of $16 million and $136 million at December 31, 2020 and June 30, 2021, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2020	June 30, 2021	2020	2021	2020	2021
Short-term debt
Unsecured debt
Floating rate demand notes	$6,458	$8,007
Other short-term debt	3,940	3,848
Asset-backed debt (a)	1,031	703
Total short-term debt	11,429	12,558	1.5%	1.2%	1.6%	1.2%
Long-term debt
Unsecured debt
Notes payable within one year	17,185	14,100
Notes payable after one year	54,197	48,402
Asset-backed debt (a)
Notes payable within one year	21,345	17,220
Notes payable after one year	32,276	28,019
Unamortized (discount) / premium	30	33
Unamortized issuance costs	(252)	(232)
Fair value adjustments (b)	1,467	905
Total long-term debt	126,248	108,447	2.7%	2.7%	2.7%	2.7%
Total debt	$137,677	$121,005	2.6%	2.5%	2.6%	2.5%

Fair value of debt (c)	$139,796	$123,838
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $299 million and $246 million at December 31, 2020 and June 30, 2021, respectively. The carrying value of hedged debt was $45.5 billion and $40.6 billion at December 31, 2020 and June 30, 2021, respectively.
(c)At December 31, 2020 and June 30, 2021, the fair value of debt includes $10.4 billion and $11.9 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 10. EMPLOYEE SEPARATION AND RESTRUCTURING ACTIONS

We record costs associated with voluntary separations at the time of employee acceptance, unless the acceptance requires explicit approval by Ford Credit. We record costs associated with involuntary separation programs when management has approved the plan for separation, the affected employees are identified, and it is unlikely that actions required to complete the separation plan will change significantly. Costs associated with benefits that are contingent on the employee continuing to provide service are accrued over the required service period.

South America. In June 2021, we announced that our subsidiaries in Brazil and Argentina had committed to a plan to cease originating receivables by the end of 2021 and would begin the process of selling or otherwise winding down operations in those markets. We recorded approximately $10 million in the first half of 2021 related to employee separation costs in Operating expenses, the majority of which will be paid in 2021.

Accumulated foreign currency translation losses associated with our investments in Brazil and Argentina included in Accumulated other comprehensive income / (loss) at June 30, 2021 were $435 million. We expect to reclassify these losses to income upon sale, transfer, or substantially complete liquidation of our investments, which may occur over multiple reporting periods.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. OTHER INCOME / (LOSS)

Other income / (loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income / (loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2020	2021	2020	2021
Gains / (Losses) on derivatives	$101	$24	$83	$(241)
Currency revaluation gains / (losses)	(108)	(30)	(169)	153
Interest and investment income	27	15	90	13
Other	17	4	21	13
Total other income / (loss), net	$37	$13	$25	$(62)

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
Key financial information for our business segments for the periods ended or at June 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
Second Quarter 2020
Total revenue	$2,448	$244	$101	$2,793	$—	$2,793
Income before income taxes	445	65	17	527	16	543
Depreciation on vehicles subject to operating leases	990	—	—	990	—	990
Interest expense	726	82	55	863	(24)	839
Provision for credit losses	76	14	3	93	—	93

Second Quarter 2021
Total revenue	$2,295	$238	$108	$2,641	$—	$2,641
Income before income taxes	1,466	81	22	1,569	54	1,623
Depreciation on vehicles subject to operating leases	184	7	—	191	—	191
Interest expense	600	72	51	723	(43)	680
Provision for credit losses	(165)	(6)	5	(166)	—	(166)

First Half 2020
Total revenue	$5,079	$525	$221	$5,825	$—	$5,825
Income before income taxes	467	82	24	573	—	573
Depreciation on vehicles subject to operating leases	2,029	13	—	2,042	—	2,042
Interest expense	1,571	172	120	1,863	(40)	1,823
Provision for credit losses	596	67	16	679	—	679
Net finance receivables and net investment in operating leases (b)	111,775	23,659	3,949	139,383	(9,080)	130,303
Total assets (c)	124,352	26,091	4,810	155,253	—	155,253

First Half 2021
Total revenue	$4,679	$479	$200	$5,358	$—	$5,358
Income before income taxes	2,462	147	7	2,616	(31)	2,585
Depreciation on vehicles subject to operating leases	746	13	—	759	—	759
Interest expense	1,238	152	107	1,497	(13)	1,484
Provision for credit losses	(217)	(7)	18	(206)	—	(206)
Net finance receivables and net investment in operating leases (b)	100,066	19,920	4,863	124,849	(7,089)	117,760
Total assets	111,149	22,226	5,436	138,811	—	138,811
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of guarantees and indemnifications as well as litigation and claims.

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

The maximum potential payments under these guarantees and limited indemnities totaled $153 million and $114 million at December 31, 2020 and June 30, 2021, respectively. Of these values, $62 million and $27 million at December 31, 2020 and June 30, 2021, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2020 or June 30, 2021.

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

For nearly all matters where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE received a decision from the Italian Competition Authority (“ICA”), which included an assessment of a fine against FCE in the amount of €42 million (equivalent to $49 million at June 30, 2021).  On March 8, 2019, FCE appealed the decision and the fine to the Italian administrative court, and on November 24, 2020, the Italian administrative court ruled in favor of FCE. On December 23, 2020, the ICA filed an appeal of the Italian administrative court’s decision to the Italian Council of State. While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

Semiconductor Chip Shortage

The automotive industry continues to face a significant shortage of semiconductors, which has presented challenges and production disruptions globally, including at Ford’s assembly plants. This shortage has led to lower dealer inventories of both new and used vehicles, resulting in lower non-consumer receivables and higher residual values, as discussed in more detail in the Financial Condition and Residual Risk sections in Item 2 of this Report. Based on the overall recovery rate we are seeing for the industry, we continue to believe the automotive semiconductor shortage may not be fully resolved until 2022. For additional information regarding the semiconductor shortage, see the “Recent Developments” section in Item 2 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Adoption of New Accounting Standards

Effective January 1, 2021, we adopted Accounting Standards Update ("ASU") 2019-12, which allows for the simplification of accounting for income taxes. As a result, ROE, net income, distributions, leverage, and equity have been updated in the prior comparator periods to reflect the update. This amendment will reduce our U.S. tax allocation and as a result we expect our net income and ROE to increase allowing us to support additional distributions to Ford. For additional information on the tax accounting change, see Note 2 of our Notes to the Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Second Quarter			First Half
GAAP Financial Measures	2020	2021	H / (L)	2020	2021	H / (L)
Total Net Receivables ($B)	$130.3	$117.7	(10)%	$130.3	$117.7	(10)%
Loss-to-Receivables (bps) (a)	15	(7)	(22)	37	7	(30)
Auction values (b)	$20,110	$28,030	39%	$19,810	$24,525	24%
EBT ($M)	$543	$1,623	$1,080	$573	$2,585	$2,012
ROE (%) (c)	12.3%	46.9%	34.6 ppts	6.0%	33.7%	27.7 ppts

Other Balance Sheet Metrics
Debt ($B)				$135.3	$121.0	(11)%
Net liquidity ($B)				$32.3	$33.0	(2)%
Financial statement leverage (to 1) (c)				8.9	9.3	0.4
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at Q2 2021 mix and YTD amounts at 2021 YTD mix.
(c)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Non-GAAP Financial Measures	June 30, 2020	June 30, 2021	H / (L)
Managed Receivables ($B) (a)	$139.4	$124.8	(10)%
Managed Leverage (to 1) (b) (c)	7.7	8.0	0.3
__________
(a)See “Financial Condition” section for reconciliation to GAAP.
(b)See “Leverage” section for reconciliation to GAAP.
(c)Prior period amount has been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Second Quarter 2021 Compared with Second Quarter 2020

The following table shows the factors that contributed to the second quarter 2021 EBT (in millions):

Change in EBT by Causal Factor
Second quarter 2020 EBT	$543
Volume / Mix	(30)
Financing margin	(22)
Credit loss	256
Lease residual	784
Exchange	21
Other	71
Second quarter 2021 EBT	$1,623

Our second quarter 2021 EBT was $1,623 million, $1,080 million higher than a year ago, primarily reflecting favorable operating lease residual performance as well as the release of retail COVID-19 credit loss reserves. ROE was 46.9%, 34.6 percentage points higher than a year ago as a result of higher EBT. Total net receivables were $12.6 billion lower than a year ago, a 10% decline. The loss-to-receivables ratio remained at a low level in the second quarter, at negative 7 basis points, 22 basis points lower than a year ago. The negative LTR reflects historically low losses and strong net recoveries during the second quarter. Second quarter 2021 United States auction values were 39% higher than a year ago.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. This means that we generate liquidity as our balance sheet size declines because of lower Ford volume. Managed receivables of $124.8 billion at quarter end were $14.6 billion lower year-over-year. At the end of the second quarter, we had $33.0 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended June 30 are shown below (in millions):

	Second Quarter			First Half
	2020	2021	H / (L)	2020	2021	H / (L)
Results
United States and Canada segment	$445	$1,466	$1,021	$467	$2,462	$1,995
Europe segment	65	81	16	82	147	65
All Other segment	17	22	5	24	7	(17)
Total segments earnings before taxes	$527	$1,569	$1,042	$573	$2,616	$2,043
Unallocated other	16	54	38	—	(31)	(31)
Earnings before taxes	$543	$1,623	$1,080	$573	$2,585	$2,012
Taxes (a)	(67)	28	95	(103)	(89)	14
Net Income (a)	$476	$1,651	$1,175	$470	$2,496	$2,026
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

For additional information, see Note 12 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment second quarter 2021 EBT of $1,466 million was $1,021 million higher than second quarter 2020, explained primarily by favorable operating lease residual performance and a reduction in the credit loss reserve in the second quarter of 2021. United States and Canada segment first half 2021 EBT of $2,462 million was $1,995 million higher than first half 2020, explained primarily by favorable operating lease residual performance, the non-recurrence of the first quarter 2020 increase to the credit loss reserve due to deterioration in macroeconomic conditions related to COVID-19, and reductions in the credit loss reserve in the first half of 2021.

Europe Segment

The Europe segment second quarter 2021 EBT of $81 million was $16 million higher than second quarter 2020, explained primarily by lower credit losses and reserves and non-recurrence of 2020 restructuring costs, partially offset by lower volume, reflecting the impact of the global semiconductor shortage on vehicle production and dealer inventory. The Europe segment first half 2021 EBT of $147 million was $65 million higher compared with first half 2020, explained primarily by the non-recurrence of a credit loss reserve increase due to COVID-19 and 2020 restructuring costs, partially offset by lower volume driven by the impact of COVID-19 and global semiconductor shortage on receivables.

All Other Segment

The All Other segment second quarter 2021 EBT of $22 million was $5 million higher than second quarter 2020. All Other segment first half EBT of $7 million was $17 million lower than first half 2020, explained primarily by restructuring costs.

Unallocated Other

Unallocated Other was a $54 million gain for second quarter 2021, a $38 million higher gain than second quarter 2020, reflecting favorable performance in market valuation adjustments to derivatives. Unallocated Other first half was a $31 million loss and $31 million lower compared to the first half of 2020, explained by unfavorable performance in market valuation adjustments to derivatives due to rising interest rates.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Second Quarter		First Half
	2020	2021	2020	2021
Share of Ford and Lincoln Sales (a)
United States	77%	47%	67%	47%
Canada	63	74	63	68
United Kingdom	44	37	44	36
Germany	34	41	39	39
China	37	45	36	43

Wholesale Share
United States	73%	71%	74%	72%
Canada	42	9	45	11
United Kingdom	100	100	100	100
Germany	93	91	93	91
China	61	68	58	67

Contract Placement Volume - New and Used (000)
United States	297	187	502	383
Canada	25	37	48	62
United Kingdom	13	25	43	50
Germany	19	20	48	38
China	28	32	44	64
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet sales.

United States contract placement volumes in the second quarter of 2021 were lower than a year ago, reflecting decreased share. Canada contract placement volumes in the second quarter of 2021 were higher than a year ago, reflecting higher Ford sales and higher share. United Kingdom contract placement volume in the second quarter of 2021 was higher than a year ago, reflecting higher Ford sales. China contract placement volume in the second quarter of 2021 was higher than a year ago, primarily reflecting higher share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2020	December 31, 2020	June 30, 2021
Net Receivables
United States and Canada Segment
Consumer financing	$57.0	$58.4	$56.4
Non-Consumer financing	20.3	19.5	11.4
Net investment in operating leases	26.2	26.4	25.9
Total United States and Canada Segment	$103.5	$104.3	$93.7

Europe Segment
Consumer financing	$13.9	$15.1	$14.2
Non-Consumer financing	8.9	7.4	4.8
Net investment in operating leases	0.2	0.3	0.3
Total Europe Segment	$23.0	$22.8	$19.3

All Other Segment
Consumer financing	$2.8	$3.4	$3.7
Non-Consumer financing	1.0	1.2	1.0
Net investment in operating leases	—	—	—
Total Other Segment	$3.8	$4.6	$4.7

Total net receivables	$130.3	$131.7	$117.7

Managed Receivables
Total net receivables (GAAP)	$130.3	$131.7	$117.7
Unearned interest supplements and residual support	6.5	6.5	5.4
Allowance for credit losses	1.3	1.3	1.1
Other, primarily accumulated supplemental depreciation	1.3	1.0	0.6
Total managed receivables (Non-GAAP)	$139.4	$140.5	$124.8

At June 30, 2020, December 31, 2020, and June 30, 2021, total net receivables includes consumer receivables before allowance for credit losses of $42.1 billion, $43.7 billion, and $38.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $17.8 billion, $16.4 billion, and $12.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2020, December 31, 2020, and June 30, 2021, total net receivables includes net investment in operating leases of $14.5 billion, $12.8 billion, and $8.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2020 Form 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended June 30, 2021.
Total net receivables at June 30, 2021 were $12.6 billion lower compared with June 30, 2020 and $14.0 billion lower compared with December 31, 2020, primarily reflecting lower wholesale receivables as a result of lower dealer inventories due to the semiconductor shortage.
Our operating lease portfolio was 22% of total net receivables at June 30, 2021. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

Most of our charge-offs are related to retail financing. Net charge-offs are affected by the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other amounts owed. We also incur credit losses on our dealer financing, but default rates for these receivables historically have been substantially lower than those for retail financing.

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

For additional information on our allowance for credit losses and the quality of our receivables, see Note 4 of our Notes to the Financial Statements.

United States Origination Metrics

The following table shows United States retail financing and operating lease average placement FICO and higher risk portfolio mix metrics. Also shown are extended term mix and United States retail financing average placement terms.

	Second Quarter		First Half
	2020	2021	2020	2021
Origination Metrics
Average placement FICO	743	747	741	748
Higher risk portfolio mix	6%	5%	6%	6%
Greater than or equal to 84 months placement mix	15%	6%	12%	4%
Average placement term (months)	71	63	70	64

Our second quarter 2021 average placement FICO score increased compared with the same period a year ago, and remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 5% of our portfolio and has been stable for over 15 years.

During the second quarter of 2021, our average retail financing placement term decreased by eight months from a year ago. Retail financing contracts of 84 months and longer decreased from a year ago, and have returned to normal levels and continue to be a small part of our business. We remain focused on managing the trade cycle—building customer relationships and loyalty while offering financing products and terms customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 64% of our worldwide consumer finance receivables at June 30, 2021.

	Second Quarter		First Half
	2020	2021	2020	2021
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.15%	0.08%	0.16%	0.10%
Repossessions (000)	3	3	10	8
Repossession ratio	0.52%	0.63%	0.88%	0.78%
Loss severity (000) (a)	$10.9	$7.9	$11.1	$9.2
Net charge-offs ($M)	$19	$(9)	$92	$19
LTR ratio (%) (b)	0.15%	(0.07)%	0.37%	0.07%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b) Loss-to-Receivables (“LTR”) ratios are net charge-offs divided by average managed receivables.

Delinquencies and net charge-offs remained at low levels during the second quarter. The second quarter 2021 repossessions and repossession ratio were about the same as a year ago, when involuntary repossessions were temporarily suspended due to COVID-19. Our favorable LTR ratio and net charge-offs in the second quarter of 2021 reflect government stimulus, changes in consumer spending behavior, and high vehicle collateral values that contributed to historically low losses. The impact of COVID-19 has created significant volatility in the economy and the future impact on our retail credit losses remains uncertain.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Second Quarter		First Half
	2020	2021	2020	2021
Net charge-offs ($M)	$45	$1	$146	$42
LTR ratio (%)	0.17%	—%	0.27%	0.08%
Credit loss reserve ($M)	$1,285	$1,061	$1,285	$1,061
Reserve as percent of EOP Managed Receivables	1.18%	1.10%	1.18%	1.10%

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the second quarter of 2021 improved from a year ago reflecting government stimulus in response to the COVID-19 pandemic and high vehicle collateral values.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The credit loss reserve was lower than a year ago. The credit loss reserve at June 30, 2021 considers the economic conditions attributable to COVID-19 and assumes that higher levels of retail delinquencies and charge-offs will occur in future periods as economic stimulus ends and rent and mortgage forbearance programs expire. The full impact of COVID-19 on our worldwide credit losses depends on future developments, such as the containment of the outbreak (including the success of vaccination programs and efficacy against new variants), resolution of macroeconomic uncertainty, and the extent to which our customers are able to utilize government relief and payment deferral programs. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. During the second quarter of 2021 we reduced our reserve primarily due to improvements in the economic outlook that caused us to lower our expectation of lifetime losses attributable to COVID-19. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 84% of our total net investment in operating leases at June 30, 2021.

	Second Quarter		First Half
	2020	2021	2020	2021
Lease Share of Retail Sales
Ford Credit	15%	16%	18%	16%
Industry (a)	25%	25%	28%	26%

Placement Volume (000)
24-Month	9	11	20	21
36-Month	36	37	74	78
39-Month / Other	7	9	28	20
Total	52	57	122	119

Residual Performance
Return rates	76%	34%	76%	46%
Return volume (000)	58	36	125	87
Off-lease auction values (b)	$20,110	$28,030	$19,810	$24,525
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q2 2021 mix and YTD amounts at 2021 YTD mix.

Our United States operating lease share of retail sales in the second quarter of 2021 was higher compared with a year ago and remains well below the industry average, reflecting the Ford sales mix. Our second quarter 2021 total lease placement volume was up compared with a year ago, primarily reflecting higher lease share and higher total industry volume, partially offset by lower Ford Credit share of total Ford retail sales.

Lease return volume and return rate in the second quarter of 2021 were down from a year ago, reflecting improved auction values, as a result of lower dealer inventories due to the semiconductor shortage. Our second quarter 2021 36-month off-lease auction values were up 39% year-over-year, and up 26% compared with first quarter 2021, reflecting continued strong demand for used vehicles including the impact of lower new vehicle production due to the semiconductor shortage.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q the quarter ended March 31, 2021:

•On May 5, 2021, Fitch affirmed the credit rating for Ford Credit at BB+ and revised the outlook to stable, from negative.
•On May 17, 2021, DBRS affirmed the credit rating for Ford Credit at BB (high) and revised the outlook to stable, from negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	R-4	Stable	BBB (low)
Fitch	BB+	B	Stable	BBB-
Moody’s	Ba2	NP	Stable	Baa3
S&P	BB+	B	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

We ended the second quarter of 2021 with $33.0 billion of liquidity. During the quarter, we completed $2 billion of public term funding.

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

The following table shows funding for our managed receivables (in billions):

Funding Structure	June 30, 2020	December 31, 2020	June 30, 2021
Term unsecured debt	$74.8	$76.6	$67.1
Term asset-backed securities	54.5	54.6	45.9
Ford Interest Advantage / Deposits	5.9	6.5	8.0
Other (a)	6.1	5.7	6.0
Equity (a)	15.2	15.6	13.1
Adjustments for cash	(17.1)	(18.5)	(15.3)
Total Managed Receivables (b)	$139.4	$140.5	$124.8

Securitized Funding as a percent of Managed Receivables	39.1%	38.8%	36.8%
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.
(b)Reconciliation to GAAP provided in the Financial Condition section.

Managed receivables of $124.8 billion as of June 30, 2021, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36.8% at the end of the second quarter. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan

The following table shows our issuances for full year 2019 and 2020, planned issuances for full year 2021, and our global public term funding issuances through July 27, 2021, excluding short-term funding programs (in billions):

	2019 Actual	2020 Actual	2021 Forecast	Through July 27
Unsecured	$17	$14	$ 5 - 8	$2
Securitizations	14	13	8 - 10	5
Total public	$31	$27	$ 13 - 18	$7

For 2021, we now project full year public term funding in the range of $13 billion to $18 billion. Public funding is significantly reduced, reflecting our smaller balance sheet. Through July 27, 2021, we have completed $7 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	June 30, 2020	December 31, 2020	June 30, 2021
Liquidity Sources
Cash	$17.1	$18.5	$15.3
Committed asset-backed facilities	37.1	38.1	38.4
Other unsecured credit facilities	2.5	2.5	2.6
Total liquidity sources	$56.7	$59.1	$56.3

Utilization of Liquidity
Securitization and restricted cash	$(3.7)	$(3.9)	$(8.1)
Committed asset-backed facilities	(17.7)	(16.7)	(11.3)
Other unsecured credit facilities	(0.6)	(0.5)	(0.5)
Total utilization of liquidity	$(22.0)	$(21.1)	$(19.9)

Gross liquidity	$34.7	$38.0	$36.4
Asset-backed capacity in excess of eligible receivables and other adjustments	(2.4)	(2.6)	(3.4)
Net liquidity available for use	$32.3	$35.4	$33.0

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At June 30, 2021, our net liquidity available for use was $33.0 billion, $2.4 billion lower than year-end 2020. At June 30, 2021, our liquidity sources including cash, committed asset-backed facilities, and unsecured credit facilities totaled $56.3 billion, down $2.8 billion from year-end 2020.

Cash.  At June 30, 2021, our Cash totaled $15.3 billion, compared with $18.5 billion at year-end 2020.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our Cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.9 billion and $8.1 billion at December 31, 2020 and June 30, 2021, respectively. The increase is primarily due to cash required to support our United States wholesale trust as a result of the decline in the receivable balance.

Material Cash Requirements. Our material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the ‘Balance Sheet Liquidity Profile” section below and the “Aggregate Contractual Obligations” section in Item 7 and Note 9 of the Notes to the Financial Statements in our 2020 Form 10-K Report). In addition, subject to approval by our Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g. legal contingencies, uncertain tax positions, and other matters.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Committed Capacity. At June 30, 2021, our committed capacity totaled $41.0 billion, compared with $40.6 billion at December 31, 2020. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $38.4 billion ($21.2 billion of retail financing, $4.8 billion of wholesale financing, and $12.4 billion of operating leases) at June 30, 2021. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $15.0 billion having maturities within the next twelve months and the remaining balance having maturities through first quarter 2024. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2021, $11.3 billion of these commitments were in use and we had $4.0 billion of asset-backed capacity that was in excess of eligible receivables primarily due to the decline in wholesale asset balances. These facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these commitments to be terminated due to such events.

As of June 30, 2021, Ford Bank GmbH (“Ford Bank”) had liquidity in the form of €78 million (equivalent to $93 million) of senior ABS notes eligible for collateral in the European Central Bank’s monetary policy programs.

Unsecured Credit Facilities. At June 30, 2021, we and our majority-owned subsidiaries had $2.6 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At June 30, 2021, $2.1 billion was available for use.

FCE’s £780 million (equivalent to $1,082 million at June 30, 2021) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s €240 million (equivalent to $285 million at June 30, 2021) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2023, except for £95 million of the FCE Credit Agreement that matures in 2022. At June 30, 2021, all £780 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

Balance Sheet Liquidity Profile

We define our balance sheet liquidity profile as the cumulative maturities, including the impact of expected prepayments and allowance for credit losses of our finance receivables, investment in operating leases, and cash, less the cumulative debt maturities over upcoming annual periods. Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases, and cash. We ensure our cumulative debt maturities have a longer tenor than our cumulative asset maturities. This positive maturity profile is intended to provide additional liquidity after all of our assets have been funded and is in addition to liquidity available to protect for stress scenarios.

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	July - December 2021	2022	2023	2024 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$47	$81	$107	$138
Total debt (b)	36	65	84	120
Memo: Unsecured long-term debt maturities	6	14	11	31
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond second quarter 2022. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of June 30, 2021, we had $138 billion of assets, $72 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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

The following table shows the calculation of our financial statement leverage and managed leverage (in billions):

	June 30, 2020	December 31, 2020	June 30, 2021
Leverage Calculation
Debt	$135.3	$137.7	$121.0
Adjustments for cash	(17.1)	(18.5)	(15.3)
Adjustments for derivative accounting	(1.8)	(1.5)	(0.9)
Total adjusted debt	$116.4	$117.7	$104.8

Equity (a)	$15.2	$15.6	$13.1
Adjustments for derivative accounting	—	0.1	0.1
Total adjusted equity (a)	$15.2	$15.7	$13.2

Financial statement leverage (to 1) (GAAP) (a)	8.9	8.8	9.3
Managed leverage (to 1) (Non-GAAP) (a)	7.7	7.5	8.0
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Note: Numbers may not sum due to rounding.

We plan our managed leverage by considering market conditions and the risk characteristics of our business. At June 30, 2021, our financial statement leverage was 9.3:1, and managed leverage was 8.0:1. We target managed leverage in the range of 8:1 to 9:1.

Outlook

For the full year, we expect EBT of about $4.2 billion. This amount excludes any impact from the potential reclassification of accumulated foreign currency translation losses to income related to our South America restructuring actions.

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

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2021, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $60 million over the next 12 months, compared with a decrease of $3 million at December 31, 2020. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

Transition from LIBOR to Alternative Reference Rates

We have been working to transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. We have developed a total company inventory of affected financial instruments and contracts, have been working to transition legacy contracts linked to LIBOR to alternative reference rates, and intend to rely primarily on alternative reference rates for new contracts after 2021.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2021, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. During the second quarter of 2021, we began a multi-year implementation of a new global integrated enterprise resource planning (“I-ERP”) system, which will replace many of our existing core financial systems. Implementation of I-ERP began with the launch of our Canada market in May 2021 and is expected to progress in phased launches across remaining markets over the next several years. As the phased implementation of the I-ERP system advances, our internal processes, procedures, and controls will be refined as appropriate.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	July 28, 2021