Form 10-Q
period 2021-09-30
FORD MOTOR CREDIT CO LLC
filed 2021-10-28
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

Exhibit Index begins on page 40

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended September 30,
	2020	2021	2020	2021
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,407	$1,285	$4,267	$4,032
Retail financing	1,008	955	2,925	2,949
Dealer financing	345	148	1,171	621
Other financing	22	9	71	36
Total financing revenue	2,782	2,397	8,434	7,638
Depreciation on vehicles subject to operating leases	(537)	(441)	(2,579)	(1,200)
Interest expense	(792)	(668)	(2,615)	(2,152)
Net financing margin	1,453	1,288	3,240	4,286
Other revenue
Insurance premiums earned	32	15	113	59
Fee based revenue and other	41	61	133	134
Total financing margin and other revenue	1,526	1,364	3,486	4,479
Expenses
Operating expenses	311	323	978	988
Provision for credit losses (Note 4)	86	(59)	765	(265)
Insurance expenses	16	5	82	14
Total expenses	413	269	1,825	737

Other income / (loss), net (Note 11)	10	(18)	35	(80)

Income before income taxes	1,123	1,077	1,696	3,662
Provision for / (Benefit from) income taxes	82	97	185	186
Net income	$1,041	$980	$1,511	$3,476

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2020	2021	2020	2021
	Third Quarter		First Nine Months
	(unaudited)
Net income	$1,041	$980	$1,511	$3,476
Other comprehensive income / (loss), net of tax
Foreign currency translation	238	(179)	(23)	(172)
Comprehensive income	$1,279	$801	$1,488	$3,304

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2020	September 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$14,349	$12,963
Marketable securities (Note 3)	4,860	2,046
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	97,043	83,705
Finance leases	8,027	7,299
Total finance receivables, net of allowance for credit losses of $1,305 and $984 (Note 4)	105,070	91,004
Net investment in operating leases (Note 5)	26,655	25,459
Notes and accounts receivable from affiliated companies	853	519
Derivative financial instruments (Note 7)	2,601	1,479
Assets held-for-sale	36	27
Other assets (Note 8)	3,705	2,571
Total assets	$158,129	$136,068

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,087	$1,089
Affiliated companies	490	576
Total accounts payable	1,577	1,665
Debt (Note 9)	137,677	118,956
Deferred income taxes	504	502
Derivative financial instruments (Note 7)	524	454
Other liabilities and deferred revenue (Note 8)	2,280	2,120
Total liabilities	142,562	123,697

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income / (loss)	(478)	(650)
Retained earnings	10,818	7,794
Total shareholder’s interest	15,567	12,371
Total liabilities and shareholder’s interest	$158,129	$136,068

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2020	September 30, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$2,822	$5,657
Finance receivables, net	51,472	43,248
Net investment in operating leases	12,794	8,759
Derivative financial instruments	—	11
LIABILITIES
Debt	$46,770	$39,576
Derivative financial instruments	56	10

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2019	$5,227	$(850)	$12,012	$16,389
Adoption of accounting standards (Note 2)	—	—	(242)	(242)
Net income / (loss)	—	—	(6)	(6)
Other comprehensive income / (loss), net of tax	—	(348)	—	(348)
Distributions declared	—	—	(343)	(343)
Balance at March 31, 2020	$5,227	$(1,198)	$11,421	$15,450

Net income / (loss)	—	—	476	476
Other comprehensive income / (loss), net of tax	—	87	—	87
Distributions declared	—	—	(826)	(826)
Balance at June 30, 2020	$5,227	$(1,111)	$11,071	$15,187

Net income / (loss)	—	—	1,041	1,041
Other comprehensive income / (loss), net of tax	—	238	—	238
Distributions declared	—	—	(831)	(831)
Balance at September 30, 2020	$5,227	$(873)	$11,281	$15,635

Balance at December 31, 2020	$5,227	$(478)	$10,818	$15,567
Net income / (loss)	—	—	845	845
Other comprehensive income / (loss), net of tax	—	(101)	—	(101)
Distributions declared	—	—	(1,000)	(1,000)
Balance at March 31, 2021	$5,227	$(579)	$10,663	$15,311

Net income / (loss)	—	—	1,651	1,651
Other comprehensive income / (loss), net of tax	—	108	—	108
Distributions declared	—	—	(4,000)	(4,000)
Balance at June 30, 2021	$5,227	$(471)	$8,314	$13,070

Net income / (loss)	—	—	980	980
Other comprehensive income / (loss), net of tax	—	(179)	—	(179)
Distributions declared	—	—	(1,500)	(1,500)
Balance at September 30, 2021	$5,227	$(650)	$7,794	$12,371

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2020	2021
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income	$1,511	$3,476
Adjustments to reconcile net income to net cash provided in operations
Increase / (decrease) in provision for credit losses	765	(265)
Depreciation and amortization	3,150	1,752
Amortization of upfront interest supplements	(1,634)	(1,716)
Net change in finance and wholesale receivables held-for-sale	(74)	—
Net change in deferred income taxes	98	(15)
Net change in other assets	(313)	558
Net change in other liabilities	(299)	(43)
All other operating activities	118	119
Net cash provided by / (used in) operating activities	3,322	3,866

Cash flows from investing activities
Purchases of finance receivables	(32,145)	(25,076)
Principal collections of finance receivables	30,006	31,378
Purchases of operating lease vehicles	(8,523)	(8,367)
Proceeds from termination of operating lease vehicles	7,227	8,716
Net change in wholesale receivables and other short-duration receivables	11,758	8,525
Proceeds from sale of business	1,340	—
Purchases of marketable securities	(6,957)	(7,143)
Proceeds from sales and maturities of marketable securities	6,029	9,940
Settlements of derivatives	(107)	(44)
All other investing activities	81	(53)
Net cash provided by / (used in) investing activities	8,709	17,876

Cash flows from financing activities
Proceeds from issuances of long-term debt	30,168	17,000
Principal payments on long-term debt	(34,807)	(35,729)
Change in short-term debt, net	(3,331)	1,712
Cash distributions to parent	(2,000)	(6,500)
All other financing activities	(79)	(52)
Net cash provided by / (used in) financing activities	(10,049)	(23,569)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(77)

Net increase / (decrease) in cash, cash equivalents and restricted cash	$1,984	$(1,904)

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$9,268	$14,996
Net increase / (decrease) in cash, cash equivalents and restricted cash	1,984	(1,904)
Cash, cash equivalents and restricted cash at end of period (Note 3)	$11,252	$13,092

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

NOTE 2. ACCOUNTING POLICIES

Adoption of New Accounting Standards
Accounting Standards Update (“ASU”) 2019-12 - Income Taxes - Simplifying the Accounting for Income Taxes. Effective January 1, 2021, we adopted the amendments in this ASU to simplify the accounting for income taxes. The only amendment that had a material effect on our financial statements clarified that an entity may elect, but is not required, to reflect an allocation of consolidated current and deferred tax expense for non-taxable legal entities that are treated as disregarded by taxing authorities in their separately issued financial statements.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

The effect of the retrospective adoption of this amendment on our consolidated income statement, balance sheet, and statement of cash flows was as follows (in millions):

	For the Period Ended September 30, 2020
	Third Quarter			First Nine Months
	Previously Reported	Adjustments due to ASU 2019-12	As Revised	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Income Statement
Provision for / (Benefit from) income taxes	$264	$(182)	$82	$409	$(224)	$185
Net income	859	182	1,041	1,287	224	1,511

	As of December 31, 2020
	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Balance Sheet
Other assets	$4,593	$(888)	$3,705
Deferred income taxes (a)	2,907	(2,403)	504
Other liabilities and deferred income	2,306	(26)	2,280
Accumulated other comprehensive income / (loss)	(413)	(65)	(478)
Retained earnings	9,212	1,606	10,818

	For the Period Ended September 30, 2020
	First Nine Months
	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Statement of Cash Flows
Cash flows from operating activities
Net income	$1,287	$224	$1,511
Net change in deferred income taxes	234	(136)	98
Net change in other assets	(1,235)	922	(313)
Net change in other liabilities	(205)	(94)	(299)
All other operating activities	159	(41)	118
Cash flows from financing activities
Cash distributions to parent	(1,125)	(875)	(2,000)
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

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2020	September 30, 2021
Cash and cash equivalents
United States government	1	$3,255	$1,715
United States government agencies	2	640	—
Non-United States government and agencies	2	717	454
Corporate debt	2	970	995
Total marketable securities classified as cash equivalents		5,582	3,164
Cash, time deposits, and money market funds		8,767	9,799
Total cash and cash equivalents		$14,349	$12,963

Marketable securities
United States government	1	$1,082	$448
United States government agencies	2	485	175
Non-United States government and agencies	2	2,693	878
Corporate debt	2	308	291
Other marketable securities	2	292	254
Total marketable securities		$4,860	$2,046

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2020	September 30, 2021
Cash and cash equivalents	$14,349	$12,963
Restricted cash (a)	647	129
Total cash, cash equivalents, and restricted cash	$14,996	$13,092
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2020	September 30, 2021
Consumer
Retail installment contracts, gross	$73,726	$68,385
Finance leases, gross	8,431	7,644
Retail financing, gross	82,157	76,029
Unearned interest supplements from Ford and affiliated companies	(3,987)	(3,086)
Consumer finance receivables	78,170	72,943

Non-Consumer
Dealer financing	26,517	17,424
Other financing	1,688	1,621
Non-Consumer finance receivables	28,205	19,045
Total recorded investment	$106,375	$91,988

Recorded investment in finance receivables	$106,375	$91,988
Allowance for credit losses	(1,305)	(984)
Total finance receivables, net	$105,070	$91,004

Net finance receivables subject to fair value (a)	$97,043	$83,705
Fair value (b)	98,630	85,085
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2020 and 2021 was $96 million and $86 million, respectively, and for the first nine months of 2020 and 2021 was $268 million and $264 million, respectively, and is included in Retail financing on the consolidated income statements.

At December 31, 2020 and September 30, 2021, accrued interest was $181 million and $125 million, respectively, which we report in Other assets on the consolidated balance sheets.

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

The credit quality analysis of consumer receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total	Percent
Consumer
31-60 days past due	$45	$62	$103	$162	$166	$143	$681	0.9%
61-120 days past due	7	12	24	44	45	31	163	0.2
Greater than 120 days past due	11	6	7	8	7	2	41	—
Total past due	63	80	134	214	218	176	885	1.1
Current	782	2,519	6,656	13,725	20,856	32,747	77,285	98.9
Total	$845	$2,599	$6,790	$13,939	$21,074	$32,923	$78,170	100.0%

The credit quality analysis of consumer receivables at September 30, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31-60 days past due	$44	$54	$94	$114	$157	$50	$513	0.7%
61-120 days past due	7	12	21	28	34	14	116	0.2
Greater than 120 days past due	12	7	8	10	9	—	46	—
Total past due	63	73	123	152	200	64	675	0.9
Current	1,195	3,452	8,114	14,566	25,369	19,572	72,268	99.1
Total	$1,258	$3,525	$8,237	$14,718	$25,569	$19,636	$72,943	100.0%

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

The credit quality analysis of dealer financing receivables at September 30, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total	Wholesale Loans	Total	Percent
Group I	$464	$91	$173	$46	$111	$260	$1,145	$12,498	$13,643	78.3%
Group II	12	5	25	2	6	70	120	2,888	3,008	17.3
Group III	10	—	1	—	1	24	36	676	712	4.1
Group IV	—	—	4	—	—	5	9	52	61	0.3
Total (a)	$486	$96	$203	$48	$118	$359	$1,310	$16,114	$17,424	100.0%
__________
(a)Total past due dealer financing receivables at September 30, 2021 were $64 million.

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

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2020			First Nine Months 2020
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,211	$74	$1,285	$496	$17	$513
Adoption of ASU 2016-13 (a)	—	—	—	247	5	252
Charge-offs	(104)	(5)	(109)	(329)	(6)	(335)
Recoveries	41	2	43	117	5	122
Provision for credit losses	95	(9)	86	723	42	765
Other (b)	8	1	9	(3)	—	(3)
Ending balance	$1,251	$63	$1,314	$1,251	$63	$1,314

	Third Quarter 2021			First Nine Months 2021
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,022	$39	$1,061	$1,245	$60	$1,305
Charge-offs	(58)	(2)	(60)	(210)	(5)	(215)
Recoveries	50	1	51	158	6	164
Provision for credit losses	(58)	(1)	(59)	(242)	(23)	(265)
Other (b)	(9)	—	(9)	(4)	(1)	(5)
Ending balance	$947	$37	$984	$947	$37	$984
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The allowance for credit losses considers economic conditions attributable to the COVID-19 pandemic. The allowance reflects economic uncertainty and an expectation of continued higher unemployment, which increases the probability of default and loss given default rates used in our estimate of the lifetime expected credit losses for our consumer portfolio, especially in the United States.
During the third quarter and first nine months of 2021, the allowance for credit losses decreased $77 million and $321 million, respectively, primarily reflecting improvement in the economic outlook that caused us to lower our expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. Although net charge-offs remained low in the third quarter and first nine months ended September 30, 2021, due in part to government stimulus, changes in consumer spending behavior, and high vehicle collateral values, the impact of COVID-19 on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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
Net investment in operating leases was as follows (in millions):

	December 31, 2020	September 30, 2021
Vehicles, at cost (a)	$32,495	$30,467
Accumulated depreciation	(5,840)	(5,008)
Net investment in operating leases	$26,655	$25,459
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	September 30, 2021
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.8	$31.5	$0.3	$31.2	$24.4
Wholesale financing	3.4	12.0	—	12.0	9.6
Finance receivables	5.2	43.5	0.3	43.2	34.0
Net investment in operating leases	0.5	8.8	—	8.8	5.6
Total VIE	$5.7	$52.3	$0.3	$52.0	$39.6

Non-VIE
Retail financing	$0.3	$5.8	$0.1	$5.7	$5.3
Wholesale financing	—	0.3	—	0.3	0.2
Finance receivables	0.3	6.1	0.1	6.0	5.5
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.1	$0.1	$6.0	$5.5

Total securitization transactions
Retail financing	$2.1	$37.3	$0.4	$36.9	$29.7
Wholesale financing (d)	3.4	12.3	—	12.3	9.8
Finance receivables	5.5	49.6	0.4	49.2	39.5
Net investment in operating leases	0.5	8.8	—	8.8	5.6
Total securitization transactions	$6.0	$58.4	$0.4	$58.0	$45.1
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance cost.
(d)The global adjusted pool balance of the wholesale finance receivables included in the securitization trusts was $12.3 billion and the required pool balance was $12.3 billion. The global adjusted pool balance includes funds on deposit in the trust accounts.

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
Income Effect of Derivative Financial Instruments

The gains / (losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$94	$98	$190	$299
Fair value changes on hedging instruments	(103)	(142)	1,119	(680)
Fair value changes on hedged debt	96	135	(1,095)	638
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(1)	(2)	(1)	(6)
Fair value changes on hedging instruments	(10)	(28)	(10)	(67)
Fair value changes on hedged debt	6	25	6	58
Derivatives not designated as hedging instruments
Interest rate contracts	(4)	—	(90)	(25)
Foreign currency exchange contracts (a)	(106)	79	60	87
Cross-currency interest rate swap contracts	210	(194)	213	(390)
Total	$182	$(29)	$392	$(86)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2020			September 30, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$26,924	$1,331	$4	$26,007	$853	$150
Cross-currency interest rate swap contracts	885	46	—	885	—	29
Derivatives not designated as hedging instruments
Interest rate contracts	70,318	663	439	52,018	316	183
Foreign currency exchange contracts	4,378	4	80	5,925	129	53
Cross-currency interest rate swap contracts	6,849	557	1	6,547	181	39
Total derivative financial instruments, gross (a) (b)	$109,354	$2,601	$524	$91,382	$1,479	$454
__________
(a)At December 31, 2020 and September 30, 2021, we held collateral of $9 million, and we posted collateral of $96 million and $59 million, respectively.
(b)At December 31, 2020 and September 30, 2021, the fair value of assets and liabilities available for counterparty netting was $204 million and $358 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2020	September 30, 2021
Accrued interest and other non-finance receivables (a)	$837	$622
Prepaid reinsurance premiums and other reinsurance recoverables	708	737
Collateral held for resale, at net realizable value	675	286
Restricted cash	647	129
Property and equipment, net of accumulated depreciation (b)	219	220
Deferred charges - income taxes (a)	166	177
Investment in non-consolidated affiliates	132	147
Operating lease assets	98	78
Other	223	175
Total other assets (a)	$3,705	$2,571
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 for additional information.
(b)Accumulated depreciation was $365 million and $310 million at December 31, 2020 and September 30, 2021, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2020	September 30, 2021
Unearned insurance premiums and fees	$822	$853
Interest payable	857	605
Income tax and related interest (a) (b)	121	242
Operating lease liabilities	100	80
Deferred revenue	87	75
Other	293	265
Total other liabilities and deferred revenue (a)	$2,280	$2,120
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 for additional information.
(b)Includes income tax and interest payable to affiliated companies of $16 million and $116 million at December 31, 2020 and September 30, 2021, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2020	September 30, 2021	2020	2021	2020	2021
Short-term debt
Unsecured debt
Floating rate demand notes	$6,458	$8,643
Other short-term debt	3,940	4,010
Asset-backed debt (a)	1,031	403
Total short-term debt	11,429	13,056	1.5%	1.3%	1.6%	1.3%
Long-term debt
Unsecured debt
Notes payable within one year	17,185	13,229
Notes payable after one year	54,197	47,396
Asset-backed debt (a)
Notes payable within one year	21,345	19,187
Notes payable after one year	32,276	25,542
Unamortized (discount) / premium	30	30
Unamortized issuance costs	(252)	(227)
Fair value adjustments (b)	1,467	743
Total long-term debt	126,248	105,900	2.7%	2.6%	2.7%	2.6%
Total debt	$137,677	$118,956	2.6%	2.5%	2.6%	2.5%

Fair value of debt (c)	$139,796	$121,369
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $299 million and $220 million at December 31, 2020 and September 30, 2021, respectively. The carrying value of hedged debt was $45.5 billion and $38.0 billion at December 31, 2020 and September 30, 2021, respectively.
(c)At December 31, 2020 and September 30, 2021, the fair value of debt includes $10.4 billion and $12.7 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

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

South America. In June 2021, we announced that our subsidiaries in Brazil and Argentina had committed to a plan to cease originating receivables by the end of 2021 and would begin the process of selling or otherwise winding down operations in those markets. During the third quarter, we entered into an agreement to sell our Brazil wholesale and dealer receivables and classified the $27 million portfolio as held-for-sale. The sale was completed effective October 1, 2021. During the first nine months of 2021, we recorded approximately $11 million related to employee separation costs in Operating expenses, the majority of which will be paid in 2021.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. EMPLOYEE SEPARATION AND RESTRUCTURING ACTIONS (Continued)

Accumulated foreign currency translation losses associated with our investments in Brazil and Argentina included in Accumulated other comprehensive income / (loss) at September 30, 2021 were $439 million. We expect to reclassify these losses to income upon sale, transfer, or substantially complete liquidation of our investments, which may occur over multiple reporting periods. Although the timing for the completion of these actions is uncertain, as they may be subject to regulatory approval, we expect reclassification of accumulated foreign currency translation adjustments to begin in the fourth quarter of 2021 with the majority of losses to be recognized in 2022 or later.

NOTE 11. OTHER INCOME / (LOSS)

Other income / (loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income / (loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Gains / (Losses) on derivatives	$93	$(140)	$176	$(381)
Currency revaluation gains / (losses)	(90)	109	(259)	262
Interest and investment income	13	9	103	22
Other	(6)	4	15	17
Total other income / (loss), net	$10	$(18)	$35	$(80)

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
Key financial information for our business segments for the periods ended or at September 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
Third Quarter 2020
Total revenue	$2,510	$245	$100	$2,855	$—	$2,855
Income before income taxes	932	73	14	1,019	104	1,123
Depreciation on vehicles subject to operating leases	549	(12)	—	537	—	537
Interest expense	666	87	49	802	(10)	792
Provision for credit losses	79	1	6	86	—	86

Third Quarter 2021
Total revenue	$2,129	$208	$136	$2,473	$—	$2,473
Income before income taxes	978	55	45	1,078	(1)	1,077
Depreciation on vehicles subject to operating leases	439	2	—	441	—	441
Interest expense	566	64	55	685	(17)	668
Provision for credit losses	(67)	1	7	(59)	—	(59)

First Nine Months 2020
Total revenue	$7,589	$770	$321	$8,680	$—	$8,680
Income before income taxes	1,399	155	38	1,592	104	1,696
Depreciation on vehicles subject to operating leases	2,578	1	—	2,579	—	2,579
Interest expense	2,237	259	169	2,665	(50)	2,615
Provision for credit losses	675	68	22	765	—	765
Net finance receivables and net investment in operating leases (b)	114,266	22,023	4,329	140,618	(9,137)	131,481
Total assets (c)	122,995	25,720	4,859	153,574	—	153,574

First Nine Months 2021
Total revenue	$6,808	$687	$336	$7,831	$—	$7,831
Income before income taxes	3,440	202	52	3,694	(32)	3,662
Depreciation on vehicles subject to operating leases	1,185	15	—	1,200	—	1,200
Interest expense	1,804	216	162	2,182	(30)	2,152
Provision for credit losses	(284)	(6)	25	(265)	—	(265)
Net finance receivables and net investment in operating leases (b)	98,555	18,943	5,315	122,813	(6,350)	116,463
Total assets	108,917	21,163	5,988	136,068	—	136,068
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

The maximum potential payments under these guarantees and limited indemnities totaled $153 million and $109 million at December 31, 2020 and September 30, 2021, respectively. Of these values, $62 million and $25 million at December 31, 2020 and September 30, 2021, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2020 or September 30, 2021.

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

For nearly all matters where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE received a decision from the Italian Competition Authority (“ICA”), which included an assessment of a fine against FCE in the amount of €42 million (equivalent to $48 million at September 30, 2021).  On March 8, 2019, FCE appealed the decision and the fine to the Italian administrative court, and on November 24, 2020, the Italian administrative court ruled in favor of FCE. On December 23, 2020, the ICA filed an appeal of the Italian administrative court’s decision to the Italian Council of State. While we have determined that an adverse outcome is not probable, the reasonably possible loss could be up to the fine amount.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

Semiconductor Chip Shortage

The automotive industry continues to face a significant shortage of semiconductors due in large part to strong cross-industry demand, which has presented challenges and production disruptions globally, including at Ford’s assembly plants. This shortage has led to lower dealer inventories of both new and used vehicles, resulting in lower receivables and higher residual values, as discussed in more detail in the Financial Condition and Residual Risk sections in Item 2 of this Report. Based on the overall recovery rate we are seeing for the industry, we believe the automotive semiconductor shortage will remain fluid and could extend into 2023. For additional information regarding the semiconductor shortage, see the “Recent Developments” section in Item 2 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Third Quarter			First Nine Months
GAAP Financial Measures	2020	2021	H / (L)	2020	2021	H / (L)
Total Net Receivables ($B)	$131.5	$116.5	(11)%	$131.5	$116.5	(11)%
Loss-to-Receivables (bps) (a)	30	—	(30)	35	5	(30)
Auction values (b)	$22,160	$28,045	27%	$20,490	$25,150	23%
EBT ($M)	$1,123	$1,077	$(46)	$1,696	$3,662	$1,966
ROE (%) (c)	26.3%	29.2%	2.9 ppts	12.7%	32.3%	19.6 ppts

Other Balance Sheet Metrics
Debt ($B)				$133.0	$119.0	(10.5)%
Net liquidity ($B)				$31.1	$33.0	5%
Financial statement leverage (to 1) (c)				8.5	9.6	1.1
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at Q3 2021 mix and YTD amounts at 2021 YTD mix.
(c)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Non-GAAP Financial Measures	September 30, 2020	September 30, 2021	H / (L)
Managed Receivables ($B) (a)	$140.6	$122.8	(12.6)%
Managed Leverage (to 1) (b) (c)	7.5	8.4	0.9
__________
(a)See “Financial Condition” section for reconciliation to GAAP.
(b)See “Leverage” section for reconciliation to GAAP.
(c)Prior period amount has been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Third Quarter 2021 Compared with Third Quarter 2020

The following table shows the factors that contributed to the third quarter 2021 EBT (in millions):

Change in EBT by Causal Factor
Third quarter 2020 EBT	$1,123
Volume / Mix	(84)
Financing margin	(92)
Credit loss	145
Lease residual	61
Exchange	—
Other	(76)
Third quarter 2021 EBT	$1,077

Our third quarter 2021 EBT was $1,077 million, $46 million lower than a year ago, reflecting lower net financing margin due to semiconductor shortages, partially offset by higher auction values, lower charge-offs, and reductions in the credit loss reserve reflecting an expectation of lower lifetime losses. ROE was 29.2%, 2.9 percentage points higher than a year ago driven by lower equity. Total net receivables were $15 billion lower than a year ago, a 11% decline. The loss-to-receivables ratio remained at a low level in the third quarter of 2021, at zero basis points, 30 basis points lower than a year ago. Third quarter 2021 auction values were 27% higher than a year ago.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. This means that we generate liquidity as our balance sheet size declines because of lower Ford volume. Managed receivables of $122.8 billion at quarter end were $17.8 billion lower year-over-year. At the end of the third quarter, we had $33.0 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended September 30 are shown below (in millions):

	Third Quarter			First Nine Months
	2020	2021	H / (L)	2020	2021	H / (L)
Results
United States and Canada segment	$932	$978	$46	$1,399	$3,440	$2,041
Europe segment	73	55	(18)	155	202	47
All Other segment	14	45	31	38	52	14
Total segments earnings before taxes	$1,019	$1,078	$59	$1,592	$3,694	$2,102
Unallocated other	104	(1)	(105)	104	(32)	(136)
Earnings before taxes	$1,123	$1,077	$(46)	$1,696	$3,662	$1,966
Taxes (a)	(82)	(97)	(15)	(185)	(186)	(1)
Net Income (a)	$1,041	$980	$(61)	$1,511	$3,476	$1,965

(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

For additional information, see Note 12 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment third quarter 2021 EBT of $978 million was $46 million higher than third quarter 2020, explained primarily by a reduction in the credit loss reserve in the third quarter of 2021 and favorable operating lease residual performance, partially offset by unfavorable financing margin and lower volume driven by the impact of the global semiconductor shortage. United States and Canada segment first nine months 2021 EBT of $3,440 million was $2,041 million higher than the first nine months 2020, explained primarily by favorable operating lease residual performance, the non-recurrence of the first quarter 2020 increase to the credit loss reserve due to deterioration in macroeconomic conditions related to COVID-19, and reductions in the credit loss reserve in the first nine months of 2021, partially offset by unfavorable financing margin and lower volume driven by the impact of the global semiconductor shortages.

Europe Segment

The Europe segment third quarter 2021 EBT of $55 million was $18 million lower than third quarter 2020, explained primarily by lower volume reflecting the impact of the global semiconductor shortage on receivables. The Europe segment first nine months 2021 EBT of $202 million was $47 million higher than the first nine months 2020, explained primarily by the non-recurrence of a credit loss reserve increase due to COVID-19 and 2020 restructuring costs, partially offset by lower volume driven by the impact of the global semiconductor shortage on receivables.

All Other Segment

The All Other segment third quarter 2021 EBT of $45 million was $31 million higher than third quarter 2020, explained primarily by restructuring. All Other segment first nine months EBT of $52 million was $14 million higher than first nine months 2020, explained primarily by restructuring.

Unallocated Other

Unallocated Other was a $1 million loss for third quarter 2021, $105 million deterioration from third quarter 2020, reflecting the non-recurrence of positive market valuation adjustments to derivatives. Unallocated Other first nine months was a $32 million loss and $136 million deterioration from to the first nine months of 2020, explained by unfavorable performance in market valuation adjustments to derivatives due to rising interest rates.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Share of Ford and Lincoln Sales (a)
United States	55%	46%	63%	47%
Canada	75	72	69	69
United Kingdom	40	34	42	35
Germany	39	39	39	39
China	40	45	37	44

Wholesale Share
United States	74%	72%	74%	72%
Canada	30	8	42	10
United Kingdom	100	100	100	100
Germany	93	90	93	91
China	64	66	60	66

Contract Placement Volume - New and Used (000)
United States	259	149	761	532
Canada	53	34	101	96
United Kingdom	37	18	80	68
Germany	28	16	76	54
China	33	39	77	103
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet sales.

United States and Canada contract placement volumes in the third quarter of 2021 were lower than a year ago, reflecting lower Ford sales and lower share. United Kingdom and Germany contract placement volume in the third quarter of 2021 was lower than a year ago, reflecting lower Ford sales. China contract placement volume in the third quarter of 2021 was higher than a year ago, primarily reflecting higher share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2020	December 31, 2020	September 30, 2021
Net Receivables
United States and Canada Segment
Consumer financing	$58.7	$58.4	$54.7
Non-Consumer financing	21.0	19.5	13.1
Net investment in operating leases	26.3	26.4	25.2
Total United States and Canada Segment	$106.0	$104.3	$93.0

Europe Segment
Consumer financing	$14.5	$15.1	$13.4
Non-Consumer financing	6.5	7.4	4.7
Net investment in operating leases	0.3	0.3	0.3
Total Europe Segment	$21.3	$22.8	$18.4

All Other Segment
Consumer financing	$3.0	$3.4	$3.9
Non-Consumer financing	1.2	1.2	1.2
Net investment in operating leases	—	—	—
Total Other Segment	$4.2	$4.6	$5.1

Total net receivables	$131.5	$131.7	$116.5

Managed Receivables
Total net receivables (GAAP)	$131.5	$131.7	$116.5
Unearned interest supplements and residual support	6.7	6.5	4.8
Allowance for credit losses	1.3	1.3	1.0
Other, primarily accumulated supplemental depreciation	1.1	1.0	0.5
Total managed receivables (Non-GAAP)	$140.6	$140.5	$122.8

At September 30, 2020, December 31, 2020, and September 30, 2021, total net receivables includes consumer receivables before allowance for credit losses of $41.1 billion, $43.7 billion, and $37.3 billion, respectively, and non-consumer receivables before allowance for credit losses of $17.4 billion, $16.4 billion, and $12.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2020, December 31, 2020, and September 30, 2021, total net receivables includes net investment in operating leases of $14.6 billion, $12.8 billion, and $8.8 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2020 Form 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended September 30, 2021.
Total net receivables at September 30, 2021 were $15.0 billion lower compared with September 30, 2020 and $15.2 billion lower compared with December 31, 2020, primarily reflecting lower wholesale receivables as a result of lower dealer inventories due to the semiconductor shortage.
Our operating lease portfolio was 22% of total net receivables at September 30, 2021. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

In purchasing retail financing contracts, we use a proprietary scoring system that measures credit quality using information from sources including the credit application, proposed contract terms, credit bureau data, and other information. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and the applicant’s creditworthiness with a focus on payment, affordability, applicant credit history, and stability as key considerations. While FICO is a part of our scoring system, our models enable us to more effectively determine the probability that a customer will pay than using credit scores alone. When we originate business, our models project expected losses and we price accordingly. We ensure the business fits our risk appetite.

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

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Origination Metrics
Average placement FICO	738	751	740	748
Higher risk portfolio mix	6%	5%	6%	5%
Greater than or equal to 84 months placement mix	4%	3%	9%	4%
Average placement term (months)	67	62	69	63

Our third quarter 2021 average placement FICO score increased compared with the same period a year ago, and remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 5% of our portfolio and has been stable for over 15 years.

During the third quarter of 2021, our average retail financing placement term decreased by five months from a year ago. Retail financing contracts of 84 months and longer decreased from a year ago, and continue to be a small part of our business. We remain focused on managing the trade cycle—building customer relationships and loyalty while offering financing products and terms that customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 68% of our worldwide consumer finance receivables at September 30, 2021.

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.13%	0.11%	0.15%	0.11%
Repossessions (000)	5	3	15	11
Repossession ratio	1.04%	0.71%	0.93%	0.75%
Loss severity (000) (a)	$9.8	$8.3	$10.7	$8.9
Net charge-offs ($M)	$39	$—	$131	$20
LTR ratio (%) (b)	0.30%	—%	0.35%	0.05%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b) Loss-to-Receivables (“LTR”) ratios are net charge-offs divided by average managed receivables.

Delinquencies and net charge-offs remained at low levels during the third quarter. The third quarter 2021 repossessions and repossession ratio were lower than a year ago, when involuntary repossessions resumed after being temporarily suspended due to COVID-19. Our LTR ratio and net charge-offs of zero in the third quarter of 2021 reflect government stimulus, changes in consumer spending behavior, and high vehicle collateral values that contributed to historically low losses. The impact of COVID-19 has created significant volatility in the economy, and while the macroeconomic outlook has improved since the onset of the pandemic, the future impact on our retail credit losses remains uncertain.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Net charge-offs ($M)	$67	$9	$213	$51
LTR ratio (%)	0.24%	0.04%	0.25%	0.07%
Credit loss reserve ($M)	$1,314	$984	$1,314	$984
Reserve as percent of EOP Managed Receivables	1.19%	1.04%	1.19%	1.04%

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the third quarter of 2021 improved from a year ago reflecting government stimulus in response to the COVID-19 pandemic and high vehicle collateral values.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The credit loss reserve was lower than a year ago, reflecting an improved macroeconomic outlook since the onset of the pandemic. The credit loss reserve at September 30, 2021 considers the remaining economic uncertainty attributable to COVID-19, such as elevated unemployment levels, and assumes that higher levels of retail delinquencies and charge-offs will occur in future periods once economic stimulus and rent and mortgage forbearance programs end. The full impact of COVID-19 on our worldwide credit losses depends on future developments, such as the containment of the outbreak (including the success of vaccination programs and efficacy against new variants), and resolution of macroeconomic uncertainty in the labor market and supply chain. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. During the third quarter of 2021, we reduced our reserve primarily due to improvements in the economic outlook that caused us to lower our expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 84% of our total net investment in operating leases at September 30, 2021.

	Third Quarter		First Nine Months
	2020	2021	2020	2021
Lease Share of Retail Sales
Ford Credit	18%	15%	18%	16%
Industry (a)	27%	23%	29%	25%

Placement Volume (000)
24-Month	12	12	32	33
36-Month	59	28	133	106
39-Month / Other	4	3	32	23
Total	75	43	197	162

Residual Performance
Return rates	63%	24%	71%	39%
Return volume (000)	65	21	190	108
Off-lease auction values (b)	$22,160	$28,045	$20,490	$25,150
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q3 2021 mix and YTD amounts at 2021 YTD mix.

Our United States operating lease share of retail sales in the third quarter of 2021 was lower compared with a year ago and remains well below the industry average, reflecting the Ford sales mix. Our third quarter 2021 total lease placement volume was down compared with a year ago, reflecting lower total industry volume, lower Ford retail deliveries, and lower Ford Credit share of Ford retail sales.

Lease return volume and return rate in the third quarter of 2021 were down from a year ago, reflecting improved auction values, as a result of lower dealer inventories due to the semiconductor shortage. Our third quarter 2021 36-month off-lease auction values were up 27% year-over-year, reflecting continued strong demand for used vehicles including the impact of lower new vehicle production due to the semiconductor shortage.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q the quarter ended June 30, 2021.

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

We ended the third quarter of 2021 with $33.0 billion of liquidity. During the quarter, we completed $4 billion of public term funding.

Key elements of our funding strategy include:

•Maintain strong liquidity
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

The following table shows funding for our managed receivables (in billions):

Funding Structure	September 30, 2020	December 31, 2020	September 30, 2021
Term unsecured debt	$74.0	$76.6	$65.2
Term asset-backed securities	53.2	54.6	45.1
Ford Interest Advantage / Deposits	5.9	6.5	8.6
Other (a)	6.5	5.7	5.8
Equity (a)	15.6	15.6	12.4
Adjustments for cash	(14.6)	(18.5)	(14.3)
Total Managed Receivables (b)	$140.6	$140.5	$122.8

Securitized Funding as a percent of Managed Receivables	37.8%	38.8%	36.7%
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.
(b)Reconciliation to GAAP provided in the Financial Condition section.

Managed receivables of $122.8 billion as of September 30, 2021, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36.7% at the end of the third quarter. The calendarization of the funding plan will result in quarterly fluctuations of the securitized funding percentage.

Public Term Funding Plan

The following table shows our issuances for full year 2019 and 2020, planned issuances for full year 2021, and our global public term funding issuances through October 26, 2021, excluding short-term funding programs (in billions):

	2019 Actual	2020 Actual	2021 Forecast	Through October 26
Unsecured	$17	$14	$ 5 - 7	$5
Securitizations	14	13	8 - 9	8
Total public	$31	$27	$ 13 - 16	$13

For 2021, we now project full year public term funding in the range of $13 billion to $16 billion. Public funding is significantly reduced from 2019 and 2020, reflecting our smaller balance sheet. Through October 26, 2021, we have completed $13 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	September 30, 2020	December 31, 2020	September 30, 2021
Liquidity Sources
Cash	$14.6	$18.5	$14.3
Committed asset-backed facilities	37.4	38.1	37.7
Other unsecured credit facilities	2.4	2.5	2.7
Total liquidity sources	$54.4	$59.1	$54.7

Utilization of Liquidity
Securitization and restricted cash	$(3.5)	$(3.9)	$(6.1)
Committed asset-backed facilities	(17.4)	(16.7)	(11.5)
Other unsecured credit facilities	(0.5)	(0.5)	(0.4)
Total utilization of liquidity	$(21.4)	$(21.1)	$(18.0)

Gross liquidity	$33.0	$38.0	$36.7
Asset-backed capacity in excess of eligible receivables and other adjustments	(1.9)	(2.6)	(3.7)
Net liquidity available for use	$31.1	$35.4	$33.0

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2021, our net liquidity available for use was $33.0 billion, $2.4 billion lower than year-end 2020. At September 30, 2021, our liquidity sources including cash, committed asset-backed facilities, and unsecured credit facilities totaled $54.7 billion, down $4.4 billion from year-end 2020.

Cash.  At September 30, 2021, our Cash totaled $14.3 billion, compared with $18.5 billion at year-end 2020.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our Cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.9 billion and $6.1 billion at December 31, 2020 and September 30, 2021, respectively. The increase is primarily due to cash required to support our United States wholesale trust as a result of the decline in the receivable balance.

Material Cash Requirements. Our material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Balance Sheet Liquidity Profile” section below and the “Aggregate Contractual Obligations” section in Item 7 and Note 9 of the Notes to the Financial Statements in our 2020 Form 10-K Report). In addition, subject to approval by our Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Committed Capacity. At September 30, 2021, our committed capacity totaled $40.4 billion, compared with $40.6 billion at December 31, 2020. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $37.7 billion ($21.0 billion of retail financing, $4.6 billion of wholesale financing, and $12.1 billion of operating leases) at September 30, 2021. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $12.8 billion having maturities within the next twelve months and the remaining balance having maturities through first quarter 2024. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2021, $11.5 billion of these commitments were in use and we had $4.2 billion of asset-backed capacity that was in excess of eligible receivables primarily due to the decline in wholesale asset balances. These facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these commitments to be terminated due to such events.

As of September 30, 2021, Ford Bank GmbH (“Ford Bank”) had liquidity of €288 million (equivalent to $333 million) in the form of eligible collateral in the European Central Bank’s monetary policy programs.

Unsecured Credit Facilities. At September 30, 2021, we and our majority-owned subsidiaries had $2.7 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At September 30, 2021, $2.3 billion was available for use.

FCE’s £780 million (equivalent to $1,049 million at September 30, 2021) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s €240 million (equivalent to $278 million at September 30, 2021) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2023, except for £95 million of the FCE Credit Agreement that matures in 2022. At September 30, 2021, all £780 million under the FCE Credit Agreement and €225 million under the Ford Bank Credit Agreement were available for use.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	October - December 2021	2022	2023	2024 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$39	$73	$101	$136
Total debt (b)	27	58	79	118
Memo: Unsecured long-term debt maturities	3	14	11	33
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond third quarter 2022. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of September 30, 2021, we had $136 billion of assets, $72 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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

The following table shows the calculation of our financial statement leverage and managed leverage (in billions):

	September 30, 2020	December 31, 2020	September 30, 2021
Leverage Calculation
Debt	$133.1	$137.7	$119.0
Adjustments for cash	(14.6)	(18.5)	(14.3)
Adjustments for derivative accounting	(1.6)	(1.5)	(0.8)
Total adjusted debt	$116.9	$117.7	$103.9

Equity (a)	$15.6	$15.6	$12.4
Adjustments for derivative accounting	0.1	0.1	0.1
Total adjusted equity (a)	$15.7	$15.7	$12.5

Financial statement leverage (to 1) (GAAP) (a)	8.5	8.8	9.6
Managed leverage (to 1) (Non-GAAP) (a)	7.5	7.5	8.4
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Note: Numbers may not sum due to rounding.

We plan our managed leverage by considering market conditions and the risk characteristics of our business. At September 30, 2021, our financial statement leverage was 9.6:1, and managed leverage was 8.4:1. We target managed leverage in the range of 8:1 to 9:1.

Outlook

For the full-year, we expect EBT of about $4.6 billion. This amount excludes any impact from the potential reclassification of accumulated foreign currency translation losses to income related to our South America restructuring actions.

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

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Update (“ASU”), which is not expected to have a material impact to our financial statements or financial statement disclosures.

ASU		Effective Date (a)
2021-05	Lessors - Certain Leases with Variable Lease Payments	January 1, 2022
(a) Early adoption of the standard is permitted

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our Annual Report on Form 10-K for the year ended December 31, 2020, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2021, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $51 million over the next 12 months, compared with a decrease of $3 million at December 31, 2020. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2021, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Chief Financial Officer and Treasurer

Date:	October 27, 2021