Form 10-K
period 2021-12-31
FORD MOTOR CREDIT CO LLC
filed 2022-02-04
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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
For the Year Ended December 31, 2021
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

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K Report” or “Report”) nor filed with the SEC.

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

Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We segment our business based on geographic regions: the United States and Canada, Europe, and All Other. Items excluded in assessing segment performance because they are managed at the corporate level, i.e., market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other. For additional financial information regarding our operations by business segment and operations by geographic region, see Note 15 of our Notes to the Financial Statements.

Item 1. Business (Continued)
United States and Canada Segment

Our United States and Canada segment represented 80% and 81% of total managed receivables at year-end 2020 and 2021, respectively. Our United States operations accounted for 87% of the United States and Canada segment total managed receivables at both year-end 2020 and 2021. For additional information on how we review our business performance, including on a managed basis, refer to the “Overview” section of Item 7. Managed receivables are defined further in the “Financial Condition” section of Item 7.

Under the Ford Credit and Lincoln Automotive Financial Services brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles. Operations in some markets may also include joint ventures with local financial institutions and other third parties. In addition, other private label operations and alternative business arrangements exist in some markets.

Europe Segment

Our operations in Europe are managed primarily through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), along with affiliates in Poland, the Netherlands, and Belgium. This segment represented 17% and 15% of total managed receivables at year-end 2020 and 2021, respectively. FCE operates in the United Kingdom, has branches in eight other European countries, and it has operating subsidiaries in Germany, Italy, Switzerland, the Czech Republic, and Hungary that provide a variety of retail and dealer financing. The United Kingdom and Germany are our largest markets in Europe, representing 62% and 64% of Europe segment managed receivables at year-end 2020 and 2021, respectively. Customers and dealers in Italy, France, and Spain were 27% and 29% of Europe segment managed receivables at year-end 2020 and 2021, respectively. FCE, through its Worldwide Trade Financing (“WWTF”) division, provides financing to distributors and importers in about 70 countries where Ford has no national sales company presence representing 1% of Europe segment managed receivables at both year-end 2020 and 2021. In addition, other private label operations and alternative business arrangements exist in some markets.

All Other Segment

Our All Other segment includes operations in Mexico, Brazil, Argentina, China, India, and a joint venture in South Africa. This segment represented 3% and 4% of total managed receivables at year-end 2020 and 2021, respectively. In addition, other private label operations and alternative business arrangements exist in some markets. In June 2021, we announced that our subsidiaries in Brazil and Argentina had committed to a plan to cease originating receivables by the end of 2021 and would begin the process of selling or otherwise winding down operations in those markets. We have also begun to cease operations in India.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity, or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Ford’s 2021 Form 10-K Report”), filed separately with the SEC.

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

In general, we purchase from dealers retail financing and operating lease contracts that meet our purchase standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically. We automatically obtain information on the applicant including a credit bureau score, if available. We use a proprietary scoring system that measures credit quality using information from sources including the credit application, proposed contract terms, and credit bureau data. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations. Purchase decisions are made within a framework of Ford Credit’s purchase quality and risk factor guidelines. Credit applications are typically evaluated by our electronic decisioning process, which may approve or reject applications.

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

Item 1. Business (Continued)
We offer a variety of retail installment sale financing products. The average original term of our retail installment sale contracts in the United States was 68 months and 63 months for contracts purchased in 2020 and 2021, respectively. The term decrease is explained by marketing programs limiting the most popular incentive rates to 48-months or less compared to the 2020 programs that offered 0% financing for 84-months in response to COVID-19. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations.

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

We offer vehicle-financing programs to retail and commercial customers including leasing companies, government entities, daily rental companies, and fleet customers through sales-type and direct financing leases. These financings include primarily lease plans for terms of 24 to 60 months. We hold a security interest in financed vehicles in almost all instances.  At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in our consumer segment and reported as retail financing. We also offer a retail balloon product in the United States and Europe under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle and paying any contractually agreed additional charges for excess mileage or excess wear and use. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions.

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

In the United States, operating lease terms for new vehicles range primarily from 24 to 39 months. The average original lease term for contracts purchased was 34 months for both 2020 and 2021.

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

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 85 days in 2020 compared with 50 days in 2021, primarily due to the semiconductor shortage. Our wholesale financing program includes financing of large multi-brand dealer groups.

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

Item 1. Business (Continued)
We promote our retail financing products primarily through pre-approved credit offers to prospective customers, point-of-sale information, and ongoing communications with existing customers. Our communications to these customers promote the advantages of our financing products, the availability of special plans and programs, and the benefits of affiliated products, such as extended warranties, service plans, insurance coverage, gap protection, and excess wear and use waivers. We also emphasize the quality of our customer service and the ease of making payments and transacting business with us. For example, through our website located at www.ford.com/finance and www.lincoln.com/finance or via our FordPass mobile application, a customer can make inquiries, review an account balance, examine current incentives, schedule an electronic payment, or qualify for a pre-approved credit offer.

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

Repossessions and Off-Lease Vehicles. We view repossession of a financed or leased vehicle as a final step that we undertake only after all other collection efforts have failed. Our United States and Canada systems also employ a web-based network of outside contractors who support the repossession process. In all of our markets, we sell repossessed vehicles and apply the proceeds to the amount owed on the customer’s account. We continue to attempt collection of any deficient amounts until the account is paid in full, we obtain mutually satisfactory payment arrangements with the debtor, or we determine that the account is uncollectible. Repossessed vehicles are reported in Other assets on our balance sheets at the lower of their carrying value or values that approximate expected net auction proceeds.

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

Non-Consumer Financing

In the United States and Canada, we require dealers to submit monthly financial statements that we monitor for potential credit deterioration. We assign an evaluation rating to each dealer, which, among other things, determines the frequency of physical audits of vehicle inventory.  We electronically audit vehicle inventory utilizing integrated systems allowing us to access information from Ford reported sales. We monitor dealer inventory financing payoffs to detect deviations from typical repayment patterns and take appropriate actions. If a dealer fails to make principal or interest payments when due and remediation steps are unsuccessful, we will classify the dealer as “status” and may take one or more of the following actions: demand payment of all or a portion of the related receivables; suspend the dealer’s credit lines; place Ford Credit employees or security personnel at the dealership; secure the dealer’s inventory; require certified funds for all vehicles sold by the dealer; initiate legal actions to exercise rights under the floorplan financing agreement; or increase the dealer’s floorplan interest rate. If a loss appears imminent, we will attempt to redistribute new vehicle inventory, liquidate all remaining collateral, enforce any third-party guarantees, and charge off any remaining amounts as uncollectible.

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

TARIC invests premiums, other revenue, and its capital and surplus to fund future claims, and has established investment guidelines and strategies to reflect its risk tolerance, regulatory requirements, and rating agency considerations, among other factors. TARIC is rated by A.M. Best Company on its financial strength and issuer credit rating. Since 2012, TARIC’s rating has been A (Excellent) for its financial strength and “a” (Excellent) on its issuer credit rating and has a “stable” outlook.

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income, but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenue in both 2020 and 2021.

Human Capital Resources

People Strategy and Governance

Caring for each other through valuing diversity, embracing inclusion, celebrating success, encouraging new thinking, supporting each other through change, and winning as a team is a key element of our plan to drive long-term business success. Our ultimate parent, Ford Motor Company, maintains an Executive People Forum consisting of the CEO and top leadership team that meets monthly with a specific focus on people and organizational topics that will enable and accelerate delivery of the business plan. Key topic areas include our Enterprise People Strategy, Organization Design & Workforce Planning, Talent Planning & Development, and Leadership Development & Culture.

Diversity, Equity, and Inclusion

At Ford and Ford Credit, we believe that creating a Culture of Belonging for all our employees is both foundational to achieving our Ford+ plan and the right thing to do. We offer 11 Employee Resource Groups (“ERGs”) that represent various dimensions of our employee population, including racial, ethnic, gender, religious, sexual orientation and gender identity, ability, and generational communities with chapters throughout the world, in addition to Ford Advocacy for Belonging (“FAB”) Councils in every region. The ERGs and FAB Councils are instrumental in providing a voice to our globally diverse workforce as well as sharing valuable insights into the development of products, services, and experiences. Our holistic DEI strategy includes a strong focus on racial equity and DEI education.

Talent Attraction and Capability Assessment

In an environment where many employees are no longer bound to physical locations, where and how we source our talent is evolving. From a capability perspective, we are leveraging best practices in assessments and talent management to strengthen our current capabilities and future pipeline while reinforcing a culture of belonging, empowerment, and innovation. Further, we are also creating targeted learning experiences, democratizing learning and career development opportunities across the organization, and empowering employees to design their own career paths with skill development targeted for the roles of today and the future. Finally, the extent to which our People Leaders are equipped to care for, inspire, and empower our people plays a vital role in our strategy, and we are committed to helping our leaders strengthen these capabilities with dedicated learning paths and non-traditional learning opportunities. In 2021, we established Leadership+, a new mechanism for developing People Leaders and delivering key messages related to that role, including demonstrating care, fostering psychological safety, instilling a challenger mindset, and leading through the evolution of work. Through Leadership+, we have activated People Leaders - quickly and at scale - to help deliver Ford+.

Item 1. Business (Continued)
Employee Health and Safety

Nothing is more important than the health, safety, and well-being of our people, and we consistently strive to achieve world-class levels of safety, through the application of policies and best practices. We maintain a robust safety culture to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking.

Ford and Ford Credit continue to address the complexity of the global COVID-19 pandemic, including how we support and protect our employees, the communities in which we operate, and our Company assets. The COVID-19 Business Resumption Plan, i.e., “The Return-To-Work Playbook,” continues to guide our efforts to protect our employees as the pandemic continues. The Return-To-Work Playbook is our corporate guideline and aligns with recommendations from the World Health Organization, the Centers for Disease Control and Prevention, and country and local health departments. The Playbook’s core objective is to protect our employees and provide a safe work environment. The main elements of the Playbook include:

•Guidelines and requirements for completion of a daily health check survey
•Guidelines for temperature scanning prior to entering certain facilities
•Guidelines for appropriate use and application of Personal Protective Equipment
•Guidelines and recommendations for social distancing inside and outside of workstations
•Cleaning and disinfecting workstations and common areas
•Guidelines supporting handwashing methods and frequency
•Placement strategy for hand sanitizer stations

We will continue to be vigilant and proactive in our efforts to effectively manage the COVID-19 pandemic.

Employee Wellbeing Initiatives

Our global, holistic approach to wellbeing encompasses the financial, social, mental/emotional, physical, and professional needs of our employees. Foundational to our wellbeing philosophy is providing a broad array of resources and solutions to educate employees and build capability and support for meeting individual wellbeing needs and goals. Wellbeing is an integral part of our total rewards strategy as we work to address business and employee challenges through a multi-channel approach that provides our diverse populations and global regions flexibility and choice to meet their specific needs.

We use data driven insights gathered through surveys, focus groups, and claims data to understand employee needs and prioritize our wellbeing efforts. Through our wellbeing offerings, e.g., work from home support and enhanced childcare and parental resources, we provide employees with experiences, self-guided tools, and access to the professional support and resources they need to achieve their own sense of wellbeing. We are committed to creating an environment where employees and People Leaders care for each other as we deliver Ford+.

Employee Sentiment Strategy

We leverage our ask/listen/observe framework to understand employee sentiment at Ford and Ford Credit. This approach is a holistic and consistent methodology that enables us to understand how employees are feeling in real time and act accordingly. Our measurement focuses on several areas that are key to our business: Employee Mental and Emotional Wellbeing, Health & Safety (including our COVID-19 safety protocols), Employee Experience, Culture, DEI, Leadership, and Strategic Alignment. A critical element of our measurement program is ensuring that data ends up in the hands of those who are best positioned to drive meaningful change. To this end, leaders at all levels have access to dashboards with data from their teams and organizations, as well as personalized next step recommendations embedded into action planning tools. Our measurement approach is also used to inform our areas of focus as an organization and to evaluate the effectiveness of talent initiatives across the enterprise.

Employee Data

We employed approximately 6,400 and 5,600 full-time employees worldwide at year-end 2020 and 2021, respectively. The reduction in employees in 2021 is primarily a result of efficiencies in North America, and the restructuring of our operations in South America. Most of our employees are salaried and are not represented by a union.

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

Item 1. Business (Continued)
International

In some countries outside the United States, some of our subsidiaries, including FCE and Ford Bank GmbH (“Ford Bank”), are regulated and/or licensed banking institutions and are required, among other things, to maintain minimum capital and liquidity. FCE is authorized by the U.K. Prudential Regulation Authority (“PRA”) and regulated by the U.K. Financial Conduct Authority (“FCA”) and the PRA to carry on a range of regulated activities within the United Kingdom. Ford Bank is authorized by the European Central Bank and regulated by both the German Bundesbank and the German Federal Supervisory Authority (“BaFin”). In many locations where we operate, governmental authorities require us to obtain equivalent banking licenses to conduct our business.

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

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2021 periods.

More information about agreements between us and Ford and other affiliates is contained in our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Ford’s 2021 Form 10-K Report.

ITEM 1A. Risk Factors.

We have listed below the material risk factors applicable to Ford or Ford Credit grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; and Legal and Regulatory Risks.

Operational Risks

Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.  Ford and Ford Credit face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the global outbreak of COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has periodically created significant volatility in the global economy. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. For example, in 2020, consistent with the actions taken by governmental authorities, Ford idled its manufacturing operations in regions around the world before ultimately resuming its manufacturing operations taking a phased approach and after introducing new safety protocols at their plants. To the extent cases surge in any locations, stringent limitations on daily activities that may have been eased previously could be reinstated in those areas. Further, if new strains or variants of COVID-19 develop or sufficient amounts of vaccines or treatments are not available, not widely administered for a significant period of time, or otherwise prove ineffective, the impact of COVID-19 on the global economy, and, in turn, Ford and Ford Credit’s financial condition, liquidity, and results of operations could be material.

The predominant share of Ford Credit’s business consists of financing Ford and Lincoln vehicles, and the duration or resurgence of COVID-19 or similar public health issues may negatively impact the level of originations at Ford Credit. For example, Ford’s suspension of manufacturing operations, a significant decline in dealer showroom traffic, and/or a reduction of operations at dealers may lead to a significant decline in Ford Credit’s consumer and non-consumer originations. Moreover, COVID-19 has had a significant negative impact on many businesses and unemployment rates increased from pre-COVID-19 levels. Economic uncertainty and higher unemployment may result in higher defaults in Ford Credit’s consumer portfolio, and prolonged unemployment may have a negative impact on both new and used vehicle demand.

The global economic slowdown and stay-at-home orders enacted across the United States disrupted auction activity in many locations, which adversely impacted and caused delays in realizing the resale value for off-lease and repossessed vehicles. Although auction values have increased significantly, future or additional restrictions could have a similar adverse impact on Ford Credit. For more information about the impact of higher credit losses and lower residual values on Ford Credit’s business, see “Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles” below.

As described in more detail below under “Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors,” the volatility created by COVID-19 adversely affected Ford Credit’s access to the debt and securitization markets and its cost of funding, and any volatility in the capital markets as a result of a surge in cases of COVID-19, new outbreaks or variants, or for any other reason could have an adverse impact on Ford Credit’s access to those markets and its cost of funding.

Item 1A. Risk Factors (Continued)
The full impact of COVID-19 on Ford and Ford Credit’s financial condition and results of operations remains uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak (including any potential future waves, the emergence or re-emergence of variants and their transmissibility and the success of vaccination programs and treatments), its impact on our customers, dealers, and suppliers, how quickly normal economic conditions, operations, and the demand for Ford’s products can resume, and any permanent behavioral changes that the pandemic may cause. For example, in the event manufacturing operations are again suspended, fully ramping up Ford’s production schedule to prior levels may take longer than the prior resumption and will depend, in part, on whether Ford’s suppliers and dealers have resumed normal operations. Ford’s automotive operations generally do not realize revenue while its manufacturing operations are suspended, but Ford continues to incur operating and non-operating expenses, resulting in a deterioration of its cash flow. Accordingly, any significant future disruption to Ford’s production schedule, regionally or globally, whether as a result of Ford’s or a supplier’s suspension of operations, could have a substantial adverse effect on its financial condition, liquidity, and results of operations. Further, government-sponsored liquidity or stimulus programs in response to COVID-19 may not be available to our customers, suppliers, dealers, or us, and if available, may nevertheless be insufficient to address the impacts of COVID-19. Moreover, Ford’s supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations.

The COVID-19 pandemic may also exacerbate other risks disclosed in Ford Motor Company’s 2021 Form 10-K Report, including, but not limited to, Ford’s competitiveness, demand or market acceptance for its products and services, and shifting consumer preferences, and its ability to successfully execute its strategy.

Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule, and a shortage of key components, such as semiconductors or raw materials, can disrupt Ford’s production of vehicles. Ford’s products contain components that it sources globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in Ford’s supply chain, and the component cannot be easily sourced from a different supplier, the shortage may disrupt Ford’s production. For example, the automotive industry continues to face a significant shortage of semiconductors, which has a complex supply chain with long lead times required to increase production and capacity. The shortage is due in large part to strong cross-industry demand, which has presented challenges and production disruptions globally, including at Ford’s assembly plants. In addition, Renesas Electronics Corporation, a key supplier of semiconductors for all of the automotive industry and for Ford in particular, experienced a significant fire at its Naka factory in March 2021, and COVID-related work restrictions in Southeast Asia have further impacted semiconductor production. With up to fifty modules on a vehicle, Ford and its competitors who need integrated circuits are experiencing various levels of semiconductor impact. A shortage of key components or raw materials as a result of disruptions in the supply chain, capacity constraints, competition for those items within the automotive industry and other sectors, or otherwise can cause a significant disruption to Ford’s production schedule and have a substantial adverse effect on Ford’s financial condition or results of operations.

Ford’s long-term competitiveness depends on the successful execution of Ford+. Ford previously announced its plan for growth and value creation — Ford+. Ford+ is focused on delivering distinctive and increasingly electric products plus “Always-On” customer relationships and user experiences. The Ford+ plan is designed to leverage its foundational strengths to build new capabilities enriching customer experiences and deepening loyalty. As Ford undertakes this transformation of its business, it must integrate its strategic initiatives into a cohesive business model and balance competing priorities, or it will not be successful. To facilitate this transformation, Ford is making substantial investments, recruiting new talent, and optimizing its business model, management system, and organization. Accordingly, maintaining discipline in its capital allocation continues to be important, as a strong core business and a balance sheet that provides the flexibility to invest in these new growth opportunities is critical to the success of the Ford+ plan. If Ford is unable to optimize its capital allocation among vehicles, services, technology, and other calls on capital, or is otherwise not successful in executing Ford+ (or is delayed for reasons outside of its control), Ford may not be able to realize the full benefits of the plan, which could have an adverse effect on Ford’s financial condition or results of operations. Furthermore, if Ford fails to make progress on the plan at the pace that shareholders expect, it may lead to an increase in shareholder activism, which may disrupt the conduct of Ford’s business and divert management’s attention and resources.

Item 1A. Risk Factors (Continued)
Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. The National Highway Traffic Safety Administration’s (“NHTSA”) enforcement strategy has resulted in significant civil penalties being levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production. For example, NHTSA and the automotive industry are currently engaged in a study of the safety of approximately 56 million Takata desiccated airbag inflators in the United States. Of these, approximately three and a half million of the inflators are in Ford’s vehicles. Should NHTSA determine that the inflators contain a safety defect, Ford and other manufacturers could potentially face significant incremental recall costs. Further, to the extent recall and customer satisfaction actions relate to defective components Ford receives from suppliers. Ford’s ability to recover from the suppliers may be limited by the suppliers’ financial condition. Ford accrues the estimated cost of both base warranty coverage and field service actions at the time a vehicle is sold, and it reevaluates the adequacy of its accruals on a regular basis. In addition, from time to time, Ford issues extended warranties at its expense, the estimated cost of which is accrued at the time of issuance. For additional information regarding warranty and field service action costs, including Ford’s process for establishing its reserves, see “Critical Accounting Estimates” Item 7 and Note 25 of the Notes to the Financial Statements in Ford Motor Company’s 2021 10-K. If warranty costs are greater than anticipated as a result of increased vehicle and component complexity, the adoption of new technologies, or otherwise, such costs could have an adverse effect on Ford’s financial condition or results of operations. Furthermore, launch delays, recall actions, and increased warranty costs could adversely affect Ford’s reputation or market acceptance of its products as discussed below under “Ford’s new and existing products, digital and physical services, and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive, mobility, and digital services industries.”

Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies. Ford has invested in, formed strategic alliances with, and announced or formed joint ventures with a number of companies, and it may expand those relationships or enter into similar relationships with additional companies. These initiatives typically involve enormous complexity and may involve a lengthy regulatory approval process. As a result, Ford may not be able to complete anticipated transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, Ford may not successfully integrate an alliance or joint venture with its operations, including the implementation of its controls, systems, procedures, and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between Ford and the other party. Further, to the extent Ford shares ownership, control, or management with another party in a joint venture, Ford’s ability to influence the joint venture may be limited, and Ford may be unable to prevent misconduct or implement its compliance or internal control systems. In addition, implementation of a new business strategy may lead to the disruption of Ford’s existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than Ford’s existing activities, and, if a strategy is unsuccessful, Ford may not recoup its investments, which may be significant, in that strategy. Moreover, Ford may continue to have financial exposure following a strategic divestiture or cessation of operations in a market, and restructuring actions may subject Ford to potential claims from employees, suppliers, dealers, or governmental authorities or harm its reputation. Failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have an adverse effect on Ford’s financial condition or results of operations.

Item 1A. Risk Factors (Continued)
Operational systems, security systems, vehicles, and services could be affected by cyber incidents, ransomware attacks, and other disruptions.  Ford and Ford Credit rely on information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of their businesses, Ford’s vehicles, and the services Ford offers. Despite security measures, Ford and Ford Credit are at risk for interruptions, outages, and compromises of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices, whether caused by a ransomware or other cyber attack, security breach, or other reasons, e.g., a natural disaster, fire, or overburdened infrastructure system. Such incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of consumers, employees, or others; jeopardize the security of Ford and/or Ford Credit’s facilities; affect the performance of in-vehicle systems or services Ford offers; and/or impact the safety of Ford’s vehicles. This risk exposure rises as Ford continues to develop and produce vehicles with increased connectivity. Moreover, Ford, Ford Credit, its suppliers, and dealers have been the target of cyber attacks in the past, and such attacks will continue and evolve in the future, which may cause cyber incidents to be more difficult to detect for periods of time. Ford and Ford Credit’s networks and Ford’s in-vehicle systems, sharing similar architectures, could also be impacted by, or a data breach may result from, the negligence or misconduct of insiders or third parties who have access to Ford and Ford Credit’s networks and systems. Ford and Ford Credit continually employ capabilities, processes, and other security measures designed to reduce and mitigate the risk of cyber attacks; however, such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, a cyber incident could harm Ford and Ford Credit’s reputation, cause customers to lose trust in its security measures, and/or subject Ford and Ford Credit to regulatory actions or litigation, and a cyber incident involving Ford or one of its suppliers could impact production, Ford’s internal operations, or its ability to deliver products and services to its customers.

Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, capacity limitations, or other factors.  A work stoppage or other limitation on production could occur at Ford’s or its suppliers’ facilities for any number of reasons, including as a result of labor issues, including disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, absenteeism, public health issues (e.g., COVID-19), stay-at-home orders, or in response to potential restructuring actions (e.g., plant closures); as a result of supplier financial distress or other production constraints, such as limited quantities of components, including but not limited to semiconductors, or raw materials, quality issues, capacity limitations, or other difficulties; as a result of a natural disaster (including climate-related physical risk); cyber incidents; or for other reasons. Many components used in Ford’s vehicles are available only from a single or limited number of suppliers and, therefore, cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). Such suppliers also could threaten to disrupt Ford’s production as leverage in negotiations. In addition, when Ford undertakes a model changeover, significant downtime at one or more of its production facilities may be required, and Ford’s ability to return to full production may be delayed if it experiences production difficulties at one of its facilities or a supplier’s facility. Moreover, as vehicles, components, and their integration become more complex, Ford may face an increased risk of a delay in production of new vehicles. Regardless of the cause, Ford’s ability to recoup lost production volume may be limited. Accordingly, a significant disruption to Ford’s production schedule could have a substantial adverse effect on its financial condition or results of operations and may impact its strategy to comply with fuel economy standards as discussed below under “Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations.”

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

Item 1A. Risk Factors (Continued)
Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness. Ford’s success depends on its ability to continue to recruit and retain talented and diverse employees who are highly skilled in engineering, software, technology (including digital capabilities and connectivity), and marketing and finance, among other areas. Competition for such employees is intense, which has led to an increase in compensation throughout the labor market, and, accordingly, may increase costs for employers. In addition to compensation considerations, however, potential employees are increasingly placing a premium on various intangibles, such as working for companies with a clear purpose, flexible work arrangements, and other considerations. If Ford is not perceived as an employer of choice, we may be unable to recruit highly skilled employees. Further, if Ford loses existing employees with needed skills or are unable to upskill and develop existing employees, particularly with the introduction of new technologies, it could have a substantial adverse effect on Ford’s business.

Macroeconomic, Market, and Strategic Risks

Ford’s new and existing products, digital and physical services, and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive, mobility, and digital services industries.  Although Ford conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace, and Ford may not be able to accurately predict or identify emerging trends or the success of new products or services in the market.  It takes years to design and develop a new vehicle or change an existing vehicle. Because customers’ preferences may change quickly, Ford’s new and existing products may not generate sales in sufficient quantities and at costs low enough to be profitable and recoup investment costs. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if Ford is unable to differentiate its products and services from those of its competitors, develop innovative new products and services, or sufficiently tailor its products and services to customers in other markets, there could be insufficient demand for Ford’s products and services, which could have an adverse impact on Ford’s financial condition or results of operations.

With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Further, Ford’s ability to successfully grow through capacity expansion and investments in the areas of electrification, connectivity, digital and physical services, and mobility depends on many factors, including advancements in technology, regulatory changes, infrastructure development (e.g., a widespread vehicle charging network), and other factors that are difficult to predict, that may significantly affect the future of electric and autonomous vehicles, digital and physical services, and mobility services. The automotive, mobility, and digital service businesses are very competitive and are undergoing rapid changes. Traditional competitors are expanding their offerings, and new types of competitors (particularly in Ford’s areas of strength, e.g., pick-up trucks and utilities) that may possess superior technology, may have business models with certain aspects that are more efficient, and are not subject to the same level of fixed costs as Ford, are entering the market. This level of competition increases the importance that Ford is able to anticipate, develop, and deliver products and services that customers desire on a timely basis, in quantities in line with demand, and at costs low enough to be profitable.

Ford has announced its intent to continue making multi-billion dollar investments in electrification and mobility. Ford’s plans include offering electrified versions of many of its vehicles, including the F-150 Lightning and E-Transit. If the market for electrified vehicles does not develop at the rate Ford expects, even if the regulatory framework encourages a rapid adoption of electrified vehicles, there is a negative perception of Ford’s vehicles or about electric vehicles in general, or if consumers prefer its competitors’ vehicles, there could be an adverse impact on Ford’s financial condition or results of operations. Further, as discussed below under “Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations,” lower than planned market acceptance of Ford’s vehicles may impact its strategy to comply with fuel economy standards. Moreover, new offerings, including those related to electric and autonomous vehicles, may present technological challenges that could be costly to implement and overcome and may subject Ford to customer claims if the vehicles do not operate as anticipated. In addition, since new technologies are subject to market acceptance, a malfunction involving any manufacturer’s autonomous vehicle may negatively impact the perception of autonomous vehicles and erode customer trust.

Item 1A. Risk Factors (Continued)
Ford’s near-term results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles with internal combustion engines (including trucks and utilities) to battery electric or other vehicles in Ford’s portfolio that may be less profitable could result in an adverse effect on Ford’s financial condition or results of operations in the near term. In the longer term, if demand for battery electric vehicles grows at a rate greater than our ability to increase our production capacity for those vehicles, lower market share and revenue, as well as facility and other asset-related charges (e.g., accelerated depreciation) associated with the production of internal combustion vehicles, may result.

With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs. With the interconnectedness of the global economy, the challenges of a pandemic, a financial crisis, economic downturn or recession, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and material adverse impact on markets around the world.  Changes in international trade policy can also have a substantial adverse effect on Ford’s financial condition or results of operations. Steps taken by the U.S. government to apply or consider applying tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains, impose additional costs on Ford’s business, and may lead to other countries attempting to retaliate by imposing tariffs, which would make Ford’s products more expensive for customers in other markets, and, in turn, could make Ford’s products less competitive. China presents unique risks to U.S, automakers due to the strain in U.S.-China relations and China’s unique regulatory landscape.

Ford has operations in various markets with volatile economic or political environments. This may expose Ford to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of Ford’s manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on Ford’s financial condition or results of operations.  Further, the U.S. government, other governments, and international organizations could impose additional sanctions that could restrict Ford and Ford Credit from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

Industry sales volume in any of Ford’s key markets can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event.  Because Ford, like other manufacturers, has a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and results of operations.  Industry vehicle sales are affected by overall economic and market conditions and developing trends such as shared vehicle ownership and the transportation as a service model, e.g., ridesharing services. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption for key markets including the United States, Europe, or China, the decline could have a substantial adverse effect on Ford’s financial condition, results of operations, and cash flow. For a discussion of economic trends, see Item 7 of Ford Motor Company’s
2021 10-K.

Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity generally far exceeding current demand (the recent capacity constraints being a temporary exception). Historically, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher marketing incentives, commodity or other cost increases, tariffs, or the impact of adverse currency fluctuations, including cost advantages foreign competitors may have because of their weaker home market currencies, which may, in turn, enable those competitors to offer their products at lower prices. As the automotive industry transitions to battery electric vehicles, excess capacity, particularly for internal combustion engine trucks and utilities, may continue or increase. This excess capacity may further increase price competition in that segment of the market, which could have a substantial adverse effect on Ford’s financial condition or results of operations.

Item 1A. Risk Factors (Continued)
Inflationary pressure and fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results. Ford and Ford Credit are exposed to inflationary pressure and a variety of market risks, including the effects of changes in commodity prices, foreign currency exchange rates, and interest rates. Ford and Ford Credit monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Changes in commodity prices (from tariffs, as discussed above under “With a global footprint, Ford’s results could be adversely affected by economic, geopolitical, protectionist trade policies, or other events, including tariffs,” or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity prices, foreign currency exchange rates, or interest rates could have a substantial adverse effect on Ford’s and/or Ford Credit’s financial condition or results of operations. See Item 7 and Item 7A, in Ford Motor Company’s 2021 10-K, for additional discussion of currency, commodity price, and interest rate risks. In addition, Ford’s results are impacted by fluctuations in the market value of its investments, including its Rivian marketable securities, with unrealized gains and losses that could be material in any period.

Financial Risks

Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford and Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on their credit ratings or their perceived creditworthiness. Further, Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. The discontinuance of LIBOR is one such risk that could cause market volatility or disruption and could adversely affect Ford Credit’s access to the debt, securitization, or derivative markets and increase its cost of funding and hedging.  In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing results of operations and could adversely affect its ability to support the sale of Ford vehicles.

Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, or tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition or results of operations. Until 2021, most of Ford’s manufacturing facilities in South America were located in Brazil, where the state or federal governments historically offered significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations had been impacted favorably by government incentives to a substantial extent. The federal government in Brazil has levied assessments against Ford concerning the federal incentives it previously received, and the State of São Paulo has challenged the grant to Ford of tax incentives by the State of Bahia. See Note 2 of the Notes to the Financial Statements in Ford’s 2021 Form 10-K Report for discussion of Ford’s accounting for government incentives, and “Item 3. Legal Proceedings” in Ford’s 2021 Form 10-K Report for a discussion of tax proceedings in Brazil and the potential requirement for Ford to post collateral.

Item 1A. Risk Factors (Continued)
Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition or results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce Ford Credit’s return on the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume and mix of vehicles returned industry-wide, economic conditions, marketing programs, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles, or changes in propulsion technology and related legislative changes. Actual return volumes may be influenced by these factors, as well as by contractual lease-end values relative to auction values. In 2021, Ford Credit experienced lower-than-expected return volumes. If auction values decrease significantly in the future, return volumes could exceed Ford Credit’s expectations. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s results of operations if actual results were to differ significantly from Ford Credit’s projections. See “Critical Accounting Estimates” in Item 7 for additional discussion.

Economic and demographic experience for pension and other postretirement benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed. The measurement of Ford’s obligations, costs, and liabilities associated with benefits pursuant to its pension and other postretirement benefit plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). Ford generally remeasures these estimates at each year end and recognizes any gains or losses associated with changes to its plan assets and liabilities in the year incurred. To the extent actual results are less favorable than Ford’s assumptions, Ford may recognize a remeasurement loss in its results, which could be substantial. For additional information regarding Ford’s assumptions, see “Critical Accounting Estimates” in Item 7 and Note 17 of the Notes to the Financial Statements in Ford’s 2021 Form 10-K Report.

Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition. Ford has defined benefit retirement plans in the United States that cover many of its hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford sponsors plans to provide other postretirement benefits (“OPEB”) for retired employees (primarily health care and life insurance benefits). See Note 17 of the Notes to the Financial Statements, in Ford’s 2021 10-K Report, for more information about these plans. These benefit plans impose significant liabilities on Ford and could require Ford to make additional cash contributions, which could impair Ford’s liquidity. If Ford’s cash flows and capital resources were insufficient to meet any pension or OPEB obligations, Ford could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance its indebtedness.

Legal and Regulatory Risks

Ford and Ford Credit could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise. Ford and Ford Credit spend substantial resources ensuring that they comply with governmental safety regulations, mobile and stationary source emissions regulations, consumer and automotive financial regulations, and other standards, but they cannot ensure that employees or other individuals affiliated with Ford and/or Ford Credit will not violate such laws or regulations. In addition, as discussed below under “Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations,” and “Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations,” regulatory standards and interpretations may change on short notice and impact Ford and/or Ford Credit’s compliance status. Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit civil actions even where Ford’s vehicles, services, and Ford Credit’s financial products comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of Ford’s compliance with regulatory standards, whether related to Ford’s products, services, or business or commercial relationships, requires significant expenditures of time and other resources. Litigation also is inherently uncertain, and Ford and/or Ford Credit could experience significant adverse results, which could have an adverse effect on Ford and/or Ford Credit’s financial condition or results of operations. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on Ford’s sales.

Item 1A. Risk Factors (Continued)

Ford may need to substantially modify its product plans to comply with safety, emissions, fuel economy, autonomous vehicle, and other regulations. The automotive industry is subject to regulations worldwide that govern product characteristics and that differ by global region, country, and sometimes within national boundaries. Further, additional and new regulations continue to be proposed to address concerns regarding the environment (including concerns about global climate change and its impact), vehicle safety, and energy independence, and the regulatory landscape can change on short notice. In the United States, legal and policy debates are continuing, with a primary focus on reducing greenhouse gas (“GHG”) emissions and increasing vehicle electrification. The Trump administration rolled back Obama administration GHG standards through the 2026 model year and sought to block California’s authority to adopt its own regulations as well as other states’ authority to opt in to California’s standards. States, environmental groups, and others challenged both of those Trump administration actions in court. The Biden administration has completed actions to reverse the rollback of GHG emissions standards and repeal a NHTSA rule blocking California and other states’ authority, and the administration is expected to reverse NHTSA’s rollback of fuel economy standards and EPA’s action blocking California and other states’ authority. California has an ambitious plan to reduce overall GHG emissions to 40% below 1990 levels by 2030 and EPA is also developing new and more stringent GHG emissions standards after the 2026 model year. Court rulings and actions by federal, California, and other state regulators create regulatory uncertainty and the potential for applicable regulatory standards to change quickly. In addition, many governments regulate local product content and/or impose import requirements with the aim of creating jobs, protecting domestic producers, and influencing the balance of payments.

Ford is continuing to make changes to its product cycle plan to improve the fuel economy of its petroleum-powered vehicles and to offer more propulsion choices, such as electrified vehicles, with lower GHG emissions. There are limits on Ford’s ability to achieve fuel economy improvements over a given time frame, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix (as described in more detail above under “Ford’s new and existing products, digital and physical services, and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive, mobility, and digital services industries”), willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. If fuel prices are relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers, it may be difficult to meet applicable environmental standards without compromising results. Moreover, a production disruption, stop ship, limited availability of necessary components, e.g., batteries, lower than planned market acceptance of Ford’s vehicles, or other intervening events may cause Ford to modify its product plans, or, in some cases, purchase credits, in order to comply with fuel economy standards, which could have an adverse effect on Ford’s financial condition or results of operations and/or cause reputational harm.

Increased scrutiny of automaker emission testing by regulators around the world has led to new regulations, more stringent enforcement programs, requests for field actions, demands for reporting on the field performance of emissions components and higher scrutiny of field data, and/or delays in regulatory approvals. The cost to comply with existing government regulations (in addition to the cost of any field service actions that may result from regulatory actions) is substantial and additional regulations, changes in regulatory interpretations, or changes in consumer preferences that affect vehicle mix could have a substantial adverse impact on Ford’s financial condition or results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change, and any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales. Court decisions arising out of consumer and investor litigation could give rise to de facto changes in the interpretation of existing emission laws and regulations, thereby imposing new burdens on manufacturers. For more discussion of the impact of standards on Ford’s global business, see the “Governmental Standards” discussion in “Item 1. Business” in Ford’s 2021 10-K Report.

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

Item 1A. Risk Factors (Continued)
Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, and data protection laws and regulations as well as consumers’ heightened expectations to safeguard their personal information. Ford and Ford Credit are subject to laws, rules, guidelines from privacy regulators, and regulations in the United States and other countries (such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act) relating to the collection, use, cross-border data transfer, and security of personal information of consumers, employees, or others, including laws that may require Ford or Ford Credit to notify regulators and affected individuals of a data security incident. Existing and newly developed laws and regulations may contain broad definitions of personal information, are subject to change and uncertain interpretations by courts and regulators, and may be inconsistent from state to state or country to country. Accordingly, complying with such laws and regulations may lead to a decline in consumer engagement or cause Ford and/or Ford Credit to incur substantial costs or modify their operations or business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against Ford or Ford Credit in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection or privacy requirements. Further, any unauthorized release of personal information could harm Ford and/or Ford Credit’s reputation, disrupt their businesses, cause them to expend significant resources, and lead to a loss of consumer confidence resulting in an adverse impact on Ford and/or Ford Credit’s business and/or consumers deciding to withhold or withdraw consent for Ford or Ford Credit’s collection or use of data.

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

The Dodd-Frank Act directs federal agencies to adopt rules to regulate the finance industry and the capital markets and gives the Consumer Financial Protection Bureau (“CFPB”) broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s automotive financing business. Exercise of these powers by the CFPB may increase the costs of, impose additional restrictions on, or otherwise adversely affect companies in the automotive finance business. The CFPB has authority to supervise and examine the largest nonbank automotive finance companies, such as Ford Credit, for compliance with consumer financial protection laws.

Failure to comply with applicable laws and regulations could subject Ford Credit to regulatory enforcement actions, including consent orders or similar orders where Ford Credit may be required to revise practices, remunerate customers, or pay fines. An enforcement action against Ford Credit could harm Ford Credit’s reputation or lead to further litigation.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our world headquarters in Dearborn, Michigan. Most of our automotive finance operations are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2021, our total future rental commitment under leases of real property was $84 million.

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

Our significant pending matter is summarized below:

European Competition Law Matter.  On October 5, 2018, FCE Bank plc (“FCE”) received a notice from the Italian Competition Authority (the “ICA”) concerning an alleged violation of Article 101 of the Treaty on the Functioning of the European Union. The ICA alleged that FCE and other parties engaged in anti-competitive practices in relation to the automotive finance market in Italy.  On January 9, 2019, FCE received a decision from the ICA, which included an assessment of a fine against FCE in the amount of €42 million. On March 8, 2019, FCE appealed the decision and the fine to the Italian administrative court, and on November 24, 2020, the Italian administrative court ruled in favor of FCE. On December 23, 2020, the ICA filed an appeal of the Italian administrative court’s decision to the Italian Council of State, and a hearing on the appeal was held on January 13, 2022. On February 1, 2022, the Italian Council of State dismissed the ICA’s appeal.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2021 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2021, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2021, and there is no market for our Shares. We paid cash distributions to our parent of $3.3 billion and $7.5 billion in 2020 and 2021, respectively.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our primary focus is to be a reason customers choose and stay with Ford. We work with Ford to maximize customer and dealer satisfaction and loyalty, offering a wide variety of financing products and outstanding service. We strive to continually improve processes focusing on the customer and the dealer to manage costs and ensure the efficient use of capital. As a result, Ford Credit is uniquely positioned to drive incremental sales, improve customer satisfaction and owner loyalty to Ford, and direct profits and distributions back to Ford to support its overall business, including vehicle development.

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

We measure the performance of our segments primarily on an income before income taxes basis, after excluding market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, which are reflected in Unallocated Other. These adjustments are excluded when assessing our segment performance because they are carried out at the corporate level. We also adjust segment performance to reallocate interest expense among the segments reflecting debt and equity levels proportionate to their product risk. For additional information regarding our segments, see Note 15 of our Notes to the Financial Statements.

Semiconductor Shortage

The automotive industry has faced a significant shortage of semiconductors since early 2021 due in large part to strong cross-industry demand, which has presented challenges and production disruptions globally, including at Ford’s assembly plants. This shortage has led to lower dealer inventories of both new and used vehicles, resulting in lower receivables and higher residual values, as discussed in more detail in the Financial Condition and Residual Risk sections in Item 7 of this Report. We expect supply constraints to remain fluid in 2022 reflecting a variety of factors, including semiconductor availability and COVID-19 impacts. For additional information regarding the semiconductor shortage, see the “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” section in Item 7 of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Adoption of New Accounting Standards

Effective January 1, 2021, we adopted Accounting Standards Update ("ASU") 2019-12, which allows for the simplification of accounting for income taxes. As a result, ROE, net income, distributions, leverage, and equity have been updated for the prior comparator periods to reflect the adoption. This amendment reduces our U.S. tax allocation and, as a result, increases our net income and ROE, which allows us to support additional distributions to Ford. For additional information on the tax accounting change, see Note 2 of our Notes to the Financial Statements.

COVID-19

The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. The remote work arrangements that we implemented in 2020 remain in place in most locations. Our remote work arrangements have been designed to allow for continued operation of business functions. Our controls and procedures have incorporated remote work arrangements using appropriate digital tools.

The full impact of COVID-19 on future results depends on future developments, such as the ultimate duration and scope of outbreaks (including any potential future waves due to variants or otherwise, and the success of vaccination programs) and their impact on Ford and Ford Credit’s customers, dealers, and suppliers. For additional information on the impact and potential impact of COVID-19 on us, see “Item 1A. Risk Factors”.

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

•Credit Loss – Credit Loss is reflected within the Provision for/(Benefit from) credit losses on the income statements.
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses.
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in forward-looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section.

•Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statements.
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section.

•Exchange – Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars.

•Other – Primarily includes Operating expenses, Other revenue, Insurance expenses, and Other income/(loss), net on the income statements at prior period exchange rates.
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

Key Metrics

The following table shows our full year 2021 key metrics compared with full year 2020:

	Full Year
GAAP Financial Measures	2020	2021	H / (L)
Total net receivables ($B)	$131.7	$117.5	(11)%
Loss-to-receivables (bps) (a)	36	6	(30)
Auction values (b)	$20,600	$25,800	25%
EBT ($M)	$2,608	$4,731	$2,123
ROE (%) (c)	14.7%	32.4%	17.7 ppts

Other Balance Sheet Metrics
Debt ($B)	$137.7	$117.7	(14.5)%
Net liquidity ($B)	$35.4	$32.0	(10)%
Financial statement leverage (to 1) (c)	8.8	9.5	0.7
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at full year 2021 mix.
(c)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Non-GAAP Financial Measures	December 31, 2020	December 31, 2021	H / (L)
Managed receivables ($B) (a)	$140.5	$123.4	(12.2)%
Managed leverage (to 1) (b) (c)	7.5	8.4	0.9
__________
(a)See “Financial Condition” section for reconciliation to GAAP.
(b)See “Leverage” section for reconciliation to GAAP.
(c)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Full Year 2021 Compared with Full Year 2020

The following table shows the factors that contributed to the strong full year 2021 EBT (in millions):

Change in EBT by Causal Factor
Full year 2020 EBT	$2,608
Volume / mix	(243)
Financing margin	(206)
Credit loss	1,136
Lease residual	1,494
Exchange	27
Other	(85)
Full year 2021 EBT	$4,731

Our 2021 EBT of $4,731 million was $2,123 million higher than a year ago, explained primarily by favorable operating lease residual performance, the non-recurrence of the 2020 increase to the credit loss reserve due to deterioration in macroeconomic conditions related to COVID-19, and reductions in the credit loss reserve in 2021, partially offset by lower volume driven by the impact of the global semiconductor shortages and lower financing margin. Total net receivables at December 31, 2021 were $14.2 billion lower than a year ago, primarily reflecting lower wholesale receivables as a result of lower dealer inventories due to the semiconductor shortage. Consumer credit metrics were healthy and stable in the United States, with the loss-to-receivables ratio at 0.06%, 30 basis points lower than a year ago. United States auction values were up 25% compared with 2020. ROE was 32.4%, 17.7 percentage points higher than a year ago, primarily reflecting higher EBT.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. This means we generate liquidity as our balance sheet size declines because of lower Ford volume. Managed receivables of $123.4 billion at year end were $17.1 billion lower year-over-year. At December 31, 2021, we had $32.0 billion in net liquidity.

Segment Results

Results of operations by segment and Unallocated Other for full year 2020 and 2021 are shown below (in millions):

	Full Year
	2020	2021	H / (L)
Results
United States and Canada segment	$2,241	$4,393	$2,152
Europe segment	196	254	58
All Other segment	38	98	60
Total segments	$2,475	$4,745	$2,270
Unallocated Other	133	(14)	(147)
Earnings before taxes	$2,608	$4,731	$2,123
Taxes (a)	(270)	(210)	60
Net Income (a)	$2,338	$4,521	$2,183
(a) Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

For additional information, see Note 15 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment EBT of $4,393 million for full year 2021 was $2,152 million higher than 2020, explained primarily by favorable operating lease residual performance, the non-recurrence of the 2020 increase to the credit loss reserve due to deterioration in macroeconomic conditions related to COVID-19, and reductions in the credit loss reserve in 2021, partially offset by lower financing margin and lower volume driven by the impact of the global semiconductor shortages.

Europe Segment

The Europe segment EBT of $254 million for full year 2021 was $58 million higher than 2020, explained primarily by the non-recurrence of a credit loss reserve increase due to COVID-19 and 2020 restructuring effects, partially offset by lower volume driven by the impact of the global semiconductor shortages.

All Other Segment

The All Other segment EBT of $98 million for full year 2021 was $60 million higher than 2020, explained primarily by restructuring.

Unallocated Other

Unallocated Other was a $14 million loss for full year 2021, a $147 million deterioration from 2020, primarily reflecting the non-recurrence of positive market valuation adjustments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations - 2020

The following chart shows our full year 2020 key metrics compared with full year 2019:

	Full Year
GAAP Financial Measures	2019	2020	H / (L)
Total net receivables ($B)	$142.0	$131.7	(7)%
Loss-to-receivables (bps) (a)	52	36	(16)
Auction values (b)	$19,955	$20,600	3.2%
EBT ($M)	$2,998	$2,608	$(390)
ROE (%) (c)	15.7%	14.7%	(1) ppt

Other Balance Sheet Metrics
Debt ($B)	$140.1	$137.7	(1.7)%
Net liquidity ($B)	$33.0	$35.4	6%
Financial statement leverage (to 1) (c)	8.5	8.8	0.3
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at full year 2021 mix.
(c)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Non-GAAP Financial Measures	December 31, 2019	December 31, 2020	H / (L)
Managed receivables ($B) (a)	$151.7	$140.5	(7.0)%
Managed leverage (to 1) (b) (c)	7.8	7.5	(0.3)
__________
(a)See “Financial Condition” section for reconciliation to GAAP.
(b)See “Leverage” section for reconciliation to GAAP.
(c)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

Full Year 2020 Compared with Full Year 2019

The following table shows the factors that contributed to the strong full year 2020 EBT:

Change in EBT by Causal Factor
Full year 2019 EBT	$2,998
Volume / mix	(173)
Financing margin	20
Credit loss	(539)
Lease residual	304
Exchange	(9)
Other	7
Full year 2020 EBT	$2,608

Our 2020 EBT of $2,608 million was $390 million lower than 2019, driven primarily by an increase to the credit loss reserve due to COVID-19 and unfavorable volume and mix resulting from lower receivables, partially offset by favorable lease residual performance driven by improved auction values. Total net receivables at December 31, 2020 were lower than 2019. Consumer credit metrics were healthy and stable in the United States, with the loss-to-receivables ratio at 0.36%, 16 basis points lower than 2019. United States auction values were up 3% compared with 2019. ROE was 14.7%, 1 percentage point lower than 2019, primarily reflecting lower EBT.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results - 2020

Results of operations by segment and Unallocated Other for full year 2019 and 2020 are shown below (in millions):

	Full Year
	2019	2020	H / (L)
Results
United States and Canada segment	$2,365	$2,241	$(124)
Europe segment	352	196	(156)
All Other segment	143	38	(105)
Total segments	$2,860	$2,475	$(385)
Unallocated Other	138	133	(5)
Earnings before taxes	$2,998	$2,608	$(390)
Taxes (a)	(378)	(270)	108
Net Income (a)	$2,620	$2,338	$(282)
(a) Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

For additional information, see Note 15 of our Notes to the Financial Statements.

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

Unallocated Other

Unallocated Other was a $133 million gain for full year 2020, was $5 million lower than 2019, reflecting a lower gain in market valuation adjustments to derivatives.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	For the Years Ended December 31,
	2019	2020	2021
Share of Ford and Lincoln Sales (a)
United States	51%	56%	48%
Canada	66	74	70
United Kingdom	39	40	33
Germany	47	41	39
China	35	39	44

Wholesale Share
United States	75%	74%	72%
Canada	57	40	10
United Kingdom	100	100	100
Germany	93	92	91
China	60	62	66

Contract Placement Volume - New and Used (000)
United States	952	954	749
Canada	141	137	131
United Kingdom	139	101	81
Germany	165	107	69
China	108	119	146
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet.

In 2021, China contract placement volume was up compared with a year ago, primarily reflecting higher financing share. In 2021, the United States, Canada, the United Kingdom, and Germany contract volumes were down compared with a year ago, explained by lower Ford sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	For the Years Ended December 31,
Net Receivables	2019	2020	2021
United States and Canada Segment
Consumer financing	$55.4	$58.4	$55.6
Non-Consumer financing	29.4	19.5	13.7
Net investment in operating leases	27.3	26.4	25.0
Total United States and Canada Segment	$112.1	$104.3	$94.3

Europe Segment
Consumer financing	$14.8	$15.1	$12.7
Non-Consumer financing	9.8	7.4	4.7
Net investment in operating leases	0.4	0.3	0.2
Total Europe Segment	$25.0	$22.8	$17.6

All Other Segment
Consumer financing	$3.3	$3.4	$4.3
Non-Consumer financing	1.6	1.2	1.3
Net investment in operating leases	—	—	—
Total All Other Segment	$4.9	$4.6	$5.6

Total net receivables	$142.0	$131.7	$117.5

Managed Receivables
Total net receivables (GAAP)	$142.0	$131.7	$117.5
Held-for-sale receivables (GAAP)	1.5	—	—
Unearned interest supplements and residual support	6.7	6.5	4.6
Allowance for credit losses	0.5	1.3	0.9
Other, primarily accumulated supplemental depreciation	1.0	1.0	0.4
Total managed receivables (Non-GAAP)	$151.7	$140.5	$123.4

At December 31, 2019, 2020, and 2021, total net receivables includes consumer receivables before allowance for credit losses of $38.3 billion, $43.7 billion, and $39.0 billion, respectively, and non-consumer receivables before allowance for credit losses of $26.8 billion, $16.4 billion, and $12.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2019, 2020, and 2021, total net receivables includes net investment in operating leases of $14.9 billion, $12.8 billion, and $7.5 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net receivables are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of Ford Credit’s other creditors. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections and Note 6 of our Notes to the Financial Statements.

Total net receivables at December 31, 2021 were $14.2 billion lower compared with December 31, 2020 and $24.5 billion lower compared with December 31, 2019, primarily reflecting lower wholesale receivables as a result of lower dealer inventories due to the semiconductor shortage.

Our operating lease portfolio was 21% of total net receivables at December 31, 2021. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

In purchasing retail financing contracts, we use a proprietary scoring system that measures credit quality using information from sources including the credit application, proposed contract terms, and credit bureau data. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, and stability as key considerations. While FICO is a part of our scoring system, our models enable us to more effectively determine the probability that a customer will pay than using credit scores alone. When we originate business, our models project expected losses and we price accordingly. We ensure that the business fits our risk appetite.

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

	2019	2020	2021
Origination Metrics
Average placement FICO	748	739	750
Higher risk portfolio mix	6%	6%	5%
Greater than or equal to 84 months placement mix	3%	9%	4%
Average placement term (months)	65	68	63

The 2021 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 5% of our portfolio and has been stable for over 15 years.

In 2021, our average retail financing placement term was down by five months compared with a year ago. The term decrease is explained by marketing programs limiting the most popular incentive rates to 48-months or less. Retail financing contracts of 84 months and longer decreased by five percentage points compared with a year ago as a result of decreases in marketing campaigns, primarily in the second quarter of 2020, that offered 0% financing for 84 months in response to COVID-19. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 69% of our worldwide consumer finance receivables at December 31, 2021.

	2019	2020	2021
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.13%	0.15%	0.11%
Repossessions (000)	27	21	14
Repossession ratio	1.24%	0.95%	0.74%
Loss severity (000) (a)	$10.7	$10.7	$8.5
Charge-offs ($M)	$247	$180	$28
LTR ratio (b)	0.52%	0.36%	0.06%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)Loss-to-Receivables (“LTR”) ratios are charge-offs divided by average managed receivables.

Compared with a year ago, the repossession rate, delinquencies, and severity have all improved. Our lower levels of 2021 net charge-offs and LTR ratio reflect government support programs, changes in consumer spending behavior, and high vehicle auction values that contributed to historically low losses. The impact of COVID-19 has created significant volatility in the economy. Government programs in response to the pandemic, including economic stimulus, mortgage, and student loan forbearance programs, have resulted in increased liquidity for consumers. While the macroeconomic outlook has improved since the onset of the pandemic, the future impact on credit losses remains uncertain. This remaining uncertainty includes the impact to consumers once economic support programs end, and the pandemic’s effect on the labor market and unemployment.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	2019	2020	2021
Charge-offs ($M)	$371	$301	$65
LTR ratio	0.31%	0.27%	0.07%
Credit loss reserve ($M)	$513	$1,305	$925
Reserve as percent of EOP managed receivables	0.43%	1.18%	0.96%

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in 2021 improved from a year ago reflecting government support programs in response to the COVID-19 pandemic and high vehicle auction values.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The credit loss reserve and reserve as a percent of managed receivables were both lower than a year ago, reflecting an improved macroeconomic outlook since the onset of the pandemic. The credit loss reserve at December 31, 2021 considers the remaining economic uncertainty attributable to COVID-19, and assumes that higher levels of retail delinquencies and charge-offs will occur in future periods consistent with elevated unemployment levels, and the impact of the end of economic support programs as well as the end of rent and mortgage forbearance programs. The full impact of COVID-19 on our worldwide credit losses depends on future developments, such as the ultimate course of the pandemic, and the resolution of macroeconomic uncertainty in the labor market and supply chain. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. The credit loss reserve decreased $380 million during 2021 primarily due to improvements in the economic outlook that caused us to lower our expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 82% of our total net investment in operating leases at December 31, 2021.

	2019	2020	2021
Lease Share of Retail Sales
Ford Credit	20%	17%	15%
Industry (a)	30%	28%	20%

Placement Volume (000)
24-Month	41	43	48
36-Month	236	180	141
39-Month / other	52	35	28
Total	329	258	217

Residual Performance
Return rates	78%	69%	34%
Return volume (000)	290	243	124
Off-lease auction values (b)	$19,955	$20,600	$25,800
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values at 2021 mix.

Our United States operating lease share of retail sales in 2021 was lower compared with a year ago and remains below the industry, reflecting the Ford sales mix.

Our total 2021 lease placement volume was down compared with a year ago, reflecting lower Ford sales and lower Ford Credit share as the result of Ford marketing programs.

Lease return rates and return volume in 2021 were lower than a year ago, reflecting improved auction values. Our 2021 36-month off-lease auction values were up 25% from the prior year, reflecting strong demand for used vehicles, including the impact of lower new vehicle production due to the semiconductor shortage. We are planning for full-year 2022 auction values to remain strong.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

•On November 18, 2021, S&P affirmed the credit rating for Ford Credit at BB+ and revised the outlook to positive, from negative.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	R-4	Stable	BBB (low)
Fitch	BB+	B	Stable	BBB-
Moody’s	Ba2	NP	Stable	Baa3
S&P	BB+	B	Positive	BBB-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

We ended 2021 with $32.0 billion of liquidity. During the year, we completed $14 billion of public term funding.

Key elements of our funding strategy include:

•Maintain strong liquidity;
•Prudently access public markets, including retail deposits in Europe;
•Flexibility to increase ABS mix as needed; preserving assets and committed capacity;
•Target managed leverage of 8:1 to 9:1;
•Maintain self-liquidating balance sheet;

Our liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet our business and funding requirements. We regularly stress test our balance sheet and liquidity to ensure that we can continue to meet our financial obligations through economic cycles.

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

We obtain unsecured funding from the sale of demand notes under our Ford Interest Advantage program and through retail deposit programs at FCE and Ford Bank. At December 31, 2021, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, FCE and Ford Bank deposits was $12.9 billion.

We maintain multiple sources of readily available liquidity to fund the payment of our unsecured short-term debt obligations.

In addition, in 2021 Ford and Ford Credit introduced a sustainable financing framework, which covers a variety of potential unsecured and securitization funding transactions, including ESG bonds issued by both Ford and Ford Credit to finance environmental and social projects. Net proceeds from sustainable financing transactions issued by Ford Credit will be invested and expended in two areas: Clean Transportation and Making Lives Better.

Cost of Funding Sources

The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our asset-backed funding and unsecured long-term debt costs are based on spreads over United States Treasury securities of similar maturities, a comparable London Interbank Offered Rate (“LIBOR”), Secured Overnight Funding Rate (“SOFR”), or other comparable benchmark rates. Certain securitization funding costs are based on a spread over bank-sponsored commercial paper costs. The funding costs of our floating rate demand notes change depending on market conditions. For additional information on funding, see Note 9 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

The following table shows funding for our managed receivables (in billions):

Funding Structure	December 31, 2019	December 31, 2020	December 31, 2021
Term unsecured debt	$75.5	$73.3	$59.4
Term asset-backed securities	56.6	54.6	45.4
Ford Interest Advantage/Retail deposits	8.0	9.8	12.9
Other (a)	6.9	5.7	5.7
Equity (a)	16.4	15.6	12.4
Adjustments for cash	(11.7)	(18.5)	(12.4)
Total managed receivables (b)	$151.7	$140.5	$123.4

Securitized funding as a percent of managed receivables	37.3%	38.8%	36.7%
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.
(b)Reconciliation to GAAP provided in the “Financial Condition” section.

Managed receivables of $123.4 billion at December 31, 2021, were funded primarily with term debt and term asset-backed securities. Securitized funding as a percent of managed receivables was 36.7%.

Public Term Funding Plan

The following table shows our issuances for full year 2019, 2020, and 2021, and planned issuances for full year 2022, excluding short-term funding programs (in billions):

	2019 Actual	2020 Actual	2021 Actual	2022 Forecast
Unsecured	$17	$14	$5	$ 8 - 11
Securitizations	14	13	9	6 - 9
Total public	$31	$27	$14	$ 14 - 20

In 2021, we completed $14 billion of public term funding. For 2022, we project full-year public term funding in the range of $14 billion - $20 billion. Through February 2, 2022, we have completed $3 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	December 31, 2019	December 31, 2020	December 31, 2021
Liquidity Sources
Cash	$11.7	$18.5	$12.4
Committed asset-backed facilities	36.6	38.1	37.1
Other unsecured credit facilities	3.0	2.5	2.7
Ford corporate credit facility allocation	3.0	—	—
Total liquidity sources	$54.3	$59.1	$52.2

Utilization of Liquidity
Securitization and restricted cash	$(3.6)	$(3.9)	$(3.9)
Committed asset-backed facilities	(17.3)	(16.7)	(12.5)
Other unsecured credit facilities	(0.8)	(0.5)	(1.0)
Ford corporate credit facility allocation	—	—	—
Total utilization of liquidity	$(21.7)	$(21.1)	$(17.4)

Gross liquidity	$32.6	$38.0	$34.8
Asset-backed capacity in excess of eligible receivables and other adjustments	0.4	(2.6)	(2.8)
Net liquidity available for use	$33.0	$35.4	$32.0

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At December 31, 2021, our net liquidity available for use was $32.0 billion, $3.4 billion lower than year-end 2020. At December 31, 2021, our liquidity sources totaled $52.2 billion, down $6.9 billion from year-end 2020.

Cash.  At December 31, 2021, our cash totaled $12.4 billion compared with $18.5 billion at year-end 2020.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our Cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our Cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.9 billion at both December 31, 2020 and 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Material Cash Requirements. Our material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Balance Sheet Liquidity Profile” section below and Note 9 of our Notes to the Financial Statements). In addition, subject to approval by our Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheets and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2021 are shown below (in millions):

	Payments Due by Period
	2022	2023 - 2024	2025 - 2026	2027 and Thereafter	Total
On-balance sheet
Long-term debt (a)	$31,709	$39,047	$22,976	$8,968	$102,700
Interest payments relating to long-term debt	2,408	3,212	1,415	838	7,873
Operating lease	19	33	23	10	85
Off-balance sheet
Purchase obligations	31	29	3	—	63
Total	$34,167	$42,321	$24,417	$9,816	$110,721
__________
(a) Excludes unamortized discounts, unamortized issuance costs, and fair value adjustments.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Committed Capacity. At December 31, 2021, our committed capacity totaled $39.8 billion, compared with $40.6 billion at December 31, 2020. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $37.1 billion ($20.6 billion of retail financing, $3.9 billion of wholesale financing, and $12.6 billion of operating leases) at December 31, 2021. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $11.6 billion having maturities within the next twelve months and the remaining balance having maturities through first quarter 2024. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2021, $12.5 billion of these commitments were in use and we had $3.4 billion of asset-backed capacity that was in excess of eligible receivables primarily due to the decline in wholesale asset balances. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
As of December 31, 2021, Ford Bank had liquidity of €208 million (equivalent to $235 million) and FCE had liquidity of £174 million (equivalent to $234 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank and the Bank of England respectively.

Unsecured Credit Facilities. At December 31, 2021, we and our majority-owned subsidiaries had $2.7 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At December 31, 2021, $1.7 billion was available for use.

FCE’s £690 million (equivalent to $930 million at December 31, 2021) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s €240 million (equivalent to $272 million at December 31, 2021) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2024. At December 31, 2021, £190 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. In addition, both the FCE Credit Agreement and the Ford Bank Credit Agreement include certain sustainability-linked targets, pursuant to which the applicable margin may be adjusted if Ford Motor Company achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	2022	2023	2024	2025 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$64	$92	$113	$135
Total debt (b)	53	76	92	118
Memo: Unsecured long-term debt maturities	14	11	11	22
__________
(a)Includes gross finance receivables less the allowance for credit losses, investment in operating leases net of accumulated depreciation, and cash. Amounts shown include the impact of expected prepayments.
(b) Excludes unamortized debt (discount)/premium, unamortized issuance costs, and fair value adjustments.

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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond 2022. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of December 31, 2021, we had $135 billion of assets, $74 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables or pledge them as collateral, in certain transactions outside of the United States, in other types of structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors and other financial institutions in both public and private transactions. We completed our first securitization transaction in 1988, and participate in a number of securitization markets primarily in the United States, Canada, the United Kingdom, Germany, and China.

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

Structural Features Under Certain Securitization Programs

The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:

•Revolving Retail Program. Asset-backed securities under the FordREV program may be supported by a combination of a revolving pool of United States retail installment sale contracts and cash collateral. Cash generated by the receivables during the revolving period in excess of what is needed to pay certain expenses of the trust and interest on the notes may be used to purchase additional receivables provided that certain tests are met after the purchase. The revolving period ends upon the occurrence of certain events that include if credit losses or delinquencies on the pool of assets supporting the securities exceed specified levels, if certain segregated account balances are below their required levels, or if interest is not paid on the securities.
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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2020			2021
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)
Finance Receivables
United States and Canada Segment
Retail financing	$2.0	$36.1	$32.0	$1.8	$32.4	$29.0
Wholesale financing (c)	0.1	14.2	10.2	1.2	10.5	8.4
Total United States and Canada Segment	2.1	50.3	42.2	3.0	42.9	37.4
Europe Segment
Retail financing	0.4	6.9	3.5	0.3	5.5	1.5
Wholesale financing (c)	0.1	2.0	0.5	0.1	1.3	0.4
Total Europe Segment	0.5	8.9	4.0	0.4	6.8	1.9
All Other Segment
Retail financing	—	0.7	0.5	—	1.1	0.9
Wholesale financing (c)	—	0.2	0.2	—	0.2	0.1
Total All Other Segment	—	0.9	0.7	—	1.3	1.0
Total finance receivables	2.6	60.1	46.9	3.4	51.0	40.3
Net investment in operating leases	0.6	12.8	7.7	0.4	7.5	5.1
Total on-balance sheet arrangements	$3.2	$72.9	$54.6	$3.8	$58.5	$45.4
__________
(a)Finance receivables, before allowances for credit losses. Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes unamortized discount and debt issuance costs.
(c)The global adjusted pool balance of the wholesale finance receivables owned by the securitization trusts was $16.4 billion and $12.0 billion and the required pool balance was $14.1 billion and $11.4 billion at December 31, 2020 and 2021, respectively. As of December 31, 2020 and 2021, the adjusted pool balance was $2.3 billion and $0.6 billion higher, respectively, than the required pool balance. The global adjusted pool balance includes funds on deposit in the trust accounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage and managed leverage (in billions):

	December 31, 2019	December 31, 2020	December 31, 2021
Leverage Calculation
Debt	$140.1	$137.7	$117.7
Adjustments for cash	(11.7)	(18.5)	(12.4)
Adjustments for derivative accounting	(0.5)	(1.5)	(0.4)
Total adjusted debt	$127.9	$117.7	$104.9

Equity (a)	$16.4	$15.6	$12.4
Adjustments for derivative accounting	—	0.1	0.1
Total adjusted equity (a)	$16.4	$15.7	$12.5

Financial statement leverage (to 1) (GAAP) (a)	8.5	8.8	9.5
Managed leverage (to 1) (Non-GAAP) (a)	7.8	7.5	8.4
(a) Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 of our Notes to the Financial Statements for additional information.

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

We plan our managed leverage by considering market conditions and the risk characteristics of our business. At December 31, 2020 and 2021, our financial statement leverage was 8.8:1 and 9.5:1, respectively, and managed leverage was 7.5:1 and 8.4:1, respectively. We target managed leverage in the range of 8:1 to 9:1.

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

The allowance for credit losses represents our estimate of the expected lifetime credit losses inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Changes in our assumptions affect Provision for/(Benefit from) credit losses on our income statements and the allowance for credit losses contained within Total finance receivables, net on our balance sheets. For additional information regarding our allowance for credit losses, see Note 4 of our Notes to the Financial Statements.

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

Sensitivity Analysis. Changes in the probability of default and loss given default assumptions would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our United States Ford and Lincoln retail financing is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Probability of default (lifetime)	+ / - 100	$200/(200)
Loss given default	+ / - 100	$10/(10)

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

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases. A change in the assumption for an auction value will impact our estimate of accumulated supplemental depreciation if the future auction value is lower than the purchase price specified in the lease contract. The effect of the indicated increase/decrease in the assumptions for our United States Ford and Lincoln brand operating lease portfolio is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Future auction values	+ / - 100	$(20)/$20
Return volumes	+ / - 100	5/(5)

Adjustments to the amount of accumulated supplemental depreciation on operating leases would be reflected on our balance sheets as Net investment in operating leases and on the income statements in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board has issued the following Accounting Standards Updates (“ASU”) which are not expected to have a material impact to our financial statements or financial statement disclosures. For additional information, see Note 2 of the Notes to the Financial Statements.

Standard		Effective Date (a)
2021-05	Lessors - Certain Leases with Variable Lease Payments	January 1, 2022
2021-10	Government Assistance: Disclosures by Business Entities about Government Assistance	January 1, 2022
2021-08	Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2023
__________
(a)Early adoption for each of the standards is permitted.

Outlook

We expect full year 2022 EBT to be strong but lower than 2021.

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
•Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule, and a shortage of key components, such as semiconductors, or raw materials can disrupt Ford’s production of vehicles;
•Ford’s long-term competitiveness depends on the successful execution of Ford+;
•Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies;
•Operational systems, security systems, vehicles, and services could be affected by cyber incidents, ransomware attacks, and other disruptions;
•Ford’s production, as well as Ford’s suppliers’ production, could be disrupted by labor issues, natural or man-made disasters, financial distress, production difficulties, capacity limitations, or other factors;
•Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;
•Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness;
•Ford’s new and existing products, digital and physical services, and mobility services are subject to market acceptance and face significant competition from existing and new entrants in the automotive, mobility, and digital services industries;
•Ford’s near-term results are dependent on sales of larger, more profitable vehicles, particularly in the United States;
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
•Inflationary pressure and fluctuations in commodity prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results;
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
•Ford and Ford Credit could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise;
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

Risk Management. Our interest rate risk management objective is to reduce volatility in our cash flows and volatility in our economic value from changes in interest rates based on an established risk tolerance that may vary by market. We use economic value sensitivity analysis and re-pricing gap analysis to evaluate potential long-term effects of changes in interest rates. We then enter into interest rate swaps to convert portions of our floating-rate debt to fixed or our fixed-rate debt to floating to ensure that our exposure falls within the established tolerances. We also use pre-tax cash flow sensitivity analysis to monitor the level of near-term cash flow exposure. The pre-tax cash flow sensitivity analysis measures the changes in expected cash flows associated with our interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month horizon. Interest rate swaps are placed to maintain exposure within approved thresholds and the Asset-Liability Committee reviews the re-pricing mismatch monthly.

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

Pre-tax cash flow sensitivity at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2020	2021
One percentage point instantaneous increase in interest rates	$(3)	$(76)
One percentage point instantaneous decrease in interest rates (a)	3	76
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk. Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2021 is insignificant.

Derivative Notional Values

The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2020	2021
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps, including basis swaps	$25	$18
Pay-floating, receive-fixed, excluding securitization swaps	46	38
Securitization swaps	26	19
Total interest rate derivatives	97	75

Other derivatives
Cross-currency swaps	8	7
Foreign currency forwards	4	4
Total notional value	$109	$86

Derivative Fair Values

The net fair value of our derivative financial instruments was an asset of $2,077 million and $553 million at December 31, 2020 and 2021, respectively. For additional information regarding our derivatives, see Note 7 of our Notes to the Financial Statements.

Transition from LIBOR to Alternative Reference Rates

We have been working to transition from London Interbank Offered Rate (“LIBOR”) to alternative reference rates. We have developed a total company inventory of affected financial instruments and contracts, have been working to transition legacy contracts linked to LIBOR to alternative reference rates, and are no longer utilizing LIBOR for new contracts.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Chief Financial Officer (“CFO”), Treasurer and Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP (“PwC”) (PCAOB ID 238), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Not required.

ITEM 11. Executive Compensation.

Not required.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Not required.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2020	2021
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$12.0	$9.9
Audit-related fees - for support of funding transactions, due diligence for mergers, acquisitions and divestitures, attestation services, internal control reviews, and assistance with interpretation of accounting standards	2.3	2.2
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to mergers, acquisitions and divestitures	0.4	0.4
All other fees - for support in business and regulatory reviews and research analysis regarding new strategies	—	—
Total fees	$14.7	$12.5

Pre-Approval Policies and Procedures

Ford’s Audit Committee has established pre-approval policies and procedures that govern the engagement of PwC, and the services provided by PwC to Ford Credit are pre-approved in accordance with Ford’s policies and procedures. The policies and procedures are detailed as to the particular services and Ford Credit’s Audit Committee is informed of the services provided to us by PwC, including the audit fee requests for these services that have been submitted to and approved by Ford’s Audit Committee. The pre-approval policies and procedures do not include delegation of the Ford or Ford Credit Audit Committees’ responsibilities under the Exchange Act to management.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statements for the Years Ended December 31, 2019, 2020, and 2021

•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2020, and 2021

•Consolidated Balance Sheets at December 31, 2020 and 2021

•Consolidated Statements of Shareholder’s Interest for the Years Ended December 31, 2019, 2020, and 2021

•Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2020, and 2021

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

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.
Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.
Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.
Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.
Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.
Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.
Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-B	Form of Indenture dated as of March 16, 2015 between Ford Motor Credit Company LLC and The Bank of New York Mellon relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company LLC Registration Statement No. 333-202789 and incorporated by reference herein.
Exhibit 4-C	Description of Securities.	Filed with this Report.
Exhibit 10-A	Second Amended and Restated Relationship Agreement dated as of March 19, 2020 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Current Report on Form 8-K dated March 19, 2020 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-B	Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-C	Second Amended and Restated Tax Sharing Agreement Between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference. File No. 1-6368.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Designation	Description	Method of Filing

Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Executive Vice President, Chief Financial Officer, Treasurer, and Strategy

Date:	February 3, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

MARION B. HARRIS*	Director, President and Chief Executive Officer (principal executive officer)	February 3, 2022
Marion B. Harris

DAVID W. MCCLELLAND*	Director, Chairman of the Board	February 3, 2022
David W. McClelland

N. JOY FALOTICO*	Director and Audit Committee Member	February 3, 2022
N. Joy Falotico

DAVID A. WEBB*	Director and Chairman of the Audit Committee	February 3, 2022
David A. Webb

NARPAL S. AHLUWALIA*	Director, Executive Vice President, Chief Risk Officer and China	February 3, 2022
Narpal S. Ahluwalia

BRIAN E. SCHAAF*	Director, Executive Vice President, Chief Financial Officer, Treasurer, and Strategy (principal financial officer and principal accounting officer)	February 3, 2022
Brian E. Schaaf

* By /s/ LANI M. DUFFY	Attorney-in-Fact	February 3, 2022
Lani M. Duffy

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ford Motor Credit Company LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of shareholder's interest and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes in 2021 and for credit losses in 2020.
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
Consumer Finance Receivables Allowance for Credit Losses
As described in Note 4 to the consolidated financial statements, the Company had consumer finance receivables of $73,545 million, for which a consumer allowance for credit losses of $903 million was recorded as of December 31, 2021. The consumer allowance for credit losses represents management’s estimate of the lifetime expected credit losses inherent in the consumer finance receivables as of the balance sheet date. For consumer receivables that share similar risk characteristics, management estimates the lifetime expected credit losses based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.
The principal considerations for our determination that performing procedures relating to the consumer finance receivables allowance for credit losses is a critical audit matter are (i) the significant judgment by management in determining the consumer finance receivables allowance for credit losses; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the probability of default and loss given default assumptions and management’s judgment regarding qualitative factors; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s determination of the consumer finance receivables allowance for credit losses. These procedures also included, among others (i) testing management’s process for determining the consumer finance receivables allowance for credit losses; (ii) evaluating the appropriateness of the models used to determine the allowance; (iii) evaluating the reasonableness of the probability of default and loss given default assumptions; (iv) testing the data used in the models; and (v) evaluating the reasonableness of management’s judgment regarding qualitative factors related to economic uncertainty, observable changes in portfolio performance, and other relevant factors. Professionals with specialized skill and knowledge were used to assist in performing the procedures described in (i) through (v).

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 3, 2022
We have served as the Company’s auditor since 1959.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the Years Ended December 31,
	2019	2020	2021
Financing revenue
Operating leases	$5,899	$5,653	$5,291
Retail financing	3,958	3,927	3,888
Dealer financing	2,265	1,474	774
Other financing	96	88	46
Total financing revenue	12,218	11,142	9,999
Depreciation on vehicles subject to operating leases	(3,635)	(3,235)	(1,626)
Interest expense	(4,389)	(3,402)	(2,790)
Net financing margin	4,194	4,505	5,583
Other revenue
Insurance premiums earned (Note 11)	182	143	75
Fee based revenue and other	223	177	176
Total financing margin and other revenue	4,599	4,825	5,834
Expenses
Operating expenses	1,416	1,330	1,325
Provision for/(Benefit from) credit losses (Note 4)	296	828	(310)
Insurance expenses (Note 11)	103	82	10
Total expenses	1,815	2,240	1,025

Other income/(loss), net (Note 13)	214	23	(78)

Income before income taxes	2,998	2,608	4,731
Provision for/(Benefit from) income taxes (Note 10)	378	270	210
Net income	$2,620	$2,338	$4,521

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2019	2020	2021

Net income	$2,620	$2,338	$4,521
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	44	339	(198)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	33	(14)
Comprehensive income	$2,664	$2,710	$4,309

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2020	December 31, 2021
ASSETS
Cash and cash equivalents (Note 3)	$14,349	$10,963
Marketable securities (Note 3)	4,860	2,173
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	97,043	85,347
Finance leases	8,027	7,003
Total finance receivables, net of allowance for credit losses of $1,305 and $925 (Note 4)	105,070	92,350
Net investment in operating leases (Note 5)	26,655	25,167
Notes and accounts receivable from affiliated companies	853	703
Derivative financial instruments (Note 7)	2,601	1,065
Assets held-for-sale (Note 12)	36	—
Other assets (Note 8)	3,705	2,524
Total assets	$158,129	$134,945

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,087	$1,051
Affiliated companies	490	425
Total accounts payable	1,577	1,476
Debt (Note 9)	137,677	117,717
Deferred income taxes	504	676
Derivative financial instruments (Note 7)	524	512
Other liabilities and deferred revenue (Note 8)	2,280	2,166
Total liabilities	142,562	122,547

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,227
Accumulated other comprehensive income/(loss)	(478)	(690)
Retained earnings	10,818	7,839
Shareholder’s interest attributable to Ford Motor Credit Company	15,567	12,376
Shareholder's interest attributable to noncontrolling interests	—	22
Total shareholder’s interest	15,567	12,398
Total liabilities and shareholder’s interest	$158,129	$134,945

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2020	December 31, 2021
ASSETS
Cash and cash equivalents	$2,822	$3,407
Finance receivables, net	51,472	43,001
Net investment in operating leases	12,794	7,540
Derivative financial instruments	—	39

LIABILITIES
Debt	$46,770	$38,274
Derivative financial instruments	56	6

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest	Shareholder’s Interest Attributable to Non-controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2018	$5,227	$(894)	$12,292	$16,625	$—	$16,625
Net income	—	—	2,620	2,620	—	2,620
Other comprehensive income/(loss), net of tax	—	44	—	44	—	44
Distributions declared	—	—	(2,900)	(2,900)	—	(2,900)
Balance at December 31, 2019	$5,227	$(850)	$12,012	$16,389	$—	$16,389

Balance at December 31, 2019	$5,227	$(850)	$12,012	$16,389	$—	$16,389
Net income	—	—	2,338	2,338	—	2,338
Other comprehensive income/(loss), net of tax	—	372	—	372	—	372
Adoption of accounting standards (Note 2)	—	—	(242)	(242)	—	(242)
Distributions declared	—	—	(3,290)	(3,290)	—	(3,290)
Balance at December 31, 2020	$5,227	$(478)	$10,818	$15,567	$—	$15,567

Balance at December 31, 2020	$5,227	$(478)	$10,818	$15,567	$—	$15,567
Net income	—	—	4,521	4,521	—	4,521
Other comprehensive income/(loss), net of tax	—	(212)	—	(212)	—	(212)
Distributions declared	—	—	(7,500)	(7,500)	—	(7,500)
Other (Note 12)	—	—	—	—	22	22
Balance at December 31, 2021	$5,227	$(690)	$7,839	$12,376	$22	$12,398

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2019	2020	2021
Cash flows from operating activities
Net income	$2,620	$2,338	$4,521
Provision for/(Benefit From) credit losses	296	828	(310)
Depreciation and amortization	4,427	3,984	2,349
Amortization of upfront interest supplements	(2,147)	(2,222)	(2,249)
Net change in finance and wholesale receivables held-for-sale	(300)	(74)	—
Net change in deferred income taxes	89	61	147
Net change in other assets	32	(64)	522
Net change in other liabilities	(207)	(321)	(185)
All other operating activities	103	94	168
Net cash provided by/(used in) operating activities	4,913	4,624	4,963

Cash flows from investing activities
Purchases of finance receivables	(38,881)	(41,218)	(35,283)
Principal collections of finance receivables	42,011	40,102	41,382
Purchases of operating lease vehicles	(12,990)	(11,331)	(11,216)
Proceeds from termination of operating lease vehicles	9,332	9,508	11,469
Net change in wholesale receivables and other short-duration receivables	1,752	12,752	7,693
Proceeds from sale of business (Note 12)	—	1,340	—
Purchases of marketable securities	(5,883)	(10,976)	(8,014)
Proceeds from sales and maturities of marketable securities	3,931	9,436	10,676
Settlements of derivatives	(221)	(152)	(17)
All other investing activities	(56)	71	(190)
Net cash provided by/(used in) investing activities	(1,005)	9,532	16,500

Cash flows from financing activities
Proceeds from issuances of long-term debt	44,522	41,743	23,101
Principal payments on long-term debt	(44,665)	(44,558)	(44,260)
Change in short-term debt, net	(1,278)	(2,495)	3,460
Cash distributions to parent	(2,900)	(3,290)	(7,500)
All other financing activities	(116)	(107)	(41)
Net cash provided by/(used in) financing activities	(4,437)	(8,707)	(25,240)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	50	279	(128)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(479)	$5,728	$(3,905)

Cash, cash equivalents and restricted cash at beginning of period (Note 3)	$9,747	$9,268	$14,996
Net increase/(decrease) in cash, cash equivalents and restricted cash	(479)	5,728	(3,905)
Cash, cash equivalents and restricted cash at end of period (Note 3)	$9,268	$14,996	$11,091

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

Nature of Operations

We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our portfolio consists of finance receivables and net investment in operating leases. We also service the finance receivables and net investment in operating leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs. See Notes 4, 5, and 11 for additional information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. See Note 15 for key operating data on our business segments and for geographic information on our regions.

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

Foreign Currency

When an entity has monetary assets and liabilities denominated in a currency that is different from its functional currency, we remeasure those assets and liabilities from the transactional currency to the legal entity’s functional currency. The effect of this remeasurement process and the results of our related foreign currency hedging activities are reported in Other income/(loss), net.
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)
The effect of the retrospective adoption of this amendment on our consolidated income statement, balance sheet, and statement of cash flows was as follows (in millions):

	For the Period Ended December 31,
	2019			2020
	Previously Reported	Adjustments due to ASU 2019-12	As Revised	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Income Statement
Provision for/(Benefit from) income taxes	$770	$(392)	$378	$684	$(414)	$270
Net income	2,228	392	2,620	1,924	414	2,338

				As of December 31, 2020
				Previously Reported	Adjustments due to ASU 2019-12	As Revised
Balance Sheet
Other assets				$4,593	$(888)	$3,705
Deferred income taxes (a)				2,907	(2,403)	504
Other liabilities and deferred income				2,306	(26)	2,280
Accumulated other comprehensive income/(loss)				(413)	(65)	(478)
Retained earnings				9,212	1,606	10,818

	For the Period Ended December 31, 2019			For the Period Ended December 31, 2020
	Previously Reported	Adjustments due to ASU 2019-12	As Revised	Previously Reported	Adjustments due to ASU 2019-12	As Revised
Statement of Cash Flows
Cash flows from operating activities
Net income	$2,228	$392	$2,620	$1,924	$414	$2,338
Net change in deferred income taxes	37	52	89	379	(318)	61
Net change in other assets	132	(100)	32	(930)	866	(64)
Net change in other liabilities	137	(344)	(207)	(228)	(93)	(321)
All other operating activities	103	—	103	88	6	94
Cash flows from financing activities
Cash distributions to parent	(2,900)	—	(2,900)	(2,415)	(875)	(3,290)
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

We also adopted the following ASU’s during 2021, which did not have a material impact to our consolidated financial statements or financial statement disclosures:

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

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheets at December 31 (in millions):

	Fair Value Level	2020	2021
Cash and cash equivalents
United States government	1	$3,255	$711
United States government agencies	2	640	240
Non-United States government and agencies	2	717	152
Corporate debt	2	970	940
Total marketable securities classified as cash equivalents		5,582	2,043
Cash, time deposits and money market funds		8,767	8,920
Total cash and cash equivalents		$14,349	$10,963

Marketable securities
United States government	1	$1,082	$864
United States government agencies	2	485	75
Non-United States government and agencies	2	2,693	697
Corporate debt	2	308	304
Other marketable securities	2	292	233
Total marketable securities		$4,860	$2,173

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2020	December 31, 2021
Cash and cash equivalents	$14,349	$10,963
Restricted cash (a)	647	128
Total cash, cash equivalents, and restricted cash	$14,996	$11,091
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

Held-for-Sale. Finance receivables classified as HFS are carried at the lower of cost or fair value. Cash flows resulting from the origination or purchase and sale of HFS receivables are recorded as an operating activity. Once a decision has been made to sell receivables that were originally classified as HFI, the receivables are reclassified as HFS and carried at the lower of cost or fair value. The valuation adjustment, if applicable, is recorded in Other income/(loss), net to recognize the receivables at the lower of cost or fair value.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Finance Receivables, Net

Total finance receivables, net at December 31 were as follows (in millions):

	2020	2021
Consumer
Retail installment contracts, gross	$73,726	$69,247
Finance leases, gross	8,431	7,318
Retail financing, gross	82,157	76,565
Unearned interest supplements from Ford and affiliated companies	(3,987)	(3,020)
Consumer finance receivables	78,170	73,545

Non-Consumer
Dealer financing (a)	26,517	18,197
Other financing (b)	1,688	1,533
Non-Consumer finance receivables	28,205	19,730
Total recorded investment (c)	$106,375	$93,275

Recorded investment in finance receivables	$106,375	$93,275
Allowance for credit losses	(1,305)	(925)
Total finance receivables, net	$105,070	$92,350

Net finance receivables subject to fair value (d)	$97,043	$85,347
Fair value	98,630	86,199
__________
(a)Includes $5.1 billion and $6.4 billion at December 31, 2020 and 2021, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in transit to the destination dealers. Interest earned from Ford and affiliated companies associated with receivables from gate-released vehicles in transit to dealers for the years ended December 31, 2019, 2020, and 2021 was $229 million, $137 million, and $97 million, respectively. Balances at December 31, 2020 and 2021, also include $515 million and $503 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2019, 2020, and 2021, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide dealer financing was $10 million, $13 million, and $4 million, respectively.
(b)Primarily represents other financing receivables with Ford, which includes amounts associated with purchased receivables and receivables associated with the financing of vehicles that Ford leases to employees. Interest earned from Ford and affiliated companies associated with these other financing receivables totaled $96 million, $88 million, and $46 million for the years ended December 31, 2019, 2020, and 2021, respectively.
(c)Earned interest supplements on consumer and non-consumer receivables from Ford and affiliated companies totaled $2.5 billion, $2.4 billion, and $2.4 billion for the years ended December 31, 2019, 2020, and 2021, respectively. Cash received from interest supplements totaled $2.6 billion, $2.8 billion, and $1.5 billion for the years ended December 31, 2019, 2020, and 2021, respectively.
(d)Net finance receivables subject to fair value exclude finance leases.

At December 31, 2020 and 2021, accrued interest was $181 million and $125 million, respectively, which we report in Other assets on the consolidated balance sheets.

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

The amounts contractually due on finance leases at December 31, 2021 were as follows (in millions):

	Finance Lease Receivables
	2022	2023	2024	2025	2026	Total
Contractual maturity	$2,190	$1,376	$897	$322	$52	$4,837
Less: Present value discount						206
Total finance lease receivables						$4,631

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net at December 31 is as follows (in millions):

	2020	2021
Finance lease receivables	$5,436	$4,631
Unguaranteed residual assets	2,893	2,605
Initial direct costs	102	82
Finance leases, gross	8,431	7,318
Unearned interest supplements from Ford and affiliated companies	(337)	(274)
Allowance for credit losses	(67)	(41)
Finance leases, net	$8,027	$7,003

Financing revenue from finance leases was $380 million, $357 million, and $345 million for the years ended December 31, 2019, 2020, and 2021, respectively, and is included in Retail financing on the consolidated income statements.

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

The credit quality analysis of consumer receivables at December 31, 2020 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2016	2016	2017	2018	2019	2020	Total	Percent
Consumer
31-60 days past due	$45	$62	$103	$162	$166	$143	$681	0.9%
61-120 days past due	7	12	24	44	45	31	163	0.2
Greater than 120 days past due	11	6	7	8	7	2	41	—
Total past due	63	80	134	214	218	176	885	1.1
Current	782	2,519	6,656	13,725	20,856	32,747	77,285	98.9
Total	$845	$2,599	$6,790	$13,939	$21,074	$32,923	$78,170	100.0%

The credit quality analysis of consumer receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31-60 days past due	$39	$52	$98	$120	$186	$91	$586	0.8%
61-120 days past due	7	10	20	29	40	21	127	0.2
Greater than 120 days past due	10	6	6	9	11	1	43	—
Total past due	56	68	124	158	237	113	756	1.0
Current	812	2,608	6,568	12,717	22,730	27,354	72,789	99.0
Total	$868	$2,676	$6,692	$12,875	$22,967	$27,467	$73,545	100.0%

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

The credit quality analysis of dealer financing receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total	Wholesale Loans	Total	Percent
Group I	$391	$68	$151	$45	$109	$345	$1,109	$13,670	$14,779	81.2%
Group II	11	7	26	2	4	54	104	2,689	2,793	15.3
Group III	8	—	1	—	1	20	30	529	559	3.1
Group IV	—	—	4	—	—	6	10	56	66	0.4
Total (a)	$410	$75	$182	$47	$114	$425	$1,253	$16,944	$18,197	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2021 were $62 million.

Non-Accrual of Revenue. The accrual of financing revenue is discontinued at the time a receivable is determined to be uncollectible or when it is 90 days past due. Accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and fees and then to the unpaid principal balance.

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

Adjustments to the allowance for credit losses are made by recording charges to the Provision for/(Benefit from) credit losses on our consolidated income statements. The uncollectible portion of a finance receivable is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer or borrower, the value of the collateral, recourse to guarantors, and other factors.

Charge-offs on finance receivables include uncollected amounts related to principal, interest, late fees, and other allowable charges. Recoveries on finance receivables previously charged off as uncollectible are credited to the allowance for credit losses. In the event we repossess the collateral, the receivable is charged off and the collateral is recorded at its estimated fair value less costs to sell and reported in Other assets on the consolidated balance sheets.

Consumer Portfolio

For consumer receivables that share similar risk characteristics such as product type, initial credit risk, term, vintage, geography, and other relevant factors, we estimate the lifetime expected credit loss allowance based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. Probability of default models are developed from internal risk scoring models taking into account the expected probability of payment and time to default, adjusted for macroeconomic outlook and recent performance. The models consider factors such as risk evaluation at the time of origination, historical trends in credit losses (which include the impact of TDRs), and the composition and recent performance of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles). The loss given default is the percentage of the expected balance due at default that is not recoverable, taking into account the expected collateral value and trends in recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies). Monthly exposures are equal to the receivables’ expected outstanding principal and interest balance.

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

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 was as follows (in millions):

	2020			2021
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$496	$17	$513	$1,245	$60	$1,305
Adoption of ASU 2016-13 (a)	247	5	252	—	—	—
Charge-offs	(441)	(29)	(470)	(272)	(3)	(275)
Recoveries	161	8	169	202	8	210
Provision for/(Benefit from) credit losses	771	57	828	(270)	(40)	(310)
Other (b)	11	2	13	(2)	(3)	(5)
Ending balance	$1,245	$60	$1,305	$903	$22	$925

_________
(a)Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020. See Note 2 for additional information.
(b)Primarily represents amounts related to translation adjustments.

The allowance for credit loss at December 31, 2021 considers the remaining economic uncertainty attributable to COVID-19, including the negative impact to consumer liquidity once economic support programs end, and the pandemic’s effect on the labor market and unemployment.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

For the year ended December 31, 2021, the allowance for credit losses decreased $380 million, primarily reflecting improvement in the economic outlook that caused us to lower our expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. Although net charge-offs for the year ended December 31, 2021 remained low, due in part to government support programs, changes in consumer spending behavior, and high vehicle auction values, the impact of COVID-19 on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. Unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2020 and 2021 was $2.5 billion and $1.6 billion, respectively. Earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating leases for the years ended December 31, 2019, 2020, and 2021 was $2.6 billion, $2.3 billion, and $1.9 billion, respectively. Interest supplements and residual support cash received totaled $2.5 billion, $1.7 billion, and $1.1 billion for the years ended December 31, 2019, 2020, and 2021, respectively.

Depreciation expense on vehicles subject to operating leases is recognized on a straight-line basis in an amount necessary to reduce the leased vehicle value to its estimated residual value at the end of the scheduled lease term. Our policy is to promptly sell returned off-lease vehicles. We evaluate our depreciation for leased vehicles on a regular basis taking into consideration various assumptions, such as expected residual values at lease termination (including residual value support payments from Ford), the estimated number of vehicles that will be returned to us, and historical experience on early terminations due to customer defaults. Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. Upon disposition of the vehicle, the difference between net book value and actual proceeds, along with fees assessed to a customer at lease termination such as excess wear and use and excess mileage that are considered variable lease payments, are recorded as adjustments to Depreciation on vehicles subject to operating leases.

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

Net investment in operating leases at December 31 was as follows (in millions):

	2020	2021
Vehicles, at cost (a)	$32,495	$29,982
Accumulated depreciation	(5,840)	(4,815)
Net investment in operating leases	$26,655	$25,167
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

The amounts contractually due on our operating leases at December 31, 2021 were as follows (in millions):

	2022	2023	2024	2025	2026	Total
Operating lease payments	$3,848	$2,278	$855	$138	$7	$7,126

Operating leases are generally pre-payable without penalty which may result in actual amounts paid to differ from amounts contractually due.

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables, or pledge them as collateral in certain transactions outside of the United States, in other types of structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions in capital markets primarily in the United States, Canada, the United Kingdom, Germany, and China.

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

We have the power to direct significant activities of our special purpose entities when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions. We generally retain a portion of the economic interests in the asset-backed securitization transactions, which could be retained in the form of a portion of the senior interests, the subordinated interests, cash reserve accounts, residual interests, and servicing rights. The transfers of assets in our securitization transactions do not qualify for accounting sale treatment.

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

From time to time in Europe, we may retain all of the economic interests in some of our public asset-backed securitization transactions. The most senior retained notes are held as, or with the intent to become, eligible collateral to access central bank liquidity facilities in Europe. In addition, we regularly pledge receivables that are not securitized as eligible collateral for these facilities. In accordance with applicable regulatory guidance, the underlying assets in these transactions are considered unencumbered if they are not being used as security for a central bank funding. At December 31, 2020 and 2021, the value of unencumbered assets related to these transactions was $1.1 billion and $0.9 billion, respectively.

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balance of cash related to these contributions was $25 million and $1,150 million at December 31, 2020 and 2021, respectively and ranged from zero to $524 million during 2020 and from $25 million to $3,700 million during 2021. Cash contributions were higher than a year ago primarily related to lower wholesale receivables as a result of lower dealer inventories due to the semiconductor shortage.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	2021
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$31.6	$0.3	$31.3	$24.5
Wholesale financing	1.3	11.7	—	11.7	8.7
Finance receivables	3.0	43.3	0.3	43.0	33.2
Net investment in operating leases	0.4	7.5	—	7.5	5.1
Total VIE	$3.4	$50.8	$0.3	$50.5	$38.3

Non-VIE
Retail financing	$0.4	$7.4	$0.1	$7.3	$6.9
Wholesale financing	—	0.3	—	0.3	0.2
Finance receivables	0.4	7.7	0.1	7.6	7.1
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$7.7	$0.1	$7.6	$7.1

Total securitization transactions
Retail financing	$2.1	$39.0	$0.4	$38.6	$31.4
Wholesale financing (d)	1.3	12.0	—	12.0	8.9
Finance receivables	3.4	51.0	0.4	50.6	40.3
Net investment in operating leases	0.4	7.5	—	7.5	5.1
Total securitization transactions	$3.8	$58.5	$0.4	$58.1	$45.4
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance costs.
(d)The global adjusted pool balance of the wholesale finance receivables owned by the securitization trusts was $12.0 billion and the required pool balance was $11.4 billion. As of December 31, 2021, the adjusted pool balance was $0.6 billion higher than the required pool balance. The global adjusted pool balance includes funds on deposit in the trust accounts.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2019	2020	2021
VIE	$1,373	$1,050	$829
Non-VIE	201	152	114
Total securitization transactions	$1,574	$1,202	$943

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

	2020		2021
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$—	$56	$39	$6
Derivatives related to the VIEs	5	—	—	13
Other securitization related derivatives	—	79	16	19
Total exposures related to securitization	$5	$135	$55	$38
Derivative expense/(income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2019	2020	2021
Derivatives of the VIEs	$41	$130	$(34)
Derivatives related to the VIEs	(5)	(9)	15
Other securitization related derivatives	39	113	(22)
Total derivative expense/(income) related to securitization	$75	$234	$(41)

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate and cross-currency interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate and foreign exchange. We report the change in fair value of the hedged debt related to the change in benchmark interest rate in Debt and Interest expense. We report the change in fair value of the hedged debt and hedging instrument related to foreign currency in Other income/(loss), net. Net interest settlements and accruals, and fair value changes on hedging instruments due to the benchmark interest rate change are reported in Interest expense. The cash flows associated with fair value hedges are reported in Net cash provided by/(used in) operating activities on our statements of cash flows.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is recognized in Interest expense over its remaining life.

Derivatives Not Designated as Hedging Instruments. We report net interest settlements and accruals and changes in the fair value of interest rate swaps not designated as hedging instruments in Other income/(loss), net. Foreign currency revaluation on accrued interest along with gains and losses on foreign exchange contracts and cross-currency interest rate swaps are reported in Other income/(loss), net. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities on our statements of cash flows.

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2019	2020	2021
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(16)	$290	$393
Fair value changes on hedging instruments	706	986	(1,001)
Fair value changes on hedged debt	(694)	(985)	957
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	—	(2)	(8)
Fair value changes on hedging instruments	—	38	(93)
Fair value changes on hedged debt	—	(37)	82
Derivatives not designated as hedging instruments
Interest rate contracts	(13)	(100)	(3)
Foreign currency exchange contracts (a)	52	(82)	145
Cross-currency interest rate swap contracts	(229)	486	(507)
Total	$(194)	$594	$(35)
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

The fair value of our derivative instruments and the associated notional amounts at December 31 were as follows (in millions):

	2020			2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$26,924	$1,331	$4	$23,893	$544	$274
Cross-currency interest rate swaps	885	46	—	885	—	49
Derivatives not designated as hedging instruments
Interest rate contracts	70,318	663	439	50,060	338	126
Foreign currency exchange contracts	4,378	4	80	4,407	66	2
Cross-currency interest rate swap contracts	6,849	557	1	6,533	117	61
Total derivative financial instruments, gross (a) (b)	$109,354	$2,601	$524	$85,778	$1,065	$512
__________
(a)At December 31, 2020 and 2021, we held collateral of $9 million and $26 million, and we posted collateral of $96 million and $71 million, respectively.
(b)At December 31, 2020 and 2021, the fair value of assets and liabilities available for counterparty netting was $204 million and $415 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED REVENUE

Other assets and Other liabilities and deferred revenue consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets at December 31 were as follows (in millions):

	2020	2021
Prepaid reinsurance premiums and other reinsurance recoverables	$708	$743
Accrued interest and other non-finance receivables (a)	837	584
Collateral held for resale, at net realizable value	675	258
Property and equipment, net of accumulated depreciation (b)	219	224
Deferred charges – income taxes (a)	166	190
Investment in non-consolidated affiliates (c)	132	133
Restricted cash	647	128
Operating lease assets	98	76
Other	223	188
Total other assets (a)	$3,705	$2,524
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 for additional information.
(b)Accumulated depreciation was $365 million and $397 million at December 31, 2020 and 2021, respectively.
(c)December 31, 2020 includes the adoption of ASU 2016-13, reducing investment in non-consolidated affiliates by $8 million. See Note 2 for additional information.

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2020	2021
Unearned insurance premiums and fees	$822	$857
Interest payable	857	667
Income tax and related interest (a) (b)	121	229
Operating lease liabilities	100	78
Deferred revenue	87	62
Other	293	273
Total other liabilities and deferred revenue (a)	$2,280	$2,166
__________
(a)Prior period amounts have been updated as a result of our adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes. See Note 2 for additional information.
(b)Includes tax and interest payable to affiliated companies of $16 million and $101 million at December 31, 2020 and 2021, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS

We obtain short-term funding from the issuance of demand notes to retail investors through our Ford Interest Advantage and retail deposit programs. We have certain securitization programs that issue short-term asset-backed debt securities that are sold to institutional investors. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding. We obtain long-term debt funding through the issuance of a variety of unsecured and asset-backed debt securities in the United States and international capital markets.

Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

Debt is reported on our consolidated balance sheets at par value adjusted for unamortized discount or premium, unamortized issuance costs, and adjustments related to designated fair value hedging (see Note 7 for additional information). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Discounts, premiums, and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt or to the put date and are recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Other income/(loss), net.

Debt outstanding and interest rates at December 31 were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	2020	2021	2020	2021	2020	2021
Short-term debt
Unsecured debt
Floating rate demand notes	$6,458	$9,400
Other short-term debt	3,940	4,701
Asset-backed debt	1,031	709
Total short-term debt	11,429	14,810	1.5%	1.2%	1.6%	1.3%
Long-term debt
Unsecured debt
Notes payable within one year	17,185	13,660
Notes payable after one year	54,197	44,337
Asset-backed debt
Notes payable within one year	21,345	18,049
Notes payable after one year	32,276	26,654
Unamortized (discount)/premium	30	29
Unamortized issuance costs	(252)	(212)
Fair value adjustments (a)	1,467	390
Total long-term debt	126,248	102,907	2.7%	2.6%	2.7%	2.6%
Total debt	$137,677	$117,717	2.6%	2.4%	2.6%	2.4%

Fair value of debt	$139,796	$120,204
Interest rate characteristics of debt payable after one year
Fixed interest rate	71,515	60,411
Variable interest rate (generally based on LIBOR or other short-term rates)	14,958	10,580
Total payable after one year	$86,473	$70,991
__________
(a)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $299 million and $257 million at December 31, 2020 and 2021, respectively. The carrying value of hedged debt was $45.5 billion and $37.5 billion at December 31, 2020 and 2021, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

The average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees.

We measure debt at fair value for purposes of disclosure using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy. The fair value of debt includes $10.4 billion and $14.1 billion of short-term debt at December 31, 2020 and 2021, respectively, carried at cost, which approximates fair value. We paid interest of $4.1 billion, $3.4 billion, and $2.8 billion in 2019, 2020, and 2021, respectively, on debt.

Maturities

Debt maturities at December 31, 2021 were as follows (in millions):

	2022 (a)	2023	2024	2025	2026	Thereafter (b)	Total
Unsecured debt	$27,761	$11,319	$10,730	$8,870	$5,150	$8,268	$72,098
Asset-backed debt	18,758	11,791	5,207	6,736	2,220	700	45,412
Total	46,519	23,110	15,937	15,606	7,370	8,968	117,510
Unamortized (discount)/premium							29
Unamortized issuance costs							(212)
Fair value adjustments							390
Total debt							$117,717
__________
(a)Includes $14,810 million for short-term and $31,709 million for long-term debt.
(b)Matures between 2027 and 2031.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $37.1 billion ($20.6 billion of retail financing, $3.9 billion of wholesale financing, and $12.6 billion of operating leases) at December 31, 2021. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $11.6 billion having maturities within the next twelve months and the remaining balance having maturities through first quarter 2024. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2021, $12.5 billion of these commitments were in use and we had $3.4 billion of asset-backed capacity that was in excess of eligible receivables primarily due to the decline in wholesale asset balances. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of December 31, 2021, Ford Bank had liquidity of €208 million (equivalent to $235 million), and FCE Bank plc (“FCE”) had liquidity of £174 million (equivalent to $234 million) in the form of eligible collateral available for use in the monetary policy programs of the central banks.

Unsecured Credit Facilities

At December 31, 2021, we and our majority-owned subsidiaries had $2.7 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At December 31, 2021, $1.7 billion was available for use.

FCE’s £690 million (equivalent to $930 million at December 31, 2021) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s €240 million (equivalent to $272 million at December 31, 2021) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2024. At December 31, 2021, £190 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

Ford Motor Credit Company LLC and certain of its subsidiaries are disregarded entities for United States income tax purposes. Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries. In accordance with the adoption of ASU 2019-12, United States income tax liabilities are only recognized for Ford Credit taxable entities. Certain United States minimum taxes, such as global intangible low-taxed income tax, are generally allocated to us on a separate return basis calculated as if we were a taxable entity. The net minimum tax liability allocated to us will not exceed the net liability as determined on a consolidated basis. All prior periods presented have been adjusted to reflect the adoption of ASU 2019-12.

We account for United States tax on global intangible low-taxed income in the period incurred.

Components of Income Taxes

	2019	2020	2021
Income before income taxes (in millions)
United States	$2,160	$2,085	$3,736
Non-United States	838	523	995
Total	$2,998	$2,608	$4,731

Provision for/(Benefit from) income taxes for the years ended December 31 was estimated as follows (in millions):

	2019	2020	2021
Current
Federal	$107	$94	$47
Non-United States	165	98	21
State and local	17	17	(5)
Total current	289	209	63
Deferred
Federal	—	—	(16)
Non-United States	89	61	163
State and local	—	—	—
Total deferred	89	61	147
Provision for/(Benefit from) income taxes	$378	$270	$210

Reconciliation of effective tax rate

	2019	2020	2021
United States statutory tax rate	21.0%	21.0%	21.0%
Effect of (in percentage points):
United States Disregarded Entities (ASU 2019-12)	(11.4)	(13.5)	(15.2)
Non-United States tax rates under United States rate	1.3	1.1	1.1
State and local income taxes	0.6	0.6	(0.1)
Prior year settlements and claims	0.9	—	(1.7)
Other	0.2	1.2	(0.7)
Effective tax rate	12.6%	10.4%	4.4%

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

At December 31, 2021, $4.7 billion of non-United States earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

Valuation of Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

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

Components of Deferred Tax Assets and Liabilities

Components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2020	2021
Deferred tax assets
Net operating loss carryforwards	$282	$293
Provision for/(Benefit from) credit losses	65	58
Other foreign	218	199
Employee benefit plans	22	20
Other	1	42
Total gross deferred tax assets	588	612
Less: Valuation allowance	(65)	(65)
Total net deferred tax assets	523	547
Deferred tax liabilities
Leasing transactions	451	597
Other foreign	405	428
Other	5	8
Total deferred tax liabilities	861	1,033
Net deferred tax liability	$338	$486

At December 31, 2021, we have a valuation allowance of $65 million for deferred tax assets primarily related to our South American operations.

Net operating loss carryforwards for tax purposes were $761 million at December 31, 2021, resulting in a deferred tax asset of $293 million. A substantial portion of these losses will begin to expire beyond 2028. Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 was as follows (in millions):

	2020	2021
Beginning balance	$70	$70
Increase - tax positions in prior periods	17	17
Increase - tax positions in current period	2	1
Decrease - tax positions in prior periods	(20)	(17)
Settlements	—	—
Lapse of statute of limitations	—	(7)
Foreign currency translation adjustments	1	(5)
Ending balance	$70	$59

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $70 million and $59 million as of December 31, 2020 and 2021, respectively.

Examinations by tax authorities have been completed through 2012 in Germany, 2016 in Canada and the United States, and 2019 in the United Kingdom. We have settled our United States federal income tax matters related to tax years prior to 2014 in accordance with our intercompany tax sharing agreement with Ford.

We recognize income tax-related penalties in Provision for/(Benefit from) income taxes on our consolidated income statements.  We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford in Other income/(loss), net on our consolidated income statements. For the years ended December 31, 2019, 2020, and 2021, we recorded net tax related interest expense of $1 million, $1 million, and net tax related interest income of $1 million, respectively, in our consolidated income statements. At December 31, 2020 and 2021, we recorded a net receivable of $3 million and $6 million, respectively, for tax related interest in Other Assets.

Cash paid for income taxes was $524 million, $583 million, and $133 million in 2019, 2020, and 2021, respectively.

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

Insurance Assets

Cash, cash equivalents, and marketable securities related to insurance activities at December 31 were as follows (in millions):

	2020	2021
Cash and cash equivalents	$22	$28
Marketable securities	703	696
Total cash, cash equivalents, and marketable securities	$725	$724

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $12 million at both December 31, 2020 and 2021 and were included in Marketable securities.
Amounts paid to reinsurers relating to the unexpired portion of the underlying automotive service contracts, and amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses are reported in Other assets. Prepaid reinsurance premiums and other reinsurance recoverables were $708 million and $743 million at December 31, 2020 and 2021, respectively. This includes amounts ceded to Ford affiliates of $97 million and $103 million at December 31, 2020 and 2021, respectively.

Insurance Liabilities

Other liabilities and deferred income includes unearned insurance premiums and fees of $822 million and $857 million at December 31, 2020 and 2021, respectively. This includes amounts from Ford and its affiliates of $711 million and $742 million at December 31, 2020 and 2021, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. INSURANCE (Continued)

The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $12 million and $15 million at December 31, 2020 and 2021, respectively, and was included in Other liabilities and deferred income.

Insurance Premiums

Insurance premiums written and earned for the years ended December 31 were as follows (in millions):

	2019		2020		2021
	Written	Earned	Written	Earned	Written	Earned
Direct	$406	$377	$366	$350	$324	$293
Assumed	—	—	—	—	—	—
Ceded	(223)	(195)	(229)	(207)	(252)	(218)
Net premiums	$183	$182	$137	$143	$72	$75

The direct premiums earned with Ford and its affiliates were $207 million, $213 million, and $223 million for the years ended December 31, 2019, 2020, and 2021, respectively.

Insurance Expenses

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses for the years ended December 31 were as follows (in millions):

	2019	2020	2021
Insurance losses	$128	$110	$45
Loss adjustment expenses	7	5	2
Reinsurance income and other expenses, net	(32)	(33)	(37)
Insurance expenses	$103	$82	$10

Insurance expenses with Ford and its affiliates were $84 million, $88 million, and $92 million for the years ended December 31, 2019, 2020, and 2021, respectively.

Insurance expenses were reduced by ceded insurance expenses of $127 million, $130 million, and $150 million for the years ended December 31, 2019, 2020, and 2021, respectively.

NOTE 12. EMPLOYEE SEPARATION AND RESTRUCTURING ACTIONS

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

We executed separation and restructuring actions associated with our plans to transform our business. The impact of these actions was a loss of $55 million and $18 million, primarily separation costs, for the years ended December 31, 2020 and 2021, respectively. The 2021 loss is largely due to our actions in South America as detailed below.

Related to these restructuring actions, we determined that it was not probable that we would hold certain assets for more than the following twelve months, and these assets were reported as held-for-sale. The total value of our Assets held-for-sale presented at fair value at December 31, 2020 was $36 million. There were no Assets held-for-sale at December 31, 2021.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE SEPARATION AND RESTRUCTURING ACTIONS (Continued)

Forso. In the first quarter of 2020, we completed the sale of Forso Nordic AB (“Forso”), a wholly owned subsidiary, which provided retail and dealer financing in Denmark, Finland, Norway, and Sweden. Upon completion of the sale we recognized a pre-tax loss of $4 million in Other income/(loss), net and cash proceeds of $1,340 million. As a result of the sale, we liquidated the entity which held our investment and recognized a $33 million loss on the reclassification of accumulated foreign currency translation in Other income/(loss), net.

South America. In June 2021, we announced that our subsidiaries in Brazil and Argentina had committed to a plan to cease originating receivables by the end of 2021 and would begin the process of selling or otherwise winding down operations in those markets. During the fourth quarter of 2021, we completed the sale of our wholesale and dealer receivables portfolio in Brazil ceased originations of wholesale and dealer receivables in Argentina.

In December 2021, we received a capital contribution from a subsidiary of Ford Motor Company in exchange for a minority interest share in one of our Argentina-based subsidiaries. As a result, we recorded $22 million in Shareholder’s interest attributable to noncontrolling interests on our consolidated balance sheet. During the first quarter of 2022, we expect to reacquire Ford Motor Company’s minority interest share in exchange for a transfer of assets at which time we will recognize an incremental loss in our consolidated income statement.

Accumulated foreign currency translation losses associated with our investments in Brazil and Argentina included in Accumulated other comprehensive income/(loss) at December 31, 2021 were $454 million. We expect to reclassify these losses to income upon sale, transfer, or substantially complete liquidation of our investments, which may occur over multiple reporting periods. During the fourth quarter of 2021, we recognized a $14 million gain on the liquidation of a dormant subsidiary in Brazil, in Other income/(loss), net. Although the timing for the completion of our remaining actions is uncertain, as they may be subject to regulatory approval, we expect the majority of losses to be recognized in 2022. About $100 million of losses related to holding companies in Brazil and Argentina is expected to remain on our consolidated balance sheet for a number of years.

NOTE 13. OTHER INCOME/(LOSS), NET

Other income/(loss) consists of various line items that are combined on the income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the years ended December 31 were as follows (in millions):

	2019	2020	2021
Gains/(Losses) on derivatives	$(190)	$341	$(437)
Currency revaluation gains/(losses)	70	(437)	298
Interest and investment income (a)	318	119	32
Other (a)	16	—	29
Total other income/(loss), net	$214	$23	$(78)
__________
(a)Includes interest income primarily on notes receivable from affiliated companies of $5 million, $13 million, and $10 million for the years ended December 31, 2019, 2020, and 2021, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. RETIREMENT BENEFITS

We are a participating employer in certain retirement plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2021, filed separately with the Securities and Exchange Commission.

Employee Retirement Plans
Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary, and contributions. The allocation amount can be impacted by key assumptions (e.g., discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees participating in the Ford-sponsored defined benefit plans were $47 million, $59 million, and $61 million for the years ended December 31, 2019, 2020, and 2021, respectively. Allocated costs for defined contribution and savings plans was $8 million, for each of the years ended December 31, 2019, 2020, and 2021, and were charged to Operating expenses.

Postretirement Health Care and Life Insurance Benefits

Postretirement health care and life insurance benefits are provided under certain Ford plans, which provide benefits to retired salaried employees in North America. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

Postretirement health care and life insurance costs allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $3 million, for each of the years ended December 31, 2019, 2020, and 2021, and were charged to Operating expenses.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
2019
Total revenue	$10,795	$1,183	$645	$12,623	$—	$12,623
Income before income taxes	2,365	352	143	2,860	138	2,998
Other disclosures:
Depreciation on vehicles subject to operating leases	3,592	43	—	3,635	—	3,635
Interest expense	3,685	340	346	4,371	18	4,389
Provision for/(Benefit from) credit losses	260	25	11	296	—	296
Net finance receivables and net investment in operating leases	119,498	25,630	5,062	150,190	(8,214)	141,976
Total assets (c)	125,624	30,050	5,729	161,403	—	161,403

2020
Total revenue	$10,020	$1,012	$430	$11,462	$—	$11,462
Income before income taxes	2,241	196	38	2,475	133	2,608
Other disclosures:
Depreciation on vehicles subject to operating leases	3,237	(2)	—	3,235	—	3,235
Interest expense	2,892	347	223	3,462	(60)	3,402
Provision for/(Benefit from) credit losses	716	63	49	828	—	828
Net finance receivables and net investment in operating leases (b)	112,208	23,517	4,778	140,503	(8,778)	131,725
Total assets (c)	125,074	27,620	5,435	158,129	—	158,129

2021
Total revenue	$8,911	$878	$461	$10,250	$—	$10,250
Income before income taxes	4,393	254	98	4,745	(14)	4,731
Other disclosures:
Depreciation on vehicles subject to operating leases	1,615	11	—	1,626	—	1,626
Interest expense	2,348	275	221	2,844	(54)	2,790
Provision for/(Benefit from) credit losses	(333)	(10)	33	(310)	—	(310)
Net finance receivables and net investment in operating leases (b)	99,468	18,098	5,864	123,430	(5,913)	117,517
Total assets	107,409	20,837	6,699	134,945	—	134,945
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

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data, split geographically into the United States (which is our country of domicile), Canada, and Rest of world, for the years ended or at December 31 were as follows (in millions):

	2019	2020	2021
Total revenue
United States	$9,472	$8,780	$7,622
Canada	1,323	1,240	1,289
Rest of world	1,828	1,442	1,339
Total revenue	$12,623	$11,462	$10,250

Net property and net investment in operating leases
United States	$24,123	$22,891	$20,886
Canada	3,328	3,588	4,246
Rest of world	420	395	259
Net property and net investment in operating leases	$27,871	$26,874	$25,391

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2020
Net income/(loss)	(6)	476	1,041	827	$2,338

Our adoption of ASU 2019-12 resulted in the revised Net income numbers disclosed in the table above. For more information see Note 2.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We lease various land, buildings, and equipment under agreements that expire over various contractual periods ranging from less than one year to 29 years. Many of our leases contain one or more options to extend. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. The leased (“right-of-use”) assets in operating lease arrangements are presented in Other assets on our consolidated balance sheets.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. COMMITMENTS AND CONTINGENCIES (Continued)

The amounts contractually due on our operating lease liabilities at December 31, 2021 were as follows (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Operating lease	$19	$17	$16	$13	$10	$10	$85
Less: Present value discount							7
Total operating lease liabilities							$78

Supplemental information related to operating leases for the years ended December 31 was as follows (in millions):

	2019	2020	2021
Operating and variable lease expense	21	25	28

Right-of-use assets obtained in exchange for operating lease liabilities	42	12	1

Weighted average remaining lease term for operating leases (in years)	7	6	5

Weighted average remaining discount rate for operating leases	3.1%	3.3%	3.5%
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

The maximum potential payments under these guarantees and limited indemnities totaled $153 million and $102 million at December 31, 2020 and 2021, respectively. Of these values, $62 million and $19 million at December 31, 2020 and 2021, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2020 and 2021.

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

For nearly all matters where our historical experience with similar matters is of limited value (i.e., “non-pattern matters”), we evaluate the matters primarily based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably and could require us to pay damages or make other expenditures. On January 9, 2019, FCE received a decision from the Italian Competition Authority (“ICA”), which included an assessment of a fine against FCE in the amount of €42 million (equivalent to $47 million at December 31, 2021). On March 8, 2019, FCE appealed the decision and the fine to the Italian administrative court, and on November 24, 2020, the Italian administrative court ruled in favor of FCE. On December 23, 2020, the ICA filed an appeal of the Italian administrative court’s decision to the Italian Council of State and a hearing on the appeal was held on January 13, 2022. On February 1, 2022, the Italian Council of State dismissed the ICA’s appeal.

As noted, the litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.