Form 10-Q
period 2022-03-31
FORD MOTOR CREDIT CO LLC
filed 2022-04-28
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

Exhibit Index begins on page 37

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended March 31,
	2021	2022
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,380	$1,211
Retail financing	990	906
Dealer financing	286	164
Other financing	14	7
Total financing revenue	2,670	2,288
Depreciation on vehicles subject to operating leases	(568)	(515)
Interest expense	(804)	(611)
Net financing margin	1,298	1,162
Other revenue
Insurance premiums earned	27	15
Fee based revenue and other	20	23
Total financing margin and other revenue	1,345	1,200
Expenses
Operating expenses	343	348
Provision for/(Benefit from) credit losses (Note 4)	(40)	(64)
Insurance expenses	5	(7)
Total expenses	308	277

Other income/(loss), net (Note 11)	(75)	(169)

Income before income taxes	962	754
Provision for/(Benefit from) income taxes	117	85
Net income	$845	$669

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2021	2022
	First Quarter
	(unaudited)
Net income	$845	$669
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(101)	(43)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	195
Comprehensive income	$744	$821

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2021	March 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$10,963	$10,579
Marketable securities (Note 3)	2,173	2,036
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	85,347	86,261
Finance leases	7,003	6,770
Total finance receivables, net of allowance for credit losses of $925 and $845 (Note 4)	92,350	93,031
Net investment in operating leases (Note 5)	25,167	24,364
Notes and accounts receivable from affiliated companies	703	446
Derivative financial instruments (Note 7)	1,065	639
Other assets (Note 8)	2,524	2,482
Total assets	$134,945	$133,577

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,051	$1,005
Affiliated companies	425	878
Total accounts payable	1,476	1,883
Debt (Note 9)	117,717	115,516
Deferred income taxes	676	740
Derivative financial instruments (Note 7)	512	1,337
Other liabilities and deferred revenue (Note 8)	2,166	1,965
Total liabilities	122,547	121,441

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,166
Accumulated other comprehensive income/(loss)	(690)	(538)
Retained earnings	7,839	7,508
Shareholder’s interest attributable to Ford Motor Credit Company	12,376	12,136
Shareholder’s interest attributable to noncontrolling interests	22	—
Total shareholder’s interest	12,398	12,136
Total liabilities and shareholder’s interest	$134,945	$133,577

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2021	March 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$3,407	$2,473
Finance receivables, net	43,001	42,119
Net investment in operating leases	7,540	10,191
Derivative financial instruments	39	152
LIABILITIES
Debt	$38,274	$40,139
Derivative financial instruments	6	1

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest	Shareholder’s Interest Attributable to Non-controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2020	$5,227	$(478)	$10,818	$15,567	$—	$15,567
Net income/(loss)	—	—	845	845	—	845
Other comprehensive income/(loss), net of tax	—	(101)	—	(101)	—	(101)
Distributions declared	—	—	(1,000)	(1,000)	—	(1,000)
Balance at March 31, 2021	$5,227	$(579)	$10,663	$15,311	$—	$15,311

Balance at December 31, 2021	$5,227	$(690)	$7,839	$12,376	$22	$12,398
Net income/(loss)	—	—	669	669	—	669
Other comprehensive income/(loss), net of tax	—	152	—	152	—	152
Distributions declared	—	—	(1,000)	(1,000)	—	(1,000)
Other (Note 10)	(61)	—	—	(61)	(22)	(83)
Balance at March 31, 2022	$5,166	$(538)	$7,508	$12,136	$—	$12,136

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2021	2022
	First Three Months
	(unaudited)
Cash flows from operating activities
Net income	$845	$669
Provision for/(Benefit From) credit losses	(40)	(64)
Depreciation and amortization	738	682
Amortization of upfront interest supplements	(578)	(508)
Net change in deferred income taxes	13	37
Net change in other assets	341	(24)
Net change in other liabilities	229	418
All other operating activities	114	152
Net cash provided by/(used in) operating activities	1,662	1,362

Cash flows from investing activities
Purchases of finance receivables	(8,467)	(7,891)
Principal collections of finance receivables	10,315	9,615
Purchases of operating lease vehicles	(2,841)	(2,041)
Proceeds from termination of operating lease vehicles	2,488	2,469
Net change in wholesale receivables and other short-duration receivables	2,628	(2,224)
Purchases of marketable securities	(3,701)	(909)
Proceeds from sales and maturities of marketable securities	4,598	1,007
Settlements of derivatives	56	148
All other investing activities	(10)	(39)
Net cash provided by/(used in) investing activities	5,066	135

Cash flows from financing activities
Proceeds from issuances of long-term debt	4,631	12,489
Payments of long-term debt	(14,814)	(12,705)
Net change in short-term debt	568	(608)
Cash distributions to parent	(1,000)	(1,000)
All other financing activities	(11)	(32)
Net cash provided by/(used in) financing activities	(10,626)	(1,856)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(67)	(34)

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(3,965)	$(393)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$14,996	$11,091
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(3,965)	(393)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$11,031	$10,698

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries, and its consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). We reclassify certain prior period amounts in our consolidated financial statements to conform to current year presentation.

NOTE 2. ACCOUNTING POLICIES

Adoption of New Accounting Standards
We adopted the following Accounting Standards Updates (“ASUs”) during 2022, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2021-05	Lessors - Certain Leases with Variable Lease Payments	January 1, 2022
2021-08	Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2022
2021-10	Government Assistance: Disclosures by Business Entities about Government Assistance	January 1, 2022

Accounting Standards Issued But Not Yet Adopted

ASU 2022-02, Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that eliminates the troubled debt recognition and measurement guidance. The new standard requires that an entity apply the loan refinancing and restructuring guidance in ASC 310 to all loan modifications and/or receivable modifications. It also enhances disclosure requirements for certain refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires disclosure of current-period gross charge-offs by year of origination in the vintage disclosure. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We are assessing the effect of the new standard on our financial statements and disclosures.

The Company considers the applicability and impacts of all ASUs. All other ASUs were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Provision for Income Taxes

For interim tax reporting, we estimate one single effective tax rate for subsidiaries that are subject to tax, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2021	March 31, 2022
Cash and cash equivalents
United States government	1	$711	$615
United States government agencies	2	240	200
Non-United States government and agencies	2	152	436
Corporate debt	2	940	889
Total marketable securities classified as cash equivalents		2,043	2,140
Cash, time deposits, and money market funds		8,920	8,439
Total cash and cash equivalents		$10,963	$10,579

Marketable securities
United States government	1	$864	$413
United States government agencies	2	75	75
Non-United States government and agencies	2	697	1,036
Corporate debt	2	304	297
Other marketable securities	2	233	215
Total marketable securities		$2,173	$2,036

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2021	March 31, 2022
Cash and cash equivalents	$10,963	$10,579
Restricted cash (a)	128	119
Total cash, cash equivalents, and restricted cash	$11,091	$10,698
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2021	March 31, 2022
Consumer
Retail installment contracts, gross	$69,247	$67,796
Finance leases, gross	7,318	7,079
Retail financing, gross	76,565	74,875
Unearned interest supplements from Ford and affiliated companies	(3,020)	(2,796)
Consumer finance receivables	73,545	72,079

Non-Consumer
Dealer financing	18,197	20,170
Other financing	1,533	1,627
Non-Consumer finance receivables	19,730	21,797
Total recorded investment	$93,275	$93,876

Recorded investment in finance receivables	$93,275	$93,876
Allowance for credit losses	(925)	(845)
Total finance receivables, net	$92,350	$93,031

Net finance receivables subject to fair value (a)	$85,347	$86,261
Fair value (b)	86,199	85,485
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2021 and 2022 was $90 million and $77 million, respectively, and is included in Retail financing on the consolidated income statements.

At December 31, 2021 and March 31, 2022, accrued interest was $125 million and $122 million, respectively, which we report in Other assets on the consolidated balance sheets.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of consumer receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31-60 days past due	$39	$52	$98	$120	$186	$91	$586	0.8%
61-120 days past due	7	10	20	29	40	21	127	0.2
Greater than 120 days past due	10	6	6	9	11	1	43	—
Total past due	56	68	124	158	237	113	756	1.0
Current	812	2,608	6,568	12,717	22,730	27,354	72,789	99.0
Total	$868	$2,676	$6,692	$12,875	$22,967	$27,467	$73,545	100.0%

The credit quality analysis of consumer receivables at March 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31-60 days past due	$76	$84	$116	$192	$123	$9	$600	0.8%
61-120 days past due	11	16	20	31	26	1	105	0.2
Greater than 120 days past due	15	6	8	13	1	—	43	—
Total past due	102	106	144	236	150	10	748	1.0
Current	2,565	5,360	10,895	20,346	25,311	6,854	71,331	99.0
Total	$2,667	$5,466	$11,039	$20,582	$25,461	$6,864	$72,079	100.0%
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at March 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total	Wholesale Loans	Total	Percent
Group I	$470	$155	$44	$78	$232	$111	$1,090	$15,628	$16,718	82.9%
Group II	12	26	1	5	13	42	99	2,845	2,944	14.6
Group III	8	—	—	—	5	11	24	423	447	2.2
Group IV	—	5	—	1	2	2	10	51	61	0.3
Total (a)	$490	$186	$45	$84	$252	$166	$1,223	$18,947	$20,170	100.0%
__________
(a)Total past due dealer financing receivables at March 31, 2022 were $13 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2021
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,245	$60	$1,305
Charge-offs	(97)	—	(97)
Recoveries	53	3	56
Provision for/(benefit from) credit losses	(30)	(10)	(40)
Other (a)	(1)	—	(1)
Ending balance	$1,170	$53	$1,223

	First Quarter 2022
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$903	$22	$925
Charge-offs	(62)	—	(62)
Recoveries	43	1	44
Provision for/(benefit from) credit losses	(59)	(5)	(64)
Other (a)	1	1	2
Ending balance	$826	$19	$845
__________
(a)Primarily represents amounts related to translation adjustments.

During the first quarter of 2022, the allowance for credit losses decreased $80 million, primarily reflecting improvement in the economic outlook that caused us to lower our expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. Although net charge-offs in the first quarter ended March 31, 2022 remained low, due in part to high vehicle auction values, the impact of higher inflation on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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
Net investment in operating leases was as follows (in millions):

	December 31, 2021	March 31, 2022
Vehicles, at cost (a)	$29,982	$29,084
Accumulated depreciation	(4,815)	(4,720)
Net investment in operating leases	$25,167	$24,364
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
We have the power to direct significant activities of our SPEs when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions. We generally retain a portion of the economic interests in the asset-backed securitization transactions, which could be retained in the form of a portion of the senior interests, the subordinated interests, cash reserve accounts, residual interests, and servicing rights. The transfers of assets in our securitization transactions do not qualify for accounting sale treatment.
From time to time in Europe, we may retain all of the economic interests in some of our public asset-backed securitization transactions. The most senior retained notes are held as, or with the intent to become, eligible collateral to access central bank liquidity facilities in Europe. In addition, we regularly pledge receivables that are not securitized as eligible collateral for these facilities. In accordance with applicable regulatory guidance, the underlying assets in these transactions are considered unencumbered if they are not being used as security for a central bank funding. At December 31, 2021 and March 31, 2022, the value of unencumbered assets related to these transactions was $0.9 billion and $1.0 billion, respectively.
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)
Most of these securitization transactions utilize VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our consolidated financial statements (in billions):

	December 31, 2021
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$31.6	$0.3	$31.3	$24.5
Wholesale financing	1.3	11.7	—	11.7	8.7
Finance receivables	3.0	43.3	0.3	43.0	33.2
Net investment in operating leases	0.4	7.5	—	7.5	5.1
Total VIE	$3.4	$50.8	$0.3	$50.5	$38.3

Non-VIE
Retail financing	$0.4	$7.4	$0.1	$7.3	$6.9
Wholesale financing	—	0.3	—	0.3	0.2
Finance receivables	0.4	7.7	0.1	7.6	7.1
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$7.7	$0.1	$7.6	$7.1

Total securitization transactions
Retail financing	$2.1	$39.0	$0.4	$38.6	$31.4
Wholesale financing	1.3	12.0	—	12.0	8.9
Finance receivables	3.4	51.0	0.4	50.6	40.3
Net investment in operating leases	0.4	7.5	—	7.5	5.1
Total securitization transactions	$3.8	$58.5	$0.4	$58.1	$45.4
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance costs.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	March 31, 2022
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$30.8	$0.3	$30.5	$25.3
Wholesale financing	0.3	11.6	—	11.6	8.0
Finance receivables	2.0	42.4	0.3	42.1	33.3
Net investment in operating leases	0.5	10.2	—	10.2	6.8
Total VIE	$2.5	$52.6	$0.3	$52.3	$40.1

Non-VIE
Retail financing	$0.4	$7.5	$—	$7.5	$6.8
Wholesale financing	—	0.3	—	0.3	0.2
Finance receivables	0.4	7.8	—	7.8	7.0
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$7.8	$—	$7.8	$7.0

Total securitization transactions
Retail financing	$2.1	$38.3	$0.3	$38.0	$32.1
Wholesale financing	0.3	11.9	—	11.9	8.2
Finance receivables	2.4	50.2	0.3	49.9	40.3
Net investment in operating leases	0.5	10.2	—	10.2	6.8
Total securitization transactions	$2.9	$60.4	$0.3	$60.1	$47.1
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
Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2021	2022
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$101	$76
Fair value changes on hedging instruments	(641)	(986)
Fair value changes on hedged debt	590	991
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(3)	(3)
Fair value changes on hedging instruments	(50)	(37)
Fair value changes on hedged debt	44	41
Derivatives not designated as hedging instruments
Interest rate contracts	(31)	123
Foreign currency exchange contracts (a)	52	(2)
Cross-currency interest rate swap contracts	(245)	(227)
Total	$(183)	$(24)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2021			March 31, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$23,893	$544	$274	$21,985	$41	$758
Cross-currency interest rate swap contracts	885	—	49	885	—	79
Derivatives not designated as hedging instruments
Interest rate contracts	50,060	338	126	49,854	496	195
Foreign currency exchange contracts	4,407	66	2	4,695	51	29
Cross-currency interest rate swap contracts	6,533	117	61	6,520	51	276
Total derivative financial instruments, gross (a) (b)	$85,778	$1,065	$512	$83,939	$639	$1,337
__________
(a)At December 31, 2021 and March 31, 2022, we held collateral of $26 million and $102 million, respectively, and we posted collateral of $71 million and $109 million, respectively.
(b)At December 31, 2021 and March 31, 2022, the fair value of assets and liabilities available for counterparty netting was $415 million and $189 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2021	March 31, 2022
Prepaid reinsurance premiums and other reinsurance recoverables	$743	$751
Accrued interest and other non-finance receivables	584	538
Property and equipment, net of accumulated depreciation (a)	224	225
Deferred charges - income taxes	190	207
Collateral held for resale, at net realizable value	258	188
Investment in non-consolidated affiliates	133	159
Restricted cash	128	119
Operating lease assets	76	71
Other	188	224
Total other assets	$2,524	$2,482
__________
(a)Accumulated depreciation was $397 million and $403 million at December 31, 2021 and March 31, 2022, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2021	March 31, 2022
Unearned insurance premiums and fees	$857	$864
Interest payable	667	544
Income tax and related interest (a)	229	232
Operating lease liabilities	78	73
Deferred revenue	62	26
Other	273	226
Total other liabilities and deferred revenue	$2,166	$1,965
__________
(a)Includes income tax and interest payable to affiliated companies of $101 million and $127 million at December 31, 2021 and March 31, 2022, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2021	March 31, 2022	2021	2022	2021	2022
Short-term debt
Unsecured debt
Floating rate demand notes	$9,400	$9,870
Other short-term debt	4,701	3,615
Asset-backed debt (a)	709	603
Total short-term debt	14,810	14,088	1.2%	1.2%	1.3%	1.3%
Long-term debt
Unsecured debt
Notes payable within one year	13,660	12,045
Notes payable after one year	44,337	43,651
Asset-backed debt (a)
Notes payable within one year	18,049	19,219
Notes payable after one year	26,654	27,365
Unamortized (discount)/premium	29	27
Unamortized issuance costs	(212)	(219)
Fair value adjustments (b)	390	(660)
Total long-term debt	102,907	101,428	2.6%	2.6%	2.6%	2.6%
Total debt	$117,717	$115,516	2.4%	2.4%	2.4%	2.4%

Fair value of debt (c)	$120,204	$115,576
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $257 million and $242 million at December 31, 2021 and March 31, 2022, respectively. The carrying value of hedged debt was $37.5 billion and $36.3 billion at December 31, 2021 and March 31, 2022, respectively.
(c)At December 31, 2021 and March 31, 2022, the fair value of debt includes $14.1 billion and $13.5 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 10. RESTRUCTURING ACTIONS

In June 2021, we announced that our subsidiaries in Brazil and Argentina would cease originating receivables and wind down operations. In the first quarter of 2022, we liquidated two of our investments in Brazil and reclassified foreign currency translation losses of $119 million to net income, included in Other income/(loss), net.

In December 2021, we received a capital contribution from a subsidiary of Ford in exchange for a minority interest share in one of our Argentina-based subsidiaries. As a result, we recorded $22 million in Shareholder’s interest attributable to noncontrolling interests on our consolidated balance sheets. During the first quarter of 2022, we reacquired Ford’s minority interest share and, in exchange, transferred assets associated with an Argentina-based subsidiary to Ford. In addition, during the first quarter of 2022, we sold our shares in a second Argentina-based subsidiary to Ford. The difference between the carrying value of the net assets transferred and sold to Ford and the consideration received from Ford was $61 million, reported as a reduction to Shareholder’s interest. As a result of the transfer and sale, Ford Credit reclassified $75 million of accumulated foreign currency translation losses to net income, included in Other income/(loss), net.

Accumulated foreign currency translation losses associated with our remaining investments in Brazil and Argentina included in Accumulated other comprehensive income/(loss) at March 31, 2022 were $259 million. We expect to reclassify these losses to income upon substantially complete liquidation of our investments, which may occur over multiple reporting periods. Although the timing for the completion of these actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2021	2022
Gains/(Losses) on derivatives	$(265)	$(123)
Currency revaluation gains/(losses)	183	152
Interest and investment income (a)	(2)	(5)
Gains/(Losses) on changes in investments in affiliates (b)	1	(195)
Other	8	2
Total other income/(loss), net	$(75)	$(169)
__________
(a)Includes a $20 million unrealized gain for an observable price event on a non-consolidated investment.
(b)Includes losses related to our restructuring in South America described in Note 10.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. SEGMENT INFORMATION

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. In our consolidated financial statements, we have three reportable segments based on geographic regions: the United States and Canada, Europe, and All Other. Our All Other segment includes China, India, Mexico, Brazil, Argentina, and our joint venture in South Africa. Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other. Effective for the first quarter of 2022, we have eliminated the use of non-GAAP measures and now present receivables on a net basis.

Key financial information for our business segments for the periods ended or at March 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
First Quarter 2021
Total revenue	$2,384	$241	$92	$2,717	$—	$2,717
Income before income taxes	996	66	(15)	1,047	(85)	962
Depreciation on vehicles subject to operating leases	562	6	—	568	—	568
Interest expense	638	80	56	774	30	804
Provision for credit losses	(52)	(1)	13	(40)	—	(40)
Net finance receivables and net investment in operating leases (a) (b)	100,542	21,943	4,653	127,138	—	127,138
Total assets	116,720	25,110	5,438	147,268	—	147,268

First Quarter 2022
Total revenue	$2,029	$195	$102	$2,326	$—	$2,326
Income before income taxes	783	69	(174)	678	76	754
Depreciation on vehicles subject to operating leases	526	(11)	—	515	—	515
Interest expense	542	55	57	654	(43)	611
Provision for credit losses	(67)	(3)	6	(64)	—	(64)
Net finance receivables and net investment in operating leases (a)	93,955	17,991	5,449	117,395	—	117,395
Total assets	106,762	20,633	6,182	133,577	—	133,577
__________
(a)Excludes held-for-sale finance receivables.
(b)Prior periods have been restated to display net receivables in lieu of the non-GAAP measure of managed receivables.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

The maximum potential payments under these guarantees and limited indemnities totaled $102 million at both December 31, 2021 and March 31, 2022, respectively. Of these values, $19 million and $22 million at December 31, 2021 and March 31, 2022, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2021 or March 31, 2022.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

COVID-19 and Supplier Disruptions

The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent outbreaks in certain regions, including China where lock-downs due to COVID-19 have been imposed in more than 40 cities, continue to cause intermittent COVID-19-related disruptions in Ford’s supply chain. Ford also continues to face supplier disruptions due to the semiconductor shortage. Further, actions taken by Russia in Ukraine could impact Ford’s suppliers, particularly its lower tier suppliers, as well as Ford’s operations in Europe. For additional information regarding the impact of supplier disruptions, see the “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” section in Item 7 of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Item 2 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Inflation

Despite recent increases, interest rates, notably mature market government bond yields, remain low by historical standards. At the same time, inflation has accelerated and government deficits and debt remain at high levels in many major markets. In the United States, inflation rose 8.5% annually in March 2022 to a 40-year high as Russia’s invasion of Ukraine drove up energy costs as well as other costs. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our plan period.

Reporting Changes

Effective with the first quarter of 2022, we no longer review our business performance on a managed basis. Accordingly, we will no longer include managed receivables or managed leverage in our periodic reports.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Definitions and Information Regarding Causal Factors

In general, we measure year-over-year changes in EBT using the causal factors listed below:

•Volume and Mix – Volume and Mix are primarily reflected within Net financing margin on the consolidated income statements.
◦Volume primarily measures changes in net financing margin driven by changes in average net receivables excluding the allowance for credit losses at prior period financing margin yield (defined below in financing margin) at prior period exchange rates. Volume changes are primarily driven by the volume of new and used vehicles sold and leased, the extent to which we purchase retail financing and operating lease contracts, the extent to which we provide wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special financing programs available exclusively through us, and the availability of cost-effective funding.
◦Mix primarily measures changes in net financing margin driven by period-over-period changes in the composition of our average net receivables excluding the allowance for credit losses by product within each region.

•Financing Margin – Financing Margin is reflected within Net financing margin on the consolidated income statements.
◦Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average net receivables excluding the allowance for credit losses at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average net receivables excluding the allowance for credit losses for the same period.
◦Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management.

•Credit Loss – Credit Loss is reflected within Provision for/(Benefit from) credit losses on the consolidated income statements.
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses.
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2021 Form 10-K Report.

•Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the consolidated income statements.
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term and changes in our estimate of the number of vehicles that will be returned to us and sold. Depreciation on vehicles subject to operating leases reflects early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2021 Form 10-K Report.

•Exchange – Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•Other – Primarily includes Operating expenses, Other revenue, Insurance expenses, and Other income/(Loss), net on the consolidated income statements at prior period exchange rates.
◦Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.
◦In general, other income/(loss) changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), which are included in unallocated risk management, and other miscellaneous items.

•    Cash (as shown in the Funding and Liquidity section) – Cash and cash equivalents and Marketable securities reported on Ford Credit’s balance sheets, excluding amounts related to insurance activities.

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

•Loss-to-Receivables (“LTR”) Ratio (as shown in Credit Loss tables) – LTR ratio is calculated using net charge-offs divided by average finance receivables, excluding unearned interest supplements and the allowance for credit losses.

•    Reserve as a % of EOP Receivables Ratio (as shown in the Credit Loss tables) – The reserve as a percentage of EOP receivables ratio is calculated as the credit loss reserve amount, divided by end of period finance receivables, excluding unearned interest supplements and the allowance for credit losses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	First Quarter
GAAP Financial Measures	2021	2022	H / (L)
Total Net Receivables ($B)	$127.1	$117.4	(8)%
Loss-to-Receivables (bps) (a)	22	8	(14)
Auction values (b)	$22,955	$30,300	32%
EBT ($M)	$962	$754	$(208)
ROE (%)	22.0%	21.6%	(0.4) ppts

Other Balance Sheet Metrics
Debt ($B)	$126.8	$115.5	(9)%
Net liquidity ($B)	$33.7	$28.4	(16)%
Financial statement leverage (to 1)	8.3	9.5	1.2
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at Q1 2022 mix.

First Quarter 2022 Compared with First Quarter 2021

The following table shows the factors that contributed to the first quarter 2022 EBT (in millions):

Change in EBT by Causal Factor
First quarter 2021 EBT	$962
Volume / Mix	(78)
Financing margin	(101)
Credit loss	24
Lease residual	(5)
Exchange	11
Other	(59)
First quarter 2022 EBT	$754

Our first quarter 2022 EBT was $754 million, $208 million lower than a year ago, primarily reflecting unfavorable net financing margin, lower volume due to supply constraints on new vehicle production, and the effects of our restructuring in South America (which is included in Other), partially offset by positive market valuation adjustments to derivatives (which is also included in Other). ROE was 21.6%, 0.4 percentage points lower than a year ago driven by lower net income. Total net receivables were $9.7 billion lower than a year ago, an 8% decline, resulting from lower volume due to supply constraints. The LTR ratio remained at a low level in the first quarter of 2022, at eight basis points, 14 basis points lower than a year ago. First quarter 2022 auction values were 32% higher than a year ago. Our balance sheet is strong and inherently liquid, reflecting cumulative debt maturities having a longer tenor than asset maturities. This means that we generate liquidity as our balance sheet size declines because of lower Ford volume. At the end of the first quarter, we had $28.4 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended March 31 are shown below (in millions):

	First Quarter
	2021	2022	H / (L)
Results
United States and Canada segment	$996	$783	$(213)
Europe segment	66	69	3
All Other segment	(15)	(174)	(159)
Total segments earnings before taxes	$1,047	$678	$(369)
Unallocated other	(85)	76	161
Earnings before taxes	$962	$754	$(208)
Provision for/(Benefit from) income taxes	117	85	(32)
Net Income	$845	$669	$(176)

For additional information, see Note 12 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment first quarter 2022 EBT of $783 million was $213 million lower than first quarter 2021, explained primarily by unfavorable financing margin, lower volume driven by supply constraints, and lower lease residual gains driven by lower lease return volume, offset partially by a $20 million unrealized gain on an equity investment recognized in the first quarter of 2022.

Europe Segment

The Europe segment first quarter 2022 EBT of $69 million was $3 million higher than first quarter 2021, explained primarily by favorable residual performance, offset partially by lower volume reflecting supply constraints on new vehicle production.

All Other Segment

The All Other segment first quarter 2022 loss of $174 million was $159 million lower than first quarter 2021, explained primarily by our exit from Brazil and Argentina which resulted in losses of $194 million being recognized in the first quarter of 2022. For additional information on our restructuring in South America, refer to Note 10 of our Notes to the Financial Statements.

Unallocated Other

Unallocated Other was a $76 million gain for first quarter 2022, a $161 million improvement from first quarter 2021, reflecting positive market valuation adjustments to derivatives due to higher interest rates.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	First Quarter
	2021	2022
Share of Ford and Lincoln Sales (a)
United States	47%	45%
Canada	60	60
United Kingdom	35	34
Germany	37	33
China	41	44

Wholesale Share
United States	72%	73%
Canada	13	8
United Kingdom	100	100
Germany	91	92
China	66	65

Contract Placement Volume - New and Used (000)
United States	196	162
Canada	25	20
United Kingdom	25	22
Germany	18	14
China	32	30
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet sales.

Contract placement volumes in our key markets in the first quarter of 2022 were lower than a year ago, primarily reflecting lower Ford sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2021	December 31, 2021	March 31, 2022
Net Receivables
United States and Canada Segment
Consumer financing	$57.4	$55.6	$54.8
Non-Consumer financing	16.8	13.7	15.0
Net investment in operating leases	26.3	25.0	24.2
Total United States and Canada Segment	$100.5	$94.3	$94.0

Europe Segment
Consumer financing	$14.3	$12.7	$12.1
Non-Consumer financing	7.3	4.7	5.7
Net investment in operating leases	0.3	0.2	0.2
Total Europe Segment	$21.9	$17.6	$18.0

All Other Segment
Consumer financing	$3.6	$4.3	$4.3
Non-Consumer financing	1.1	1.3	1.1
Net investment in operating leases	—	—	—
Total Other Segment	$4.7	$5.6	$5.4

Total net receivables	$127.1	$117.5	$117.4

At March 31, 2021, December 31, 2021, and March 31, 2022, total net receivables includes consumer receivables before allowance for credit losses of $41.2 billion, $39.0 billion, and $38.3 billion, respectively, and non-consumer receivables before allowance for credit losses of $15.3 billion, $12.0 billion, and $11.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2021, December 31, 2021, and March 31, 2022, total net receivables includes net investment in operating leases of $10.0 billion, $7.5 billion, and $10.2 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2021 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.
Total net receivables at March 31, 2022 were $9.7 billion lower compared with March 31, 2021, an 8% decline resulting from lower volume due to supply constraints. Compared to December 31, 2021, total net receivables were $0.1 billion lower.
Our operating lease portfolio was 21% of total net receivables at March 31, 2022. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

	First Quarter
	2021	2022
Origination Metrics
Average placement FICO	748	749
Higher risk portfolio mix	6%	5%
Greater than or equal to 84 months placement mix	4%	4%
Average placement term (months)	64	61

Our first quarter 2022 average placement FICO score increased compared with the same period a year ago, and remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 5% of our portfolio and has been stable for over 15 years.

During the first quarter of 2022, our average retail financing placement term decreased by three months from a year ago. Retail financing contracts of 84 months and longer remained flat compared to a year ago, and continue to be a small part of our business. We remain focused on managing the trade cycle—building customer relationships and loyalty while offering financing products and terms that customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 65% of our worldwide consumer finance receivables at March 31, 2022.

	First Quarter
	2021	2022
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.13%	0.14%
Repossessions (000)	5	4
Repossession ratio	0.92%	0.74%
Loss severity (000) (a)	$10.6	$8.1
Net charge-offs ($M)	$29	$10
LTR ratio (%) (b)	0.22%	0.08%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b) See Definitions and Information Regarding Causal Factors section for calculation.

Delinquencies and net charge-offs remained at low levels during the first quarter. The first quarter 2022 repossessions, repossession ratio, and severity were lower than a year ago. Our improved LTR ratio and net charge-offs for the first quarter of 2022, compared to the prior year, reflect changes in consumer spending behavior and high used vehicle auction values that contributed to the extraordinarily low losses. Although the impact of the COVID-19 pandemic has created significant volatility in the economy, the macroeconomic outlook has improved since the onset of the pandemic, and credit performance has remained strong. However, rising inflation has caused further economic uncertainty, and the future impact on our retail credit losses remains uncertain.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	First Quarter
	2021	2022
Net charge-offs ($M)	$41	$18
LTR ratio (%) (a)	0.16%	0.08%
Credit loss reserve ($M)	$1,223	$845
Reserve as percent of EOP Receivables (a)	1.17%	0.87%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the first quarter of 2022 improved from a year ago reflecting changes in consumer spending behaviors and the impact of high used vehicle auction values.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The credit loss reserve and reserve as a percent of end of period receivables were both lower than a year ago, reflecting low net charge-offs and an improved macroeconomic outlook that caused us to lower our expectation of lifetime losses attributable to macroeconomic assumptions driven by COVID-19. The credit loss reserve at March 31, 2022 considers a range of potential scenarios that include the economic impact of rising inflation, high energy prices, and supply chain disruptions. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. During the first quarter of 2022, we reduced our reserve, primarily due to improvements in the economic outlook that caused us to lower our expectation of lifetime losses attributable to macroeconomic assumptions driven by the COVID-19 pandemic. See Note 4 of our Notes to the Financial Statements for more information.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2021 Form 10-K Report.

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 82% of our total net investment in operating leases at March 31, 2022.

	First Quarter
	2021	2022
Lease Share of Retail Sales
Ford Credit	16%	14%
Industry (a)	26%	19%

Placement Volume (000)
24-Month	10	12
36-Month	41	24
39-Month / Other	11	8
Total	62	44

Residual Performance
Return rates	61%	11%
Return volume (000)	51	9
Off-lease auction values (b)	$22,955	$30,300
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q1 2022 mix.

Our United States operating lease share of retail sales in the first quarter of 2022 was lower compared with a year ago and remains below the industry average, reflecting the Ford sales mix. Our first quarter 2022 total lease placement volume was down compared with a year ago, reflecting lower total industry volume, lower Ford retail deliveries, and lower Ford Credit share of Ford retail sales.

Lease return volume and return rate in the first quarter of 2022 were down from a year ago, reflecting improved auction values. Our first quarter 2022 36-month off-lease auction values were up 32% year-over-year, reflecting continued strong demand for used vehicles including the impact of lower new vehicle production due to supply constraints.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the United States Securities and Exchange Commission (“SEC”): DBRS, Fitch, Moody’s, and S&P.

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

There have been no rating actions taken by these NRSROs since the filing of our 2021 Form 10-K Report.

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

We ended the first quarter of 2022 with $28.4 billion of liquidity. During the quarter, we completed $5 billion of public term funding.

Key elements of our funding strategy include:

•Maintain strong liquidity;
•Prudently access public markets;
•Continue growth of retail deposits in Europe;
•Flexibility to increase ABS mix as needed; preserving assets and committed capacity;
•Target financial statement leverage of 9:1 to 10:1; and
•Maintain self-liquidating balance sheet.

Our liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet our business and funding requirements. We regularly stress test our balance sheet and liquidity to ensure that we continue to meet our financial obligations through economic cycles.

The following table shows funding for our net receivables (in billions):

Funding Structure	March 31, 2021	December 31, 2021	March 31, 2022
Term unsecured debt	$66.1	$59.4	$55.1
Term asset-backed securities	50.2	45.4	47.1
Ford Interest Advantage / Retail Deposits	10.5	12.9	13.3
Other	(0.9)	(0.2)	1.7
Equity	15.3	12.4	12.1
Adjustments for cash	(14.1)	(12.4)	(11.9)
Total Net Receivables	$127.1	$117.5	$117.4

Securitized Funding as a percent of Total Debt	39.6%	38.5%	40.8%

Net receivables of $117.4 billion as of March 31, 2022, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 40.8% at the end of the first quarter. Securitized funding is presented as a percentage of total debt in lieu of managed receivables. Historically, securitized funding as a percentage of total debt has been approximately two percentage points higher than securitized funding as a percentage of managed receivables.

Public Term Funding Plan

The following table shows our issuances for full year 2020 and 2021, planned issuances for full year 2022, and our global public term funding issuances through April 26, 2022, excluding short-term funding programs (in billions):

	2020 Actual	2021 Actual	2022 Forecast	Through April 26
Unsecured	$14	$5	8-11	$4
Securitizations	13	9	6-9	3
Total public	$27	$14	14-20	$7

For 2022, we project full year public term funding in the range of $14 billion to $20 billion. Through April 26, 2022, we have completed $7 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	March 31, 2021	December 31, 2021	March 31, 2022
Liquidity Sources
Cash	$14.1	$12.4	$11.9
Committed asset-backed facilities	38.2	37.1	36.1
Other unsecured credit facilities	2.5	2.7	2.8
Total liquidity sources	$54.8	$52.2	$50.8

Utilization of Liquidity
Securitization and restricted cash	$(5.4)	$(3.9)	$(3.0)
Committed asset-backed facilities	(11.9)	(12.5)	(17.0)
Other unsecured credit facilities	(0.6)	(1.0)	(0.4)
Total utilization of liquidity	$(17.9)	$(17.4)	$(20.4)

Gross liquidity	$36.9	$34.8	$30.4
Asset-backed capacity in excess of eligible receivables and other adjustments	(3.2)	(2.8)	(2.0)
Net liquidity available for use	$33.7	$32.0	$28.4

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2022, our net liquidity available for use was $28.4 billion, $3.6 billion lower than year-end 2021. At March 31, 2022, our liquidity sources totaled $50.8 billion, down $1.4 billion from year-end 2021.

Cash.  At March 31, 2022, our Cash totaled $11.9 billion, compared with $12.4 billion at year-end 2021.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our Cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.9 billion and $3.0 billion at December 31, 2021 and March 31, 2022, respectively.

Material Cash Requirements. Our material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Balance Sheet Liquidity Profile” section below and the “Aggregate Contractual Obligations” table in Item 7 and Note 9 of the Notes to the Financial Statements in our 2021 Form 10-K Report). In addition, subject to approval by our Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Committed Capacity. At March 31, 2022, our committed capacity totaled $38.9 billion, compared with $39.8 billion at December 31, 2021. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $36.1 billion ($20.3 billion of retail financing, $3.3 billion of wholesale financing, and $12.5 billion of operating leases) at March 31, 2022. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $11.3 billion having maturities within the next twelve months and the remaining balance having maturities through first quarter 2024. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2022, $17.0 billion of these commitments were in use and we had $2.5 billion of asset-backed capacity that was in excess of eligible receivables primarily due to the decline in wholesale asset balances. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of March 31, 2022, Ford Bank GmbH (“Ford Bank”) had liquidity of €356 million (equivalent to $395 million) and FCE Bank plc (“FCE”) had liquidity of in the form of £138 million (equivalent to $181 million) eligible collateral available for use in the monetary policy programs of the European Central Bank and Bank of England, respectively.

Unsecured Credit Facilities. At March 31, 2022, we and our majority-owned subsidiaries had $2.8 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At March 31, 2022, $2.4 billion was available for use.

FCE’s £690 million (equivalent to $906 million at March 31, 2022) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s €240 million (equivalent to $267 million at March 31, 2022) syndicated credit facility (the “Ford Bank Credit Agreement”) both mature in 2024. At March 31, 2022, £640 million under the FCE Credit Agreement and all €240 million under the Ford Bank Credit Agreement were available for use.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	April - December 2022	2023	2024	2025 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$56	$85	$108	$134
Total debt (b)	43	69	86	116
Memo: Unsecured long-term debt maturities	8	11	11	26
__________
(a)Includes gross finance receivables less the allowance for credit losses, investment in operating leases net of accumulated depreciation, and cash. Amounts shown include the impact of expected prepayments.
(b)Excludes unamortized debt (discount)/premium, unamortized issuance costs, and fair value adjustments.

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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond first quarter 2023. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of March 31, 2022, we had $134 billion of assets, $72 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

Funding and Liquidity Risks

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Funding and Liquidity Risks” section of Item 7 of Part II of our 2021 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage (in billions):

	March 31, 2021	December 31, 2021	March 31, 2022
Leverage Calculation
Debt	$126.8	$117.7	$115.5
Equity	$15.3	$12.4	$12.1
Financial statement leverage (to 1)	8.3	9.5	9.5

We plan our leverage by considering market conditions and the risk characteristics of our business. At March 31, 2022, our financial statement leverage was 9.5:1. We target financial statement leverage in the range of 9:1 to 10:1.

Outlook

We continue to expect full year 2022 EBT to be strong but lower than 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2021 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Accounting Standards Issued But Not Yet Adopted

ASU 2022-01 was assessed and not expected to have a material impact to our financial statements and disclosures. We are presently assessing the impact of ASU 2022-02. For additional information, see Note 2 of the Notes to the Financial Statements.

ASU		Effective Date (a)
2022-01	Derivatives and Hedging: Fair Value Hedging - Portfolio Layer Method	January 1, 2023
2022-02	Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures	January 1, 2023
__________
(a)Early adoption for each of the standards is permitted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2021 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2022, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $27 million over the next 12 months, compared with a decrease of $76 million at December 31, 2021. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Executive Vice President, Chief Financial Officer (“CFO”), Treasurer and Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2022, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Designation	Description	Method of Filing

Exhibit 10	Third Amended and Restated Relationship Agreement dated as of April 27, 2022 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Executive Vice President, Chief Financial Officer,
Treasurer, and Strategy

Date:	April 27, 2022