Form 10-Q
period 2022-06-30
FORD MOTOR CREDIT CO LLC
filed 2022-07-28
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

Exhibit Index begins on page 38

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended June 30,
	2021	2022	2021	2022
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,367	$1,166	$2,747	$2,377
Retail financing	1,004	874	1,994	1,780
Dealer financing	187	221	473	385
Other financing	13	15	27	22
Total financing revenue	2,571	2,276	5,241	4,564
Depreciation on vehicles subject to operating leases	(191)	(549)	(759)	(1,064)
Interest expense	(680)	(657)	(1,484)	(1,268)
Net financing margin	1,700	1,070	2,998	2,232
Other revenue
Insurance premiums earned	17	17	44	32
Fee based revenue and other	53	55	73	78
Total financing margin and other revenue	1,770	1,142	3,115	2,342
Expenses
Operating expenses	322	307	665	655
Provision for/(benefit from) credit losses (Note 4)	(166)	(56)	(206)	(120)
Insurance expenses	4	9	9	2
Total expenses	160	260	468	537

Other income/(loss), net (Note 11)	13	21	(62)	(148)

Income before income taxes	1,623	903	2,585	1,657
Provision for/(benefit from) income taxes	(28)	99	89	184
Net income	$1,651	$804	$2,496	$1,473

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2021	2022	2021	2022
	Second Quarter		First Half
	(unaudited)
Net income	$1,651	$804	$2,496	$1,473
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	108	(403)	7	(446)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	36	—	231
Comprehensive income	$1,759	$437	$2,503	$1,258

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2021	June 30, 2022
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$10,963	$6,298
Marketable securities (Note 3)	2,173	2,186
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	85,347	85,873
Finance leases	7,003	6,346
Total finance receivables, net of allowance for credit losses of $925 and $763 (Note 4)	92,350	92,219
Net investment in operating leases (Note 5)	25,167	23,408
Notes and accounts receivable from affiliated companies	703	907
Derivative financial instruments (Note 7)	1,065	748
Other assets (Note 8)	2,524	2,484
Total assets	$134,945	$128,250

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,051	$1,135
Affiliated companies	425	601
Total accounts payable	1,476	1,736
Debt (Note 9)	117,717	109,461
Deferred income taxes	676	885
Derivative financial instruments (Note 7)	512	2,208
Other liabilities and deferred revenue (Note 8)	2,166	1,987
Total liabilities	122,547	116,277

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,166
Accumulated other comprehensive income/(loss)	(690)	(905)
Retained earnings	7,839	7,712
Shareholder’s interest attributable to Ford Motor Credit Company	12,376	11,973
Shareholder’s interest attributable to noncontrolling interests	22	—
Total shareholder’s interest	12,398	11,973
Total liabilities and shareholder’s interest	$134,945	$128,250

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2021	June 30, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$3,407	$2,284
Finance receivables, net	43,001	43,162
Net investment in operating leases	7,540	10,494
Derivative financial instruments	39	199
LIABILITIES
Debt	$38,274	$41,072
Derivative financial instruments	6	—

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest	Shareholder’s Interest Attributable to Non-controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2020	$5,227	$(478)	$10,818	$15,567	$—	$15,567
Net income/(loss)	—	—	845	845	—	845
Other comprehensive income/(loss), net of tax	—	(101)	—	(101)	—	(101)
Distributions declared	—	—	(1,000)	(1,000)	—	(1,000)
Balance at March 31, 2021	$5,227	$(579)	$10,663	$15,311	$—	$15,311

Net income/(loss)	—	—	1,651	1,651	—	1,651
Other comprehensive income/(loss), net of tax	—	108	—	108	—	108
Distributions declared	—	—	(4,000)	(4,000)	—	(4,000)
Balance at June 30, 2021	$5,227	$(471)	$8,314	$13,070	$—	$13,070

Balance at December 31, 2021	$5,227	$(690)	$7,839	$12,376	$22	$12,398
Net income/(loss)	—	—	669	669	—	669
Other comprehensive income/(loss), net of tax	—	152	—	152	—	152
Distributions declared	—	—	(1,000)	(1,000)	—	(1,000)
Other (Note 10)	(61)	—	—	(61)	(22)	(83)
Balance at March 31, 2022	$5,166	$(538)	$7,508	$12,136	$—	$12,136

Net income/(loss)	—	—	804	804	—	804
Other comprehensive income/(loss), net of tax	—	(367)	—	(367)	—	(367)
Distributions declared	—	—	(600)	(600)	—	(600)
Balance at June 30, 2022	$5,166	$(905)	$7,712	$11,973	$—	$11,973

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2021	2022
	First Half
	(unaudited)
Cash flows from operating activities
Net income	$2,496	$1,473
Provision for/(benefit from) credit losses	(206)	(120)
Depreciation and amortization	1,116	1,395
Amortization of upfront interest supplements	(1,166)	(987)
Net change in deferred income taxes	(81)	192
Net change in other assets	548	(521)
Net change in other liabilities	(69)	369
All other operating activities	76	126
Net cash provided by/(used in) operating activities	2,714	1,927

Cash flows from investing activities
Purchases of finance receivables	(17,194)	(15,513)
Principal collections of finance receivables	21,320	19,135
Purchases of operating lease vehicles	(5,943)	(4,515)
Proceeds from termination of operating lease vehicles	5,998	5,207
Net change in wholesale receivables and other short-duration receivables	10,565	(4,613)
Purchases of marketable securities	(5,998)	(2,683)
Proceeds from sales and maturities of marketable securities	8,792	2,606
Settlements of derivatives	(47)	128
All other investing activities	(39)	(85)
Net cash provided by/(used in) investing activities	17,454	(333)

Cash flows from financing activities
Proceeds from issuances of long-term debt	9,388	17,924
Payments of long-term debt	(26,525)	(22,089)
Net change in short-term debt	1,065	(237)
Cash distributions to parent	(5,000)	(1,600)
All other financing activities	(29)	(48)
Net cash provided by/(used in) financing activities	(21,101)	(6,050)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18	(229)

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(915)	$(4,685)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$14,996	$11,091
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(915)	(4,685)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$14,081	$6,406

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2021	June 30, 2022
Cash and cash equivalents
United States government	1	$711	$40
United States government agencies	2	240	—
Non-United States government and agencies	2	152	382
Corporate debt	2	940	630
Total marketable securities classified as cash equivalents		2,043	1,052
Cash, time deposits, and money market funds		8,920	5,246
Total cash and cash equivalents		$10,963	$6,298

Marketable securities
United States government	1	$864	$325
United States government agencies	2	75	223
Non-United States government and agencies	2	697	1,184
Corporate debt	2	304	274
Other marketable securities	2	233	180
Total marketable securities		$2,173	$2,186

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2021	June 30, 2022
Cash and cash equivalents	$10,963	$6,298
Restricted cash (a)	128	108
Total cash, cash equivalents, and restricted cash	$11,091	$6,406
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2021	June 30, 2022
Consumer
Retail installment contracts, gross	$69,247	$65,219
Finance leases, gross	7,318	6,647
Retail financing, gross	76,565	71,866
Unearned interest supplements from Ford and affiliated companies	(3,020)	(2,535)
Consumer finance receivables	73,545	69,331

Non-Consumer
Dealer financing	18,197	21,995
Other financing	1,533	1,656
Non-Consumer finance receivables	19,730	23,651
Total recorded investment	$93,275	$92,982

Recorded investment in finance receivables	$93,275	$92,982
Allowance for credit losses	(925)	(763)
Total finance receivables, net	$92,350	$92,219

Net finance receivables subject to fair value (a)	$85,347	$85,873
Fair value (b)	86,199	84,220
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2021 and 2022 was $88 million and $73 million, respectively, and for the first half of 2021 and 2022 was $178 million and $150 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2021 and June 30, 2022, accrued interest was $125 million and $119 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of consumer receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31-60 days past due	$39	$52	$98	$120	$186	$91	$586	0.8%
61-120 days past due	7	10	20	29	40	21	127	0.2
Greater than 120 days past due	10	6	6	9	11	1	43	—
Total past due	56	68	124	158	237	113	756	1.0
Current	812	2,608	6,568	12,717	22,730	27,354	72,789	99.0
Total	$868	$2,676	$6,692	$12,875	$22,967	$27,467	$73,545	100.0%

The credit quality analysis of consumer receivables at June 30, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31-60 days past due	$57	$68	$91	$170	$113	$30	$529	0.8%
61-120 days past due	11	15	23	36	31	7	123	0.2
Greater than 120 days past due	13	5	8	7	6	1	40	—
Total past due	81	88	122	213	150	38	692	1.0
Current	1,838	4,249	8,916	17,720	22,552	13,364	68,639	99.0
Total	$1,919	$4,337	$9,038	$17,933	$22,702	$13,402	$69,331	100.0%

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at June 30, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total	Wholesale Loans	Total	Percent
Group I	$452	$155	$40	$65	$225	$144	$1,081	$18,089	$19,170	87.2%
Group II	7	22	1	5	10	43	88	2,353	2,441	11.1
Group III	—	—	—	—	4	10	14	331	345	1.6
Group IV	—	2	—	1	2	2	7	32	39	0.1
Total (a)	$459	$179	$41	$71	$241	$199	$1,190	$20,805	$21,995	100.0%
__________
(a)Total past due dealer financing receivables at June 30, 2022 were $8 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2021			First Half 2021
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,170	$53	$1,223	$1,245	$60	$1,305
Charge-offs	(55)	(3)	(58)	(152)	(3)	(155)
Recoveries	55	2	57	108	5	113
Provision for/(benefit from) credit losses	(154)	(12)	(166)	(184)	(22)	(206)
Other (a)	6	(1)	5	5	(1)	4
Ending balance	$1,022	$39	$1,061	$1,022	$39	$1,061

	Second Quarter 2022			First Half 2022
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$826	$19	$845	$903	$22	$925
Charge-offs	(61)	(1)	(62)	(123)	(1)	(124)
Recoveries	44	1	45	87	2	89
Provision for/(benefit from) credit losses	(48)	(8)	(56)	(107)	(13)	(120)
Other (a)	(7)	(2)	(9)	(6)	(1)	(7)
Ending balance	$754	$9	$763	$754	$9	$763
__________
(a)Primarily represents amounts related to translation adjustments.

During the second quarter and first half of 2022, the allowance for credit losses decreased $82 million and $162 million, respectively, primarily due to our current expectation that COVID-related losses have been avoided. Although net charge-offs remained low in the second quarter and first half of 2022, due in part to high vehicle auction values, the impact of rising inflation, high energy prices, and higher interest rates on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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
Net investment in operating leases was as follows (in millions):

	December 31, 2021	June 30, 2022
Vehicles, at cost (a)	$29,982	$27,883
Accumulated depreciation	(4,815)	(4,475)
Net investment in operating leases	$25,167	$23,408
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
From time to time in Europe, we may retain all of the economic interests in some of our public asset-backed securitization transactions. The most senior retained notes are held as, or with the intent to become, eligible collateral to access central bank liquidity facilities in Europe. In addition, we regularly pledge receivables that are not securitized as eligible collateral for these facilities. In accordance with applicable regulatory guidance, the underlying assets in these transactions are considered unencumbered if they are not being used as security for a central bank funding. At December 31, 2021 and June 30, 2022, the value of unencumbered assets related to these transactions was $0.9 billion and $0.5 billion, respectively.
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	June 30, 2022
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.6	$30.1	$0.2	$29.9	$25.4
Wholesale financing	0.1	13.3	—	13.3	8.6
Finance receivables	1.7	43.4	0.2	43.2	34.0
Net investment in operating leases	0.6	10.5	—	10.5	7.1
Total VIE	$2.3	$53.9	$0.2	$53.7	$41.1

Non-VIE
Retail financing	$0.3	$6.4	$0.1	$6.3	$5.8
Wholesale financing	—	0.3	—	0.3	0.2
Finance receivables	0.3	6.7	0.1	6.6	6.0
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.7	$0.1	$6.6	$6.0

Total securitization transactions
Retail financing	$1.9	$36.5	$0.3	$36.2	$31.2
Wholesale financing	0.1	13.6	—	13.6	8.8
Finance receivables	2.0	50.1	0.3	49.8	40.0
Net investment in operating leases	0.6	10.5	—	10.5	7.1
Total securitization transactions	$2.6	$60.6	$0.3	$60.3	$47.1
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
Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2021	2022	2021	2022
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$100	$25	$201	$101
Fair value changes on hedging instruments	103	(336)	(538)	(1,322)
Fair value changes on hedged debt	(87)	385	503	1,376
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(1)	(6)	(4)	(9)
Fair value changes on hedging instruments	11	(61)	(39)	(98)
Fair value changes on hedged debt	(11)	65	33	106
Derivatives not designated as hedging instruments
Interest rate contracts	6	89	(25)	212
Foreign currency exchange contracts (a)	(44)	27	8	25
Cross-currency interest rate swap contracts	49	(443)	(196)	(670)
Total	$126	$(255)	$(57)	$(279)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2021			June 30, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$23,893	$544	$274	$19,711	$—	$1,100
Cross-currency interest rate swap contracts	885	—	49	884	—	135
Derivatives not designated as hedging instruments
Interest rate contracts	50,060	338	126	44,788	651	259
Foreign currency exchange contracts	4,407	66	2	4,454	66	24
Cross-currency interest rate swap contracts	6,533	117	61	6,633	31	690
Total derivative financial instruments, gross (a) (b)	$85,778	$1,065	$512	$76,470	$748	$2,208
__________
(a)At December 31, 2021 and June 30, 2022, we held collateral of $26 million and $147 million, respectively, and we posted collateral of $71 million and $115 million, respectively.
(b)At December 31, 2021 and June 30, 2022, the fair value of assets and liabilities available for counterparty netting was $415 million and $161 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2021	June 30, 2022
Prepaid reinsurance premiums and other reinsurance recoverables	$743	$761
Accrued interest and other non-finance receivables	584	563
Property and equipment, net of accumulated depreciation (a)	224	220
Deferred charges - income taxes	190	216
Collateral held for resale, at net realizable value	258	186
Investment in non-consolidated affiliates	133	152
Restricted cash	128	108
Operating lease assets	76	67
Other	188	211
Total other assets	$2,524	$2,484
__________
(a)Accumulated depreciation was $397 million and $404 million at December 31, 2021 and June 30, 2022, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2021	June 30, 2022
Unearned insurance premiums and fees	$857	$874
Interest payable	667	544
Income tax and related interest (a)	229	262
Operating lease liabilities	78	69
Deferred revenue	62	24
Other	273	214
Total other liabilities and deferred revenue	$2,166	$1,987
__________
(a)Includes income tax and interest payable to affiliated companies of $101 million and $155 million at December 31, 2021 and June 30, 2022, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2021	June 30, 2022	2021	2022	2021	2022
Short-term debt
Unsecured debt
Floating rate demand notes	$9,400	$9,386
Other short-term debt	4,701	3,781
Asset-backed debt (a)	709	762
Total short-term debt	14,810	13,929	1.2%	1.8%	1.3%	1.8%
Long-term debt
Unsecured debt
Notes payable within one year	13,660	10,471
Notes payable after one year	44,337	39,999
Asset-backed debt (a)
Notes payable within one year	18,049	17,884
Notes payable after one year	26,654	28,472
Unamortized (discount)/premium	29	25
Unamortized issuance costs	(212)	(210)
Fair value adjustments (b)	390	(1,109)
Total long-term debt	102,907	95,532	2.6%	2.7%	2.6%	2.7%
Total debt	$117,717	$109,461	2.4%	2.6%	2.4%	2.6%

Fair value of debt (c)	$120,204	$106,884
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $257 million and $179 million at December 31, 2021 and June 30, 2022, respectively. The carrying value of hedged debt was $37.5 billion and $33.4 billion at December 31, 2021 and June 30, 2022, respectively.
(c)At December 31, 2021 and June 30, 2022, the fair value of debt includes $14.1 billion and $13.2 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

2022 Debt Extinguishment

Pursuant to our June 2022 cash tender offer, we repurchased approximately $3 billion principal amount of our public unsecured debt securities for an aggregate cost of approximately $3 billion (including transaction costs and accrued and unpaid interest payments for such tendered securities). As a result of these transactions, we recorded a pre-tax gain of $16.6 million (net of unamortized discounts, premiums, fees, and fair value adjustments) in Other income/(loss), net in the second quarter of 2022.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. RESTRUCTURING ACTIONS

In June 2021, we announced that our subsidiaries in Brazil and Argentina would cease originating receivables and wind down operations. During the fourth quarter of 2021, we completed the sale of our wholesale and dealer receivables portfolio in Brazil and ceased originations of wholesale and dealer receivables in Argentina. In the second quarter and first half of 2022, we reclassified accumulated foreign currency translation losses of $36 million and $155 million, respectively, to Other income/(loss), net upon the liquidation of three of our investments in Brazil.

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

Accumulated foreign currency translation losses associated with our remaining investments in Brazil and Argentina included in Accumulated other comprehensive income/(loss) at June 30, 2022 were $223 million. We expect to reclassify these losses to income upon substantially complete liquidation of our investments, which may occur over multiple reporting periods. Although the timing for the completion of these actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

NOTE 11. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2021	2022	2021	2022
Gains/(Losses) on derivatives	$24	$(383)	$(241)	$(506)
Currency revaluation gains/(losses)	(30)	417	153	569
Interest and investment income (a)	15	1	13	(4)
Gains/(Losses) on changes in investments in affiliates (b)	—	(36)	1	(231)
Other	4	22	12	24
Total other income/(loss), net	$13	$21	$(62)	$(148)
__________
(a)Includes a $20 million unrealized gain for an observable price event on a non-consolidated investment in the first quarter of 2022.
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

Key financial information for our business segments for the periods ended or at June 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
Second Quarter 2021
Total revenue	$2,295	$238	$108	$2,641	$—	$2,641
Income before income taxes	1,466	81	22	1,569	54	1,623
Depreciation on vehicles subject to operating leases	184	7	—	191	—	191
Interest expense	600	72	51	723	(43)	680
Provision for credit losses	(165)	(6)	5	(166)	—	(166)

Second Quarter 2022
Total revenue	$2,029	$221	$98	$2,348	$—	$2,348
Income before income taxes	698	97	(17)	778	125	903
Depreciation on vehicles subject to operating leases	559	(10)	—	549	—	549
Interest expense	632	57	53	742	(85)	657
Provision for credit losses	(57)	(2)	3	(56)	—	(56)

First Half 2021
Total revenue	$4,679	$479	$200	$5,358	$—	$5,358
Income before income taxes	2,462	147	7	2,616	(31)	2,585
Depreciation on vehicles subject to operating leases	746	13	—	759	—	759
Interest expense	1,238	152	107	1,497	(13)	1,484
Provision for credit losses	(217)	(7)	18	(206)	—	(206)
Net finance receivables and net investment in operating leases (a) (b)	93,783	19,305	4,672	117,760	—	117,760
Total assets	111,149	22,226	5,436	138,811	—	138,811

First Half 2022
Total revenue	$4,058	$416	$200	$4,674	$—	$4,674
Income before income taxes	1,481	166	(191)	1,456	201	1,657
Depreciation on vehicles subject to operating leases	1,085	(21)	—	1,064	—	1,064
Interest expense	1,174	112	111	1,397	(129)	1,268
Provision for credit losses	(124)	(5)	9	(120)	—	(120)
Net finance receivables and net investment in operating leases (a) (b)	94,291	16,212	5,124	115,627	—	115,627
Total assets	103,289	19,158	5,803	128,250	—	128,250
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

The maximum potential payments under these guarantees and limited indemnities totaled $102 million and $92 million at December 31, 2021 and June 30, 2022, respectively. Of these values, $19 million and $17 million at December 31, 2021 and June 30, 2022, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2021 or June 30, 2022.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

COVID-19 and Supplier Disruptions

The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent outbreaks in certain regions continue to cause intermittent COVID-19-related disruptions in Ford’s supply chain and local manufacturing operations. Ford also continues to face supplier disruptions due to the semiconductor shortage. Further, actions taken by Russia in Ukraine have impacted and could further impact Ford’s suppliers, particularly its lower tier suppliers, as well as Ford’s operations in Europe. For additional information regarding the impact of supplier disruptions, see the “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” section in Item 7 of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Item 2 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Inflation

We are seeing a near-term impact on our business due to inflationary pressure, and inflation has continued to accelerate in the wake of Russia’s invasion of Ukraine. Inflation in the United States rose by 9.1% on an annual basis in June, and U.K. inflation rose 9.4% over the same period, both representing 40-year highs. Surging energy prices drove the inflation rate for the euro zone 8.6% higher on an annual basis in June. Interest rates, notably mature market government bond yields, remain low by historical standards but are rising as central banks around the world tighten monetary policy in response to inflation pressures, while government deficits and debt remain at high levels in many major markets. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our plan period.

Reporting Changes

Effective with the first quarter of 2022, we no longer review our business performance on a managed basis. Accordingly, we will no longer include managed receivables or managed leverage in our periodic reports.

Industrial Bank Application

On July 22, 2022, we filed an application with the Federal Deposit Insurance Corporation (“FDIC”) and Utah Department of Financial Institutions for an FDIC-insured Utah state chartered industrial bank, Ford Credit Bank (the “Bank”). The Bank’s business plan proposes offering automotive financing products with an emphasis on electric vehicles and non-vehicle assets including charging stations. The Bank’s deposit products will include competitive, consumer-centered savings accounts and certificates of deposit. The Bank will operate as a wholly owned subsidiary of Ford Credit.

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

•    Loss-to-Receivables (“LTR”) Ratio (as shown in Credit Loss tables) – LTR ratio is calculated using net charge-offs divided by average finance receivables, excluding unearned interest supplements and the allowance for credit losses.

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

•    Securitization and Restricted Cash (as shown in the Liquidity table) – Securitization cash is held for the benefit of the securitization investors (for example, a reserve fund). Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Second Quarter			First Half
GAAP Financial Measures	2021	2022	H / (L)	2021	2022	H / (L)
Total Net Receivables ($B)	$117.7	$115.6	(2)%	$117.7	$115.6	(2)%
Loss-to-Receivables (bps) (a)	(7)	5	12	7	7	—
Auction values (b)	$29,040	$31,445	8%	$25,580	$30,780	20%
EBT ($M)	$1,623	$903	$(720)	$2,585	$1,657	$(928)
ROE (%)	46.9%	26.4%	(20.5) ppts	33.7%	24.0%	(9.7) ppts

Other Balance Sheet Metrics
Debt ($B)				$121.0	$109.5	(10)%
Net liquidity ($B)				$33.0	$25.0	(24)%
Financial statement leverage (to 1)				9.3	9.1	(0.2)
__________
(a)United States retail financing only.
(b)United States 36-month off-lease second quarter auction values at Q2 2022 mix and YTD amounts at 2022 YTD mix.

Second Quarter 2022 Compared with Second Quarter 2021

The following table shows the factors that contributed to the second quarter 2022 EBT (in millions):

Change in EBT by Causal Factor
Second quarter 2021 EBT	$1,623
Volume / Mix	(77)
Financing margin	(113)
Credit loss	(109)
Lease residual	(428)
Exchange	(17)
Other	24
Second quarter 2022 EBT	$903

Our second quarter 2022 EBT was $903 million, $720 million lower than a year ago, primarily reflecting lower lease residual gains driven by lower lease return volume, unfavorable changes in net financing margin, lower volume due to supply constraints on new vehicle production, and lower credit loss reserve releases, partially offset by positive market valuation adjustments to derivatives (which is included in Other). ROE was 26.4%, 20.5 percentage points lower than a year ago driven by lower net income. Total net receivables were $2.1 billion lower than a year ago, a 2% decline, primarily reflecting lower volume due to supply constraints and lower Ford Credit share, and exchange, partially offset by an increase in wholesale receivables. The LTR ratio remained at a low level in the second quarter of 2022, at five basis points, 12 basis points higher than a year ago. Second quarter 2022 auction values were 8% higher than a year ago. Our balance sheet is strong and inherently liquid, reflecting cumulative debt maturities having a longer tenor than asset maturities. This means that we generate liquidity as our balance sheet size declines because of lower Ford volume. At the end of the second quarter, we had $25.0 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended June 30 are shown below (in millions):

	Second Quarter			First Half
	2021	2022	H / (L)	2021	2022	H / (L)
Results
United States and Canada segment	$1,466	$698	$(768)	$2,462	$1,481	$(981)
Europe segment	81	97	16	147	166	19
All Other segment	22	(17)	(39)	7	(191)	(198)
Total segments earnings before taxes	$1,569	$778	$(791)	$2,616	$1,456	$(1,160)
Unallocated other	54	125	71	(31)	201	232
Earnings before taxes	$1,623	$903	$(720)	$2,585	$1,657	$(928)
Provision for/(benefit from) income taxes	(28)	99	127	89	184	95
Net Income	$1,651	$804	$(847)	$2,496	$1,473	$(1,023)

For additional information, see Note 12 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment second quarter 2022 EBT of $698 million was $768 million lower than second quarter 2021, explained primarily by lower lease residual gains driven by lower lease return volume, unfavorable changes in net financing margin, lower credit loss reserve releases, and lower volume driven by supply constraints and lower Ford Credit share. United States and Canada Segment first half 2022 EBT of $1,481 million was $981 million lower than first half 2021, explained primarily by lower lease residual gains driven by lower lease return volume, unfavorable changes in net financing margin, lower credit loss reserve releases, and lower volume driven by supply constraints and lower Ford Credit share.

Europe Segment

The Europe segment second quarter 2022 EBT of $97 million was $16 million higher than second quarter 2021, explained primarily by favorable used vehicle values, offset partially by lower volume reflecting supply constraints on new vehicle production. The Europe segment first half 2022 EBT of $166 million was $19 million higher compared with first half 2021, explained primarily by favorable used vehicle values, offset partially by lower volume driven by supply constraints.

All Other Segment

The All Other segment second quarter 2022 EBT loss of $17 million was $39 million lower than second quarter 2021, explained primarily by our exit from Brazil, which resulted in losses of $36 million being recognized in the second quarter of 2022. The All Other segment first half 2022 EBT loss of $191 million was $198 million lower than first half 2021, explained primarily by our exit from Brazil and Argentina, which resulted in losses of $230 million being recognized in the first half of 2022. For additional information on our restructuring in South America, refer to Note 10 of our Notes to the Financial Statements.

Unallocated Other

Unallocated Other was a $125 million gain for second quarter 2022, a $71 million improvement from second quarter 2021, reflecting positive market valuation adjustments on derivatives. Unallocated Other first half EBT of $201 million was $232 million higher than first half 2021, reflecting positive market valuation adjustments on derivatives.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Second Quarter		First Half
	2021	2022	2021	2022
Share of Ford and Lincoln Sales (a)
United States	47%	37%	47%	40%
Canada	74	68	68	65
United Kingdom	37	35	36	35
Germany	41	38	39	35
China	45	45	43	44

Wholesale Share
United States	71%	73%	72%	73%
Canada	9	7	11	8
United Kingdom	100	100	100	100
Germany	91	87	91	90
China	68	70	67	67

Contract Placement Volume - New and Used (000)
United States	187	150	383	312
Canada	37	38	62	58
United Kingdom	25	24	50	46
Germany	20	15	38	29
China	32	30	64	60
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet sales.

In the second quarter of 2022, contract placement volumes in all of our key markets other than Canada were lower than a year ago, primarily reflecting lower Ford Credit financing share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2021	December 31, 2021	June 30, 2022
Net Receivables
United States and Canada Segment
Consumer financing	$56.4	$55.6	$53.5
Non-Consumer financing	11.4	13.7	17.5
Net investment in operating leases	25.9	25.0	23.3
Total United States and Canada Segment	$93.7	$94.3	$94.3

Europe Segment
Consumer financing	$14.2	$12.7	$11.1
Non-Consumer financing	4.8	4.7	5.0
Net investment in operating leases	0.3	0.2	0.1
Total Europe Segment	$19.3	$17.6	$16.2

All Other Segment
Consumer financing	$3.7	$4.3	$4.0
Non-Consumer financing	1.0	1.3	1.1
Net investment in operating leases	—	—	—
Total Other Segment	$4.7	$5.6	$5.1

Total net receivables	$117.7	$117.5	$115.6

At June 30, 2021, December 31, 2021, and June 30, 2022, total net receivables includes consumer receivables before allowance for credit losses of $38.7 billion, $39.0 billion, and $36.5 billion, respectively, and non-consumer receivables before allowance for credit losses of $12.0 billion, $12.0 billion, and $13.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2021, December 31, 2021, and June 30, 2022, total net receivables includes net investment in operating leases of $8.4 billion, $7.5 billion, and $10.5 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2021 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.
Total net receivables at June 30, 2022 were $2.1 billion lower compared with June 30, 2021 and $1.9 billion lower compared with December 31, 2021, primarily reflecting lower volume due to supply constraints and lower Ford Credit share, and exchange, partially offset by an increase in wholesale receivables.

Our operating lease portfolio was 20% of total net receivables at June 30, 2022. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent over 99% of our total operating lease portfolio.

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

	Second Quarter		First Half
	2021	2022	2021	2022
Origination Metrics
Average placement FICO	747	748	748	749
Higher risk portfolio mix	5%	5%	6%	5%
Greater than or equal to 84 months placement mix	6%	6%	4%	5%
Average placement term (months)	63	62	64	62

Our second quarter 2022 average placement FICO score increased compared with the same period a year ago, and remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 5% of our portfolio and has been stable for over 15 years.

During the second quarter of 2022, our average retail financing placement term decreased by one month from a year ago. Retail financing contracts of 84 months and longer remained flat compared to a year ago, and continue to be a small part of our business. We remain focused on managing the trade cycle—building customer relationships and loyalty while offering financing products and terms that customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 66% of our worldwide consumer finance receivables at June 30, 2022.

	Second Quarter		First Half
	2021	2022	2021	2022
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.08%	0.14%	0.10%	0.14%
Repossessions (000)	3	3	8	7
Repossession ratio	0.63%	0.69%	0.78%	0.71%
Loss severity (000) (a)	$7.9	$7.9	$9.2	$8.0
Net charge-offs ($M)	$(9)	$6	$19	$16
LTR ratio (%) (b)	(0.07)%	0.05%	0.07%	0.07%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Delinquencies and net charge-offs remained at low levels during the second quarter. During the second quarter of 2022, repossessions and loss severity were flat compared to a year ago. Second quarter 2022 delinquencies and repossession ratio increased from a year ago and are gradually beginning to normalize from historically low levels. Our LTR ratio and net charge-offs for the second quarter of 2022 continue to be low, reflecting high used vehicle auction values that contributed to the low losses. The macroeconomic outlook has improved since the onset of the COVID-19 pandemic, and credit performance has remained strong. However, rising inflation and interest rates have caused further economic uncertainty, and the future impact on our retail credit losses remains uncertain.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Second Quarter		First Half
	2021	2022	2021	2022
Net charge-offs ($M)	$1	$17	$42	$35
LTR ratio (%) (a)	—%	0.07%	0.08%	0.07%
Credit loss reserve ($M)	$1,061	$763	$1,061	$763
Reserve as percent of EOP Receivables (a)	1.10%	0.80%	1.10%	0.80%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the second quarter of 2022 continue to be low, reflecting the impact of high used vehicle auction values.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The credit loss reserve and reserve as a percent of end of period receivables were both lower than a year ago, reflecting low net charge-offs and our current expectation that COVID-related losses have been avoided. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. The credit loss reserve at June 30, 2022 considers a range of potential scenarios that include the economic impact of rising inflation, high energy prices, and higher interest rates. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 81% of our total net investment in operating leases at June 30, 2022.

	Second Quarter		First Half
	2021	2022	2021	2022
Lease Share of Retail Sales
Ford Credit	16%	13%	16%	13%
Industry (a)	25%	17%	26%	18%

Placement Volume (000)
24-Month	11	13	21	25
36-Month	37	25	78	49
39-Month / Other	9	8	20	16
Total	57	46	119	90

Residual Performance
Return rates	34%	9%	46%	10%
Return volume (000)	36	9	87	18
Off-lease auction values (b)	$29,040	$31,445	$25,580	$30,780
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q2 2022 mix; first half amounts at first half 2022 mix.

Our United States operating lease share of retail sales in the second quarter of 2022 was lower compared with a year ago and remains below the industry average, reflecting the Ford sales mix. Our second quarter 2022 total lease placement volume was down compared with a year ago, reflecting lower total industry volume, lower Ford retail deliveries, and lower Ford Credit share of Ford retail sales.

Lease return volume and return rate in the second quarter of 2022 were down from a year ago, reflecting improved auction values. Our second quarter 2022 36-month off-lease auction values were up 8% year-over-year, reflecting continued strong demand for used vehicles, including the impact of lower new vehicle production due to supply constraints.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q Report for the quarter ended March 31, 2022:

•On May 2, 2022, Fitch affirmed the credit ratings for Ford Credit at BB+ and revised the outlook to positive, from stable.
•On May 17, 2022, DBRS affirmed the credit ratings for Ford Credit at BB (high) and revised the outlook to positive, from stable.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BB (high)	R-4	Positive	BBB (low)
Fitch	BB+	B	Positive	BBB-
Moody’s	Ba2	NP	Stable	Baa3
S&P	BB+	B	Positive	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

We ended the second quarter of 2022 with $25 billion of liquidity. During the quarter, we completed $4.4 billion of public term funding.

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

The following table shows funding for our net receivables (in billions):

Funding Structure	June 30, 2021	December 31, 2021	June 30, 2022
Term unsecured debt	$63.8	$59.4	$49.9
Term asset-backed securities	45.9	45.4	47.1
Ford Interest Advantage / Retail Deposits	11.3	12.9	12.5
Other	(1.1)	(0.2)	1.9
Equity	13.1	12.4	12.0
Adjustments for cash	(15.3)	(12.4)	(7.8)
Total Net Receivables	$117.7	$117.5	$115.6

Securitized Funding as a percent of Total Debt	37.9%	38.5%	43.0%

Net receivables of $115.6 billion as of June 30, 2022, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 43.0% at the end of the second quarter of 2022.

Public Term Funding Plan

The following table shows our issuances for full year 2020 and 2021, planned issuances for full year 2022, and our global public term funding issuances through July 26, 2022, excluding short-term funding programs (in billions):

	2020 Actual	2021 Actual	2022 Forecast	Through July 26
Unsecured	$14	$5	4-7	$4
Securitizations	13	9	8-10	6
Total public	$27	$14	12-17	$10

For 2022, we now project full year public term funding in the range of $12 billion to $17 billion. Through July 26, 2022, we have completed $10 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	June 30, 2021	December 31, 2021	June 30, 2022
Liquidity Sources
Cash	$15.3	$12.4	$7.8
Committed asset-backed facilities	38.4	37.1	34.3
Other unsecured credit facilities	2.6	2.7	2.5
Total liquidity sources	$56.3	$52.2	$44.6

Utilization of Liquidity
Securitization and restricted cash	$(8.1)	$(3.9)	$(2.7)
Committed asset-backed facilities	(11.3)	(12.5)	(15.3)
Other unsecured credit facilities	(0.5)	(1.0)	(0.5)
Total utilization of liquidity	$(19.9)	$(17.4)	$(18.5)

Gross liquidity	$36.4	$34.8	$26.1
Asset-backed capacity in excess of eligible receivables and other adjustments	(3.4)	(2.8)	(1.1)
Net liquidity available for use	$33.0	$32.0	$25.0

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. In June 2022, we used excess liquidity to repurchase approximately $3 billion of our public unsecured debt securities maturing in 2023, reducing interest expense and near-term maturities. At June 30, 2022, our net liquidity available for use was $25.0 billion, $7.0 billion lower than year-end 2021. At June 30, 2022, our liquidity sources totaled $44.6 billion, down $7.6 billion from year-end 2021.

Cash.  At June 30, 2022, our Cash totaled $7.8 billion, compared with $12.4 billion at year-end 2021.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our Cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.9 billion and $2.7 billion at December 31, 2021 and June 30, 2022, respectively.

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

Committed Capacity. At June 30, 2022, our committed capacity totaled $36.8 billion, compared with $39.8 billion at December 31, 2021. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $34.3 billion ($19.2 billion of retail financing, $3.2 billion of wholesale financing, and $11.9 billion of operating leases) at June 30, 2022. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $13.2 billion having maturities within the next twelve months and the remaining balance having maturities through third quarter of 2024. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2022, $15.3 billion of these commitments were in use and we had $1.6 billion of asset-backed capacity that was in excess of eligible receivables primarily due to the decline in lease asset balances. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of June 30, 2022, Ford Bank GmbH (“Ford Bank”) had liquidity of €306 million (equivalent to $318 million) and FCE Bank plc (“FCE”) had liquidity in the form of £77 million (equivalent to $93 million) of eligible collateral available for use in the monetary policy programs of the European Central Bank and Bank of England, respectively.

Unsecured Credit Facilities. At June 30, 2022, we and our majority-owned subsidiaries had $2.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At June 30, 2022, $2.0 billion was available for use.

At June 30, 2022, £440 million (equivalent to $533 million) was available for use under FCE’s £690 million (equivalent to $836 million) syndicated credit facility (the “FCE Credit Agreement”) and all €240 million (equivalent to $250 million) was available for use under Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). Effective July 22, 2022, FCE and Ford Bank extended the maturity dates of the FCE Credit Agreement and Ford Bank Credit Agreement to 2025 with total commitments under each agreement of £685 million and €210 million, respectively.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	July - December 2022	2023	2024	2025 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$46	$75	$98	$127
Total debt (b)	36	61	79	111
Memo: Unsecured long-term debt maturities	6	8	11	26
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond second quarter 2023. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of June 30, 2022, we had $127 billion of assets, $65 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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

The following table shows the calculation of our financial statement leverage (in billions):

	June 30, 2021	December 31, 2021	June 30, 2022
Leverage Calculation
Debt	$121.0	$117.7	$109.5
Equity	$13.1	$12.4	$12.0
Financial statement leverage (to 1)	9.3	9.5	9.1

We plan our leverage by considering market conditions and the risk characteristics of our business. At June 30, 2022, our financial statement leverage was 9.1:1, at the lower end of our 9:1 to 10:1 target range.

Outlook

For the full year, we expect EBT of about $3 billion before charges related to our exit of South America. Our guidance reflects primarily lower credit loss reserve releases, fewer returned off-lease vehicles, and more normalized credit losses. We also expect auction values to remain strong but to decline in the second half of the year as the supply of new vehicles improves.

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

Accounting Standards Issued But Not Yet Adopted

ASUs 2022-01 and 2022-03 were assessed and are not expected to have a material impact to our financial statements and disclosures. We are presently assessing the impact of ASU 2022-02. For additional information, see Note 2 of our Notes to the Financial Statements.

ASU		Effective Date (a)
2022-01	Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method	January 1, 2023
2022-02	Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	January 1, 2023
2022-03	Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	January 1, 2024
__________
(a)Early adoption for each of the standards is permitted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2021 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2022, all else constant, such an increase in interest rates would decrease our pre-tax cash flow by $27 million over the next 12 months, compared with a decrease of $76 million at December 31, 2021. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Executive Vice President, Chief Financial Officer (“CFO”), Treasurer and Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2022, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Executive Vice President, Chief Financial Officer,
Treasurer, and Strategy

Date:	July 27, 2022