Form 10-Q
period 2022-09-30
FORD MOTOR CREDIT CO LLC
filed 2022-10-27
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

Exhibit Index begins on page 39

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended September 30,
	2021	2022	2021	2022
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,285	$1,123	$4,032	$3,500
Retail financing	955	857	2,949	2,637
Dealer financing	148	270	621	655
Other financing	9	17	36	39
Total financing revenue	2,397	2,267	7,638	6,831
Depreciation on vehicles subject to operating leases	(441)	(579)	(1,200)	(1,643)
Interest expense	(668)	(851)	(2,152)	(2,119)
Net financing margin	1,288	837	4,286	3,069
Other revenue
Insurance premiums earned	15	19	59	51
Fee based revenue and other	61	17	134	95
Total financing margin and other revenue	1,364	873	4,479	3,215
Expenses
Operating expenses	323	336	988	991
Provision for/(Benefit from) credit losses (Note 4)	(59)	39	(265)	(81)
Insurance expenses	5	(2)	14	—
Total expenses	269	373	737	910

Other income/(loss), net (Note 11)	(18)	89	(80)	(59)

Income before income taxes	1,077	589	3,662	2,246
Provision for/(Benefit from) income taxes	97	151	186	335
Net income	$980	$438	$3,476	$1,911

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2021	2022	2021	2022
	Third Quarter		First Nine Months
	(unaudited)
Net income	$980	$438	$3,476	$1,911
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(179)	(476)	(172)	(922)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	—	—	231
Comprehensive income/(loss)	$801	$(38)	$3,304	$1,220

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2021	September 30, 2022
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$10,963	$6,351
Marketable securities (Note 3)	2,173	1,845
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	85,347	87,083
Finance leases	7,003	5,911
Total finance receivables, net of allowance for credit losses of $925 and $760 (Note 4)	92,350	92,994
Net investment in operating leases (Note 5)	25,167	22,478
Notes and accounts receivable from affiliated companies	703	641
Derivative financial instruments (Note 7)	1,065	1,165
Other assets (Note 8)	2,524	2,444
Total assets	$134,945	$127,918

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,051	$1,227
Affiliated companies	425	693
Total accounts payable	1,476	1,920
Debt (Note 9)	117,717	108,044
Deferred income taxes	676	876
Derivative financial instruments (Note 7)	512	3,628
Other liabilities and deferred revenue (Note 8)	2,166	2,015
Total liabilities	122,547	116,483

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,166
Accumulated other comprehensive income/(loss)	(690)	(1,381)
Retained earnings	7,839	7,650
Shareholder’s interest attributable to Ford Motor Credit Company	12,376	11,435
Shareholder’s interest attributable to noncontrolling interests	22	—
Total shareholder’s interest	12,398	11,435
Total liabilities and shareholder’s interest	$134,945	$127,918

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2021	September 30, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$3,407	$2,116
Finance receivables, net	43,001	42,657
Net investment in operating leases	7,540	11,016
Derivative financial instruments	39	272
LIABILITIES
Debt	$38,274	$38,121
Derivative financial instruments	6	—

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest	Shareholder’s Interest Attributable to Non-controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2020	$5,227	$(478)	$10,818	$15,567	$—	$15,567
Net income/(loss)	—	—	845	845	—	845
Other comprehensive income/(loss), net of tax	—	(101)	—	(101)	—	(101)
Distributions declared	—	—	(1,000)	(1,000)	—	(1,000)
Balance at March 31, 2021	$5,227	$(579)	$10,663	$15,311	$—	$15,311

Net income/(loss)	—	—	1,651	1,651	—	1,651
Other comprehensive income/(loss), net of tax	—	108	—	108	—	108
Distributions declared	—	—	(4,000)	(4,000)	—	(4,000)
Balance at June 30, 2021	$5,227	$(471)	$8,314	$13,070	$—	$13,070

Net income/(loss)	—	—	980	980	—	980
Other comprehensive income/(loss), net of tax	—	(179)	—	(179)	—	(179)
Distributions declared	—	—	(1,500)	(1,500)	—	(1,500)
Balance at September 30, 2021	$5,227	$(650)	$7,794	$12,371	$—	$12,371

Balance at December 31, 2021	$5,227	$(690)	$7,839	$12,376	$22	$12,398
Net income/(loss)	—	—	669	669	—	669
Other comprehensive income/(loss), net of tax	—	152	—	152	—	152
Distributions declared	—	—	(1,000)	(1,000)	—	(1,000)
Other (Note 10)	(61)	—	—	(61)	(22)	(83)
Balance at March 31, 2022	$5,166	$(538)	$7,508	$12,136	$—	$12,136

Net income/(loss)	—	—	804	804	—	804
Other comprehensive income/(loss), net of tax	—	(367)	—	(367)	—	(367)
Distributions declared	—	—	(600)	(600)	—	(600)
Balance at June 30, 2022	$5,166	$(905)	$7,712	$11,973	$—	$11,973

Net income/(loss)	—	—	438	438	—	438
Other comprehensive income/(loss), net of tax	—	(476)	—	(476)	—	(476)
Distributions declared	—	—	(500)	(500)	—	(500)
Balance at September 30, 2022	$5,166	$(1,381)	$7,650	$11,435	$—	$11,435

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2021	2022
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income	$3,476	$1,911
Provision for/(Benefit from) credit losses	(265)	(81)
Depreciation and amortization	1,752	2,131
Amortization of upfront interest supplements	(1,716)	(1,428)
Net change in deferred income taxes	(15)	278
Net change in other assets	558	(377)
Net change in other liabilities	(43)	668
All other operating activities	119	83
Net cash provided by/(used in) operating activities	3,866	3,185

Cash flows from investing activities
Purchases of finance receivables	(25,076)	(24,934)
Principal collections of finance receivables	31,378	28,252
Purchases of operating lease vehicles	(8,367)	(6,949)
Proceeds from termination of operating lease vehicles	8,716	7,736
Net change in wholesale receivables and other short-duration receivables	8,525	(6,800)
Purchases of marketable securities and other investments	(7,143)	(3,341)
Proceeds from sales and maturities of marketable securities	9,940	3,585
Settlements of derivatives	(44)	179
All other investing activities	(53)	(69)
Net cash provided by/(used in) investing activities	17,876	(2,341)

Cash flows from financing activities
Proceeds from issuances of long-term debt	17,000	29,560
Payments of long-term debt	(35,729)	(33,578)
Net change in short-term debt	1,712	1,137
Cash distributions to parent	(6,500)	(2,100)
All other financing activities	(52)	(58)
Net cash provided by/(used in) financing activities	(23,569)	(5,039)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(77)	(443)

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(1,904)	$(4,638)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$14,996	$11,091
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,904)	(4,638)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$13,092	$6,453

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

Accounting Standards Issued But Not Yet Adopted

ASU 2022-02, Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that eliminates the troubled debt recognition and measurement guidance. The new standard requires that an entity apply the loan refinancing and restructuring guidance in ASC 310 to all loan modifications and/or receivable modifications. It also enhances disclosure requirements for certain refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requires disclosure of current-period gross charge-offs by year of origination in the vintage disclosure. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of the new standard is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2021	September 30, 2022
Cash and cash equivalents
United States government	1	$711	$30
United States government agencies	2	240	—
Non-United States government and agencies	2	152	369
Corporate debt	2	940	663
Total marketable securities classified as cash equivalents		2,043	1,062
Cash, time deposits, and money market funds		8,920	5,289
Total cash and cash equivalents		$10,963	$6,351

Marketable securities
United States government	1	$864	$305
United States government agencies	2	75	245
Non-United States government and agencies	2	697	866
Corporate debt	2	304	265
Other marketable securities	2	233	164
Total marketable securities		$2,173	$1,845

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2021	September 30, 2022
Cash and cash equivalents	$10,963	$6,351
Restricted cash (a)	128	102
Total cash, cash equivalents, and restricted cash	$11,091	$6,453
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2021	September 30, 2022
Consumer
Retail installment contracts, gross	$69,247	$64,613
Finance leases, gross	7,318	6,196
Retail financing, gross	76,565	70,809
Unearned interest supplements from Ford and affiliated companies	(3,020)	(2,311)
Consumer finance receivables	73,545	68,498

Non-Consumer
Dealer financing	18,197	23,636
Other financing	1,533	1,620
Non-Consumer finance receivables	19,730	25,256
Total recorded investment	$93,275	$93,754

Recorded investment in finance receivables	$93,275	$93,754
Allowance for credit losses	(925)	(760)
Total finance receivables, net	$92,350	$92,994

Net finance receivables subject to fair value (a)	$85,347	$87,083
Fair value (b)	86,199	84,625
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2021 and 2022 was $86 million and $73 million, respectively, and for the first nine months of 2021 and 2022 was $264 million and $223 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2021 and September 30, 2022, accrued interest was $125 million and $132 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of consumer receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31-60 days past due	$39	$52	$98	$120	$186	$91	$586	0.8%
61-120 days past due	7	10	20	29	40	21	127	0.2%
Greater than 120 days past due	10	6	6	9	11	1	43	—%
Total past due	56	68	124	158	237	113	756	1.0%
Current	812	2,608	6,568	12,717	22,730	27,354	72,789	99.0%
Total	$868	$2,676	$6,692	$12,875	$22,967	$27,467	$73,545	100.0%

The credit quality analysis of consumer receivables at September 30, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31-60 days past due	$46	$60	$85	$165	$120	$63	$539	0.8%
61-120 days past due	9	12	19	34	30	14	118	0.2%
Greater than 120 days past due	10	5	6	7	7	2	37	—%
Total past due	65	77	110	206	157	79	694	1.0%
Current	1,273	3,322	7,297	15,423	19,979	20,510	67,804	99.0%
Total	$1,338	$3,399	$7,407	$15,629	$20,136	$20,589	$68,498	100.0%
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

The credit quality analysis of dealer financing receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2017	2017	2018	2019	2020	2021	Total	Wholesale Loans	Total	Percent
Group I	$391	$68	$151	$45	$109	$345	$1,109	$13,670	$14,779	81.2%
Group II	11	7	26	2	4	54	104	2,689	2,793	15.3%
Group III	8	—	1	—	1	20	30	529	559	3.1%
Group IV	—	—	4	—	—	6	10	56	66	0.4%
Total (a)	$410	$75	$182	$47	$114	$425	$1,253	$16,944	$18,197	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2021 were $62 million.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at September 30, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total	Wholesale Loans	Total	Percent
Group I	$418	$153	$37	$65	$196	$209	$1,078	$19,597	$20,675	87.5%
Group II	2	22	1	5	—	39	69	2,596	2,665	11.3%
Group III	—	—	—	—	—	10	10	250	260	1.1%
Group IV	—	—	1	—	—	3	4	32	36	0.1%
Total (a)	$420	$175	$39	$70	$196	$261	$1,161	$22,475	$23,636	100.0%
__________
(a)Total past due dealer financing receivables at September 30, 2022 were $5 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2021			First Nine Months 2021
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,022	$39	$1,061	$1,245	$60	$1,305
Charge-offs	(58)	(2)	(60)	(210)	(5)	(215)
Recoveries	50	1	51	158	6	164
Provision for/(Benefit from) credit losses	(58)	(1)	(59)	(242)	(23)	(265)
Other (a)	(9)	—	(9)	(4)	(1)	(5)
Ending balance	$947	$37	$984	$947	$37	$984

	Third Quarter 2022			First Nine Months 2022
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$754	$9	$763	$903	$22	$925
Charge-offs	(73)	—	(73)	(196)	(1)	(197)
Recoveries	39	1	40	126	3	129
Provision for/(Benefit from) credit losses	40	(1)	39	(67)	(14)	(81)
Other (a)	(9)	—	(9)	(15)	(1)	(16)
Ending balance	$751	$9	$760	$751	$9	$760
__________
(a)Primarily represents amounts related to translation adjustments.

During the third quarter and first nine months of 2022, the allowance for credit losses decreased $3 million and $165 million, respectively, primarily due to our current expectation that COVID-related losses have been avoided. Although net charge-offs remained low in the third quarter and first nine months of 2022, due, in part, to high vehicle auction values, the impact of rising inflation, high energy prices, and higher interest rates on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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
Net investment in operating leases was as follows (in millions):

	December 31, 2021	September 30, 2022
Vehicles, at cost (a)	$29,982	$26,740
Accumulated depreciation	(4,815)	(4,262)
Net investment in operating leases	$25,167	$22,478
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
From time to time in Europe, we may retain all of the economic interests in some of our public asset-backed securitization transactions. The most senior retained notes are held as, or with the intent to become, eligible collateral to access central bank liquidity facilities in Europe. In addition, we regularly pledge receivables that are not securitized as eligible collateral for these facilities. In accordance with applicable regulatory guidance, the underlying assets in these transactions are considered unencumbered if they are not being used as security for central bank funding. At December 31, 2021 and September 30, 2022, the value of unencumbered assets related to these transactions was $0.9 billion and $0.4 billion, respectively.
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	September 30, 2022
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.5	$29.0	$0.3	$28.7	$24.4
Wholesale financing	0.1	14.0	—	14.0	6.4
Finance receivables	1.6	43.0	0.3	42.7	30.8
Net investment in operating leases	0.5	11.0	—	11.0	7.3
Total VIE	$2.1	$54.0	$0.3	$53.7	$38.1

Non-VIE
Retail financing	$0.5	$11.7	$0.1	$11.6	$10.5
Wholesale financing	—	0.3	—	0.3	0.3
Finance receivables	0.5	12.0	0.1	11.9	10.8
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.5	$12.0	$0.1	$11.9	$10.8

Total securitization transactions
Retail financing	$2.0	$40.7	$0.4	$40.3	$34.9
Wholesale financing	0.1	14.3	—	14.3	6.7
Finance receivables	2.1	55.0	0.4	54.6	41.6
Net investment in operating leases	0.5	11.0	—	11.0	7.3
Total securitization transactions	$2.6	$66.0	$0.4	$65.6	$48.9
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
Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$98	$(39)	$299	$62
Fair value changes on hedging instruments	(142)	(600)	(680)	(1,922)
Fair value changes on hedged debt	135	615	638	1,991
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(2)	(8)	(6)	(17)
Fair value changes on hedging instruments	(28)	(66)	(67)	(164)
Fair value changes on hedged debt	25	67	58	173
Derivatives not designated as hedging instruments
Interest rate contracts	—	130	(25)	342
Foreign currency exchange contracts (a)	79	112	87	137
Cross-currency interest rate swap contracts	(194)	(494)	(390)	(1,164)
Total	$(29)	$(283)	$(86)	$(562)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2021			September 30, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$23,893	$544	$274	$19,159	$—	$1,645
Cross-currency interest rate swap contracts	885	—	49	885	—	220
Derivatives not designated as hedging instruments
Interest rate contracts	50,060	338	126	50,195	946	572
Foreign currency exchange contracts	4,407	66	2	5,144	209	83
Cross-currency interest rate swap contracts	6,533	117	61	6,583	10	1,108
Total derivative financial instruments, gross (a) (b)	$85,778	$1,065	$512	$81,966	$1,165	$3,628
__________
(a)At December 31, 2021 and September 30, 2022, we held collateral of $26 million and $225 million, respectively, and we posted collateral of $71 million and $182 million, respectively.
(b)At December 31, 2021 and September 30, 2022, the fair value of assets and liabilities available for counterparty netting was $415 million and $225 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2021	September 30, 2022
Prepaid reinsurance premiums and other reinsurance recoverables	$743	$772
Accrued interest and other non-finance receivables	584	509
Property and equipment, net of accumulated depreciation (a)	224	222
Deferred charges - income taxes	190	171
Collateral held for resale, at net realizable value	258	180
Investment in non-consolidated affiliates	133	154
Restricted cash	128	102
Operating lease assets	76	62
Other	188	272
Total other assets	$2,524	$2,444
__________
(a)Accumulated depreciation was $397 million and $399 million at December 31, 2021 and September 30, 2022, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2021	September 30, 2022
Unearned insurance premiums and fees	$857	$885
Interest payable	667	590
Income tax and related interest (a)	229	233
Operating lease liabilities	78	64
Deferred revenue	62	23
Other	273	220
Total other liabilities and deferred revenue	$2,166	$2,015
__________
(a)Includes income tax and interest payable to affiliated companies of $101 million and $137 million at December 31, 2021 and September 30, 2022, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2021	September 30, 2022	2021	2022	2021	2022
Short-term debt
Unsecured debt
Floating rate demand notes	$9,400	$9,516
Other short-term debt	4,701	4,331
Asset-backed debt (a)	709	849
Total short-term debt	14,810	14,696	1.2%	2.5%	1.3%	2.5%
Long-term debt
Unsecured debt
Notes payable within one year	13,660	8,146
Notes payable after one year	44,337	39,006
Asset-backed debt (a)
Notes payable within one year	18,049	19,997
Notes payable after one year	26,654	28,137
Unamortized (discount)/premium	29	24
Unamortized issuance costs	(212)	(197)
Fair value adjustments (b)	390	(1,765)
Total long-term debt	102,907	93,348	2.6%	3.1%	2.6%	3.1%
Total debt	$117,717	$108,044	2.4%	3.0%	2.4%	3.0%

Fair value of debt (c)	$120,204	$105,177
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $257 million and $112 million at December 31, 2021 and September 30, 2022, respectively. The carrying value of hedged debt was $37.5 billion and $31.2 billion at December 31, 2021 and September 30, 2022, respectively.
(c)At December 31, 2021 and September 30, 2022, the fair value of debt includes $14.1 billion and $13.9 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. RESTRUCTURING ACTIONS

In June 2021, we announced that our subsidiaries in Brazil and Argentina would cease originating receivables and wind down operations. During the fourth quarter of 2021, we completed the sale of our wholesale and dealer receivables portfolio in Brazil and ceased originations of wholesale and dealer receivables in Argentina. During the first nine months of 2022, we reclassified accumulated foreign currency translation losses of $155 million to Other income/(loss), net upon the liquidation of three of our investments in Brazil.

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

Accumulated foreign currency translation losses associated with our remaining investments in Brazil and Argentina included in Accumulated other comprehensive income/(loss) at September 30, 2022 were $223 million. We expect to reclassify these losses to income upon substantially complete liquidation of our investments, which may occur over multiple reporting periods. Although the timing for the completion of these actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

NOTE 11. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Gains/(losses) on derivatives	$(140)	$(301)	$(381)	$(807)
Currency revaluation gains/(losses)	109	351	262	920
Interest and investment income (a)	9	30	22	26
Gains/(losses) on changes in investments in affiliates (b)	—	—	1	(231)
Other	4	9	16	33
Total other income/(loss), net	$(18)	$89	$(80)	$(59)
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

Effective with first quarter 2022 reporting, we eliminated the use of non-GAAP measures and now present receivables on a net basis. Beginning in the third quarter of 2022, consistent with how our Chief Operating Decision Maker assesses performance of the segments and makes decisions about resource allocations, we changed the measurements used in allocating interest and governance expenses among the operating segments. Prior period amounts have been adjusted retrospectively to reflect the foregoing changes.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at September 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
Third Quarter 2021
Total revenue	$2,129	$208	$136	$2,473	$—	$2,473
Income before income taxes	960	61	57	1,078	(1)	1,077
Depreciation on vehicles subject to operating leases	439	2	—	441	—	441
Interest expense	584	57	44	685	(17)	668
Provision for credit losses	(67)	1	7	(59)	—	(59)

Third Quarter 2022
Total revenue	$2,015	$188	$100	$2,303	$—	$2,303
Income before income taxes	394	74	24	492	97	589
Depreciation on vehicles subject to operating leases	588	(9)	—	579	—	579
Interest expense	792	52	47	891	(40)	851
Provision for credit losses	42	(12)	9	39	—	39

First Nine Months 2021
Total revenue	$6,808	$687	$336	$7,831	$—	$7,831
Income before income taxes	3,383	220	89	3,692	(30)	3,662
Depreciation on vehicles subject to operating leases	1,185	15	—	1,200	—	1,200
Interest expense	1,857	195	129	2,181	(29)	2,152
Provision for credit losses	(284)	(6)	25	(265)	—	(265)
Net finance receivables and net investment in operating leases (a)	92,955	18,396	5,112	116,463	—	116,463
Total assets	108,917	21,163	5,988	136,068	—	136,068

First Nine Months 2022
Total revenue	$6,073	$604	$300	$6,977	$—	$6,977
Income before income taxes	1,840	256	(148)	1,948	298	2,246
Depreciation on vehicles subject to operating leases	1,673	(30)	—	1,643	—	1,643
Interest expense	1,998	148	141	2,287	(168)	2,119
Provision for credit losses	(82)	(17)	18	(81)	—	(81)
Net finance receivables and net investment in operating leases (a)	93,930	16,454	5,088	115,472	—	115,472
Total assets	102,916	19,282	5,720	127,918	—	127,918
__________
(a)Excludes held-for-sale finance receivables.

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

The maximum potential payments under these guarantees and limited indemnities totaled $102 million and $87 million at December 31, 2021 and September 30, 2022, respectively. Of these values, $19 million at both December 31, 2021 and September 30, 2022 were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2021 or September 30, 2022.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

COVID-19 and Supplier Disruptions

The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Outbreaks in certain regions continue to cause intermittent COVID-19-related disruptions in Ford’s supply chain and local manufacturing operations. Ford also continues to face supplier disruptions due to labor shortages and other production issues, in addition to the continuing semiconductor shortage. Ford’s inconsistent production schedule has been disruptive to its suppliers’ operations, which, in turn, has led to a limited availability of certain parts and delivery delays. Further, actions taken by Russia in Ukraine have impacted and could further impact Ford’s suppliers, particularly its lower tier suppliers, as well as Ford’s operations in Europe. For additional information on the impact of supplier disruptions, see the “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” section in Item 7 of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Item 2 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

Inflation and Interest Rates

We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures in the wake of Russia’s invasion of Ukraine, driving up energy prices, freight premiums, and other operating costs. Inflation in the United States peaked at a year-over-year rate of 9.1% in June, before moderating to a still-elevated 8.2% in September as gasoline prices eased. In Europe, energy price pressures and inflation have remained on an upward path, with September U.K. inflation rebounding to 10.1% and Euro Area inflation at 9.9%, both on a year-over-year basis. Interest rates have increased quickly and substantially as central banks in developed countries raise interest rates in an effort to subdue inflation, while government deficits and debt remain at high levels in many global markets. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business.

Reporting Changes

Effective with the first quarter of 2022, we no longer review our business performance on a managed basis. Accordingly, we will no longer include managed receivables or managed leverage in our periodic reports. Beginning in the third quarter of 2022, we changed the measurements used in allocating interest and governance expenses among the operating segments. Prior period amounts have been adjusted retrospectively to reflect the foregoing changes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Third Quarter			First Nine Months
GAAP Financial Measures	2021	2022	H / (L)	2021	2022	H / (L)
Total Net Receivables ($B)	$116.5	$115.5	(1)%	$116.5	$115.5	(1)%
Loss-to-Receivables (bps) (a)	—	18	18	5	10	5
Auction values (b)	$30,350	$30,305	—%	$26,715	$30,635	15%
EBT ($M)	$1,077	$589	$(488)	$3,662	$2,246	$(1,416)
ROE (%)	29.2%	14.6%	(14.6) ppts	32.3%	20.9%	(11.4) ppts

Other Balance Sheet Metrics
Debt ($B)				$119.0	$108.0	(9)%
Net liquidity ($B)				$33.0	$20.9	(37)%
Financial statement leverage (to 1)				9.6	9.4	(0.2)
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at Q3 2022 mix. First nine months amounts at first nine months 2022 mix.

Third Quarter 2022 Compared with Third Quarter 2021

The following table shows the factors that contributed to the third quarter 2022 EBT (in millions):

Change in EBT by Causal Factor
Third quarter 2021 EBT	$1,077
Volume / Mix	(46)
Financing margin	(136)
Credit loss	(96)
Lease residual	(211)
Exchange	(15)
Other	16
Third quarter 2022 EBT	$589

Our third quarter 2022 EBT was $589 million, $488 million lower than a year ago, primarily reflecting lower lease residual gains driven by lower lease return volume, unfavorable changes in net financing margin, and lower credit loss reserve releases, offset partially by positive market valuation adjustments to derivatives, which is included in Other. ROE was 14.6%, 14.6 percentage points lower than a year ago driven by lower net income. Total net receivables were $115.5 billion, $1.0 billion or 1% lower than a year ago, reflecting the impact of currency exchange rates, lower consumer financing, and fewer operating leases, partially offset by increased non-consumer financing. The LTR ratio remained at a low level in the third quarter of 2022, at 18 basis points, though higher than a year ago as losses begin to normalize from historic lows. U.S. auction values in the third quarter of 2022 were flat compared to a year ago. Our balance sheet is strong and inherently liquid, reflecting cumulative debt maturities having a longer tenor than asset maturities. At the end of the third quarter, we had $20.9 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended September 30 are shown below (in millions):

	Third Quarter			First Nine Months
	2021	2022	H / (L)	2021	2022	H / (L)
Results (a)
United States and Canada segment	$960	$394	$(566)	$3,383	$1,840	$(1,543)
Europe segment	61	74	13	220	256	36
All Other segment	57	24	(33)	89	(148)	(237)
Total segments earnings before taxes	$1,078	$492	$(586)	$3,692	$1,948	$(1,744)
Unallocated other	(1)	97	98	(30)	298	328
Earnings before taxes	$1,077	$589	$(488)	$3,662	$2,246	$(1,416)
Provision for/(Benefit from) income taxes	97	151	54	186	335	149
Net Income	$980	$438	$(542)	$3,476	$1,911	$(1,565)
__________
(a)Beginning in the third quarter of 2022, there were changes in the allocation of interest and governance expenses among the operating segments. Prior periods have been adjusted retrospectively to reflect these changes.

For additional information, see Note 12 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment third quarter 2022 EBT of $394 million was $566 million lower than third quarter 2021, explained primarily by lower lease residual gains driven by lower lease return volume, unfavorable changes in net financing margin, and lower credit loss reserve releases. United States and Canada segment first nine months of 2022 EBT of $1,840 million was $1,543 million lower than the first nine months of 2021, explained primarily by lower lease residual gains driven by lower lease return volume, unfavorable changes in net financing margin, lower credit loss reserve releases, and lower volume driven by supply constraints as well as lower Ford Credit share.

Europe Segment

The Europe segment third quarter 2022 EBT of $74 million was $13 million higher than third quarter 2021, more than explained by changes to credit loss reserve releases and favorable used vehicle values. The Europe segment first nine months of 2022 EBT of $256 million was $36 million higher than the first nine months of 2021, explained primarily by favorable used vehicle values, offset partially by lower volume driven by supply constraints.

All Other Segment

The All Other segment third quarter 2022 EBT of $24 million was $33 million lower than third quarter 2021, explained primarily by the non-recurrence of South America restructuring effects. All Other segment first nine months loss of $148 million was $237 million lower than first nine months of 2021, explained primarily by restructuring. For additional information on our restructuring in South America, refer to Note 10 of our Notes to the Financial Statements.

Unallocated Other

Unallocated Other was a $97 million gain for third quarter 2022, a $98 million improvement from third quarter 2021, reflecting positive market valuation adjustments to derivatives due to higher interest rates. Unallocated Other first nine months of 2022 EBT of $298 million was $328 million higher than the first nine months of 2021, reflecting positive market valuation adjustments to derivatives due to higher interest rates.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Share of Ford and Lincoln Sales (a)
United States	46%	41%	47%	41%
Canada	72	77	69	70
United Kingdom	34	36	35	35
Germany	39	33	39	35
China	45	46	44	45

Wholesale Share
United States	72%	73%	72%	73%
Canada	8	7	10	7
United Kingdom	100	100	100	100
Germany	90	92	91	91
China	66	69	66	68

Contract Placement Volume - New and Used (000)
United States	149	172	532	484
Canada	34	43	96	101
United Kingdom	18	25	68	70
Germany	16	12	54	42
China	39	37	103	97
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet sales.

United States contract placement volumes in the third quarter of 2022 were higher than a year ago, reflecting higher Ford deliveries. Canada contract placement volumes in the third quarter of 2022 were higher than a year ago, reflecting higher Ford deliveries and Ford Credit share. United Kingdom contract placement volumes in the third quarter of 2022 were higher than a year ago, reflecting higher Ford sales. Germany contract placement volumes in the third quarter of 2022 were lower than a year ago, reflecting lower Ford Credit share. China contract placement volumes in the third quarter of 2022 were lower than a year ago, reflecting lower Ford deliveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2021	December 31, 2021	September 30, 2022
Net Receivables
United States and Canada Segment
Consumer financing	$54.7	$55.6	$53.8
Non-Consumer financing	13.1	13.7	17.7
Net investment in operating leases	25.2	25.0	22.4
Total United States and Canada Segment	$93.0	$94.3	$93.9

Europe Segment
Consumer financing	$13.4	$12.7	$10.2
Non-Consumer financing	4.7	4.7	6.2
Net investment in operating leases	0.3	0.2	0.1
Total Europe Segment	$18.4	$17.6	$16.5

All Other Segment
Consumer financing	$3.9	$4.3	$3.8
Non-Consumer financing	1.2	1.3	1.3
Net investment in operating leases	—	—	—
Total Other Segment	$5.1	$5.6	$5.1

Total net receivables	$116.5	$117.5	$115.5

At September 30, 2021, December 31, 2021, and September 30, 2022, total net receivables includes consumer receivables before allowance for credit losses of $37.3 billion, $39.0 billion, and $40.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $12.3 billion, $12.0 billion, and $14.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2021, December 31, 2021, and September 30, 2022, total net receivables includes net investment in operating leases of $8.8 billion, $7.5 billion, and $11.0 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2021 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.
Total net receivables at September 30, 2022 were $1.0 billion lower compared with September 30, 2021 and $2.0 billion lower compared with December 31, 2021, primarily resulting from currency exchange rates, lower consumer financing, and fewer operating leases, partially offset by increased non-consumer financing.
Our operating lease portfolio was 20% of total net receivables at September 30, 2022. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent over 99% of our total operating lease portfolio.

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

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Origination Metrics
Average placement FICO	751	743	748	747
Higher risk portfolio mix	5%	5%	5%	5%
Greater than or equal to 84 months placement mix	3%	9%	4%	6%
Average placement term (months)	62	64	63	63

Our third quarter 2022 average placement FICO score decreased compared with the same period a year ago, but remains strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 5% of our portfolio and has been stable for over 15 years.

During the third quarter of 2022, our average retail financing placement term increased by two months from a year ago. Retail financing contracts of 84 months and longer increased compared to a year ago, and continue to be a small part of our business. We remain focused on managing the trade cycle—building customer relationships and loyalty while offering financing products and terms that customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 67% of our worldwide consumer finance receivables at September 30, 2022.

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.11%	0.15%	0.11%	0.15%
Repossessions (000)	3	4	11	11
Repossession ratio	0.71%	0.78%	0.75%	0.74%
Loss severity (000) (a)	$8.3	$9.6	$8.9	$8.5
Net charge-offs ($M)	$—	$21	$20	$37
LTR ratio (%) (b)	—%	0.18%	0.05%	0.10%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b) See Definitions and Information Regarding Causal Factors section for calculation.

Delinquencies have normalized to pre-pandemic levels. While increasing from a year ago, repossessions, net charge-offs, and LTR ratio continue to be low by historical standards, reflecting high used vehicle auction values that contributed to low losses. Loss severity increased from a year ago and is beginning to normalize from historically low levels. While credit performance has remained strong, rising inflation and interest rates have caused further economic uncertainty and the future impact on our retail credit losses remains uncertain.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Net charge-offs ($M)	$9	$33	$51	$68
LTR ratio (%) (a)	0.04%	0.14%	0.07%	0.10%
Credit loss reserve ($M)	$984	$760	$984	$760
Reserve as percent of EOP Receivables (a)	1.04%	0.79%	1.04%	0.79%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the third quarter of 2022 continue to be low, reflecting the impact of high used vehicle auction values.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The credit loss reserve and reserve as a percent of end of period receivables were both lower than a year ago, reflecting low net charge-offs and our current expectation that COVID-related losses have been avoided. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. The credit loss reserve at September 30, 2022 considers a range of potential scenarios that include the economic impact of rising inflation, high energy prices, and higher interest rates. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 81% of our total net investment in operating leases at September 30, 2022.

	Third Quarter		First Nine Months
	2021	2022	2021	2022
Lease Share of Retail Sales
Ford Credit	15%	12%	16%	13%
Industry (a)	23%	16%	25%	17%

Placement Volume (000)
24-Month	12	12	33	37
36-Month	28	26	106	75
39-Month / Other	3	4	23	20
Total	43	42	162	132

Residual Performance
Return rates	24%	11%	39%	11%
Return volume (000)	21	9	108	27
Off-lease auction values (b)	$30,350	$30,305	$26,715	$30,635
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q3 2022 mix; first nine months amounts at first nine months 2022 mix.

Our United States operating lease share of retail sales in the third quarter of 2022 was lower compared with a year ago and remains below the industry average, reflecting the Ford sales mix. Our first nine months of 2022 total lease placement volume was down compared with a year ago, reflecting lower total industry volume, lower Ford retail deliveries, and lower Ford Credit share of Ford retail sales.

Lease return volume and return rate in the third quarter of 2022 were down from a year ago, reflecting low new vehicle production due to supply constraints. Our third quarter 2022 36-month off-lease auction values were about flat year-over-year. We believe auction values have peaked and are expected to decline as new vehicle inventory continues to improve. We expect return rates to remain low in the near term.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q Report for the quarter ended June 30, 2022.

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

We ended the third quarter of 2022 with $20.9 billion of liquidity. During the quarter, we completed $2 billion of public term funding.

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

The following table shows funding for our net receivables (in billions):

Funding Structure	September 30, 2021	December 31, 2021	September 30, 2022
Term unsecured debt	$62.0	$59.4	$46.4
Term asset-backed securities	45.1	45.4	48.9
Ford Interest Advantage / Retail Deposits	11.9	12.9	12.7
Other	(0.6)	(0.2)	3.6
Equity	12.4	12.4	11.4
Adjustments for cash	(14.3)	(12.4)	(7.5)
Total Net Receivables	$116.5	$117.5	$115.5

Securitized Funding as a percent of Total Debt	37.9%	38.5%	45.3%

Net receivables of $115.5 billion as of September 30, 2022, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 45.3% at the end of the third quarter.

Public Term Funding Plan

The following table shows our issuances for full year 2020 and 2021, planned issuances for full year 2022, and our global public term funding issuances through October 25, 2022, excluding short-term funding programs (in billions):

	2020 Actual	2021 Actual	2022 Forecast	Through October 25
Unsecured	$14	$5	5-7	$5
Securitizations	13	9	9-10	8
Total public	$27	$14	14-17	$13

For 2022, we now project full year public term funding in the range of $14 billion to $17 billion. Through October 25, 2022, we have completed $13 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	September 30, 2021	December 31, 2021	September 30, 2022
Liquidity Sources
Cash	$14.3	$12.4	$7.5
Committed asset-backed facilities	37.7	37.1	34.2
Other unsecured credit facilities	2.7	2.7	2.1
Total liquidity sources	$54.7	$52.2	$43.8

Utilization of Liquidity
Securitization and restricted cash	$(6.1)	$(3.9)	$(2.7)
Committed asset-backed facilities	(11.5)	(12.5)	(20.0)
Other unsecured credit facilities	(0.4)	(1.0)	(0.5)
Total utilization of liquidity	$(18.0)	$(17.4)	$(23.2)

Gross liquidity	$36.7	$34.8	$20.6
Asset-backed capacity in excess of eligible receivables and other adjustments	(3.7)	(2.8)	0.3
Net liquidity available for use	$33.0	$32.0	$20.9

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2022, our net liquidity available for use was $20.9 billion, $11.1 billion lower than year-end 2021. Our net liquidity remains robust, while reflecting a smaller balance sheet and lower near-term debt maturities following the $3 billion debt repurchase completed in the second quarter of 2022. At September 30, 2022, our liquidity sources totaled $43.8 billion, down $8.4 billion from year-end 2021. We continue to be well capitalized with a strong balance sheet.

Cash.  At September 30, 2022, our Cash totaled $7.5 billion, compared with $12.4 billion at year-end 2021.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our Cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.9 billion and $2.7 billion at December 31, 2021 and September 30, 2022, respectively.

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

Committed Capacity. At September 30, 2022, our committed capacity totaled $36.3 billion, compared with $39.8 billion at December 31, 2021. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $34.2 billion ($21.3 billion of retail financing, $4.1 billion of wholesale financing, and $8.8 billion of operating leases) at September 30, 2022. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $11.3 billion having maturities within the next twelve months and the remaining balance having maturities through third quarter 2024. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2022, $20.0 billion of these commitments were in use and we had $0.2 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of September 30, 2022, Ford Bank GmbH (“Ford Bank”) had liquidity of €39 million (equivalent to $38 million) and FCE Bank plc (“FCE”) had liquidity of £40 million (equivalent to $44 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank and Bank of England, respectively.

Unsecured Credit Facilities. At September 30, 2022, we and our majority-owned subsidiaries had $2.1 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At September 30, 2022, $1.6 billion was available for use.

At September 30, 2022, £446 million (equivalent to $492 million) was available for use under FCE’s £685 million (equivalent to $756 million) syndicated credit facility (the “FCE Credit Agreement”) and all €210 million (equivalent to $205 million) was available for use under Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). FCE Credit Agreement and Ford Bank Credit Agreement both mature in 2025.

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

Ford is party to a 364-Day Revolving Credit Agreement dated June 23, 2022 (the “364-Day Revolving Credit Agreement”), under which the lenders thereto have provided $1.75 billion of commitments to Ford. On October 26, 2022, Ford amended the 364-Day Revolving Credit Agreement to provide for the designation of domestic subsidiary borrowers and designated Ford Credit as a subsidiary borrower.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	October - December 2022	2023	2024	2025 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$38	$69	$93	$127
Total debt (b)	26	56	76	110
Memo: Unsecured long-term debt maturities	3	8	11	25
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond third quarter 2023. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of September 30, 2022, we had $127 billion of assets, $59 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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

The following table shows the calculation of our financial statement leverage (in billions):

	September 30, 2021	December 31, 2021	September 30, 2022
Leverage Calculation
Debt	$119.0	$117.7	$108.0
Equity	$12.4	$12.4	$11.4
Financial statement leverage (to 1)	9.6	9.5	9.4

We plan our leverage by considering market conditions and the risk characteristics of our business. At September 30, 2022, our financial statement leverage was 9.4:1. We target financial statement leverage in the range of 9:1 to 10:1.

Outlook

For the full year, we expect EBT of about $2.7 billion before charges related to our exit of South America. We expect auction values to remain strong, but to modestly decline as the supply of new vehicles improves. We also expect borrowing costs to increase.

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

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2022, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $18 million over the next 12 months, compared with a decrease of $76 million at December 31, 2021. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Brian E. Schaaf, our Executive Vice President, Chief Financial Officer (“CFO”), Treasurer and Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2022, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Brian E. Schaaf
Brian E. Schaaf
Executive Vice President, Chief Financial Officer,
Treasurer, and Strategy

Date:	October 26, 2022