Form 10-K
period 2022-12-31
FORD MOTOR CREDIT CO LLC
filed 2023-02-03
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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

Exhibit Index begins on page 60

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022
i

ii

PART I

ITEM 1. Business.

Overview

Ford Motor Credit Company LLC was incorporated in Delaware in 1959 and converted to a limited liability company in 2007. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website located at https://www.ford.com/finance/investor-center/. These reports can also be found on the SEC’s website located at www.sec.gov.

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K Report” or “Report”) nor filed with the SEC.

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

Item 1. Business (Continued)
United States and Canada Segment

Our United States and Canada segment represented 81% of total net receivables at both year-end 2021 and 2022. Our United States operations accounted for 87% of the United States and Canada segment total net receivables at both year-end 2021 and 2022.

Under the Ford Credit, Lincoln Automotive Financial Services, and Ford Pro FinSimple brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles for personal and commercial use. Operations in some markets may also include joint ventures with local financial institutions and other third parties. In addition, other private label operations and alternative business arrangements exist in some markets.

Europe Segment

Our operations in Europe are managed primarily through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), along with affiliates in Poland, the Netherlands, Belgium, Switzerland, the Czech Republic, and Hungary. This segment represented 15% of total net receivables at both year-end 2021 and 2022. FCE operates in the United Kingdom, has branches in eight other European countries, and has operating subsidiaries in Germany and Italy that provide a variety of retail and dealer financing. The United Kingdom and Germany are our largest markets in Europe, representing 64% and 61% of Europe segment net receivables at year-end 2021 and 2022, respectively. Customers and dealers in Italy, France, and Spain were 29% and 30% of Europe segment net receivables at year-end 2021 and 2022, respectively. FCE, through its Worldwide Trade Financing division, provides financing to distributors and importers in about 70 countries where Ford has no national sales company presence, representing 1% and 2% of Europe segment net receivables at year-end 2021 and 2022, respectively. In addition, other private label operations and alternative business arrangements exist in some markets.

All Other Segment

Our All Other segment includes operations in Mexico, China, and a joint venture in South Africa, and we are winding down our operations in Brazil, Argentina, and India. This segment represented 4% of total net receivables at both year-end 2021 and 2022. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity, or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Ford’s 2022 Form 10-K Report”), filed separately with the SEC.

Ford has sponsored special financing programs available only through Ford Credit. Under these programs, Ford makes interest supplements or other support payments to Ford Credit. These programs increase our financing volume and share of financing sales and operating leases of Ford and Lincoln vehicles. Similar programs may be offered in the future. For additional information regarding interest supplements and other support costs received from affiliated companies, see Notes 4 and 5 of our Notes to the Financial Statements.

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

Item 1. Business (Continued)
We compete mainly on the basis of service and financing rate programs, including those sponsored by Ford. A key foundation of our service is providing broad and consistent purchasing policies for retail financing and operating lease contracts, and consistent support for dealer financing requirements across economic cycles. These policies have helped us build strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing, funding, and servicing our receivables, and efficiently accessing the capital markets. We routinely monitor the capital markets and develop funding plans to optimize our competitive position. Ford-sponsored special financing programs available only through us give us a competitive advantage in providing financing to Ford dealers and their customers.

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

In general, we purchase from dealers retail financing and operating lease contracts that meet our purchase standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically. We automatically obtain information on the applicant including a credit bureau score, if available. We use a proprietary scoring system that measures credit quality using information from sources including the credit application, proposed contract terms, credit bureau data, and other information. After a proprietary risk score is generated, we decide whether to purchase a contract using a decision process based on a judgmental evaluation of the applicant, the credit application, the proposed contract terms, credit bureau information (e.g., FICO score), proprietary risk score, and other information. Our evaluation emphasizes the applicant’s ability to pay and creditworthiness focusing on payment, affordability, applicant credit history, collateral, and stability as key considerations. Purchase decisions are made within a framework of Ford Credit’s purchase quality and risk factor guidelines. Credit applications are typically evaluated first by our electronic decisioning process, which may approve or reject applications, and in some cases provide an alternative funding structure.

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

We offer a variety of retail installment sale financing products. The average original term of our retail installment sale contracts in the United States was 63 months for contracts purchased in both 2021 and 2022. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations.

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

Item 1. Business (Continued)
We offer vehicle-financing programs to retail and commercial customers including leasing companies, government entities, daily rental companies, and fleet customers through sales-type and direct financing leases. These financings include primarily lease plans for terms of 24 to 60 months. We hold a security interest in financed vehicles in almost all instances.  At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in our consumer segment and reported as retail financing. We also offer a retail balloon product under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle and paying any contractually agreed additional charges for excess mileage or excess wear and use. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions.

Net Investment in Operating Leases

We offer leasing plans to retail customers through our dealers. Our highest volume retail-leasing plan is called Red Carpet Lease, which is offered in the United States and Canada through dealers of Ford and Lincoln brands. Under these plans, dealers originate the leases and offer them to us for purchase. Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer. After we purchase a lease from a dealer, the dealer generally has no further obligation to us in connection with the lease. The customer is responsible for properly maintaining the vehicle and is obligated to pay for excess wear and use as well as excess mileage, if any. At the end of the lease, the customer has the option to purchase the vehicle for the price specified in the lease contract, if applicable, or otherwise must return the vehicle to the dealer. If the customer returns the vehicle, we may elect to sell it to the dealer. We generally sell vehicles returned to us to Ford and non-Ford dealers through auctions.

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

In the United States, operating lease terms for new vehicles range primarily from 24 to 39 months. The average original lease term for contracts purchased was 34 months for both 2021 and 2022.

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

Item 1. Business (Continued)
Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 50 days in 2021 compared with 22 days in 2022, primarily due to supply chain constraints combined with robust new vehicle demand. Our wholesale financing program includes financing of large multi-brand dealer groups.

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

Dealer Loans. We make loans to dealers to finance the purchase of dealership real estate, make improvements to dealership facilities, and provide working capital. These loans are typically secured by mortgages on dealership real estate and/or by security interests in other dealership assets. In addition, these loans are generally supported by personal guarantees from the individual owners of the dealership.

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

Item 1. Business (Continued)
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

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income, but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenue in both 2021 and 2022.

Human Capital Resources

People Strategy and Governance

We strive to create an employee experience that enables an inclusive environment of excellence, focus, and collaboration among team members, allowing us to deliver short- and long-term business success. Our ultimate parent, Ford Motor Company, maintains an Executive People Forum consisting of the Chief Executive Officer and members of senior management, which meets monthly with a specific focus on people and organizational topics that will enable and accelerate delivery of the business plan. Key topic areas include Compensation & Retention, Diversity, Equity, and Inclusion (“DEI”), Organization Design, Talent Planning & Development, and Culture.

Item 1. Business (Continued)
Diversity, Equity, and Inclusion

At Ford and Ford Credit, we believe that creating a Culture of Inclusion for all our employees is both foundational to achieving our Ford+ plan and the right thing to do. We offer 12 Employee Resource Groups (“ERGs”) that represent various dimensions of our employee population, including racial, ethnic, gender, religious, sexual orientation and gender identity, ability, and generational communities with chapters throughout the world, in addition to Ford Advocacy for Belonging (“FAB”) Councils in every region. The ERGs and FAB Councils are instrumental in providing a voice to our globally diverse workforce as well as sharing valuable insights into the development of products, services, and experiences. Our holistic DEI strategy includes a strong focus on racial equity and DEI education.

Talent Attraction and Capability Assessment

The workplace is quickly evolving, and new working practices are constantly developing. Many employees are no longer bound to physical locations, where and how we source our talent is evolving, and employee expectations have shifted. From a capability perspective, we are leveraging best practices in assessments and talent management to strengthen our current capabilities and future pipeline while reinforcing a culture of belonging, collaboration, empowerment, and innovation. The performance management process is reviewed regularly to ensure we set clear expectations, measure individual performance, and reward appropriately. We are also creating targeted learning experiences, democratizing learning and career development opportunities across the organization, and empowering employees to design their own career paths with skill development targeted for the roles of today and the future. Finally, the extent to which our People Leaders are equipped to care for, inspire, and empower our people plays a vital role in our strategy, and we are committed to helping our leaders strengthen these capabilities with dedicated learning paths and non-traditional learning opportunities. Our Leadership+ mechanism for developing People Leaders guides how we think about performance management and how we assess our talent to meet our organizational needs. Leadership+ will continue to prepare and empower our People Leaders to lead our teams through significant change at our Company and in our industry.

Employee Health and Safety

Nothing is more important than the health, safety, and wellbeing of our employees, and we consistently strive to achieve world-class levels of safety, through the application of policies and best practices. We maintain a robust safety culture to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking.

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

We use data-driven insights gathered through surveys, focus groups, and claims data to understand employee needs and prioritize our wellbeing efforts. Through our wellbeing offerings, e.g., work from home support and enhanced childcare and parental resources, we provide employees with experiences, self-guided tools, and access to the professional support and resources they need to achieve their own sense of wellbeing. We are committed to creating an environment where employees and People Leaders care for each other as we deliver on our Ford+ plan.

Employee Sentiment Strategy

We leverage our ask/listen/observe framework to understand employee sentiment at Ford and Ford Credit. This approach is a holistic and consistent methodology that enables us to understand how employees are feeling in real time and act accordingly. Our measurement focuses on several areas that are key to our business: Employee Mental and Emotional Wellbeing, Health & Safety, Employee Experience, Culture, DEI, Leadership, and Strategic Alignment. A critical element of our measurement program is ensuring that data ends up in the hands of those who are best positioned to drive meaningful change. To this end, leaders at all levels have access to dashboards with data from their teams and organizations, as well as personalized next step recommendations embedded into action planning tools. Our measurement approach is also used to inform our areas of focus as an organization and to evaluate the effectiveness of talent initiatives across the enterprise.

Item 1. Business (Continued)
Employee Data

We employed approximately 5,600 and 5,100 full-time employees worldwide at year-end 2021 and 2022, respectively. The reduction in employees in 2022 is primarily a result of efficiencies and restructuring in North America, and the restructuring of our operations in South America. Most of our employees are salaried and are not represented by a union.

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

International

In some countries outside the United States, some of our subsidiaries, including FCE and Ford Bank GmbH (“Ford Bank”), are regulated and/or licensed banking institutions and are required, among other things, to maintain minimum capital and liquidity. FCE is authorized by the U.K. Prudential Regulation Authority (“PRA”) and regulated by the U.K. Financial Conduct Authority (“FCA”) and the PRA to carry on a range of regulated activities within the United Kingdom. Ford Bank is authorized by the European Central Bank and regulated by both the German Bundesbank and the German Federal Supervisory Authority (“BaFin”). In many locations where we operate, governmental authorities require us to obtain equivalent licenses or appropriate permissions to conduct our business.

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

Item 1. Business (Continued)
Certain Agreements with Ford and Affiliates

We and Ford are parties to a Third Amended and Restated Relationship Agreement (the “Relationship Agreement”) relating to our long-standing business practices with Ford. A copy of the Relationship Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and is incorporated by reference herein as an exhibit. Pursuant to the Relationship Agreement, if our financial statement leverage for a calendar quarter were to be higher than 12.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such financial statement leverage to have been 12.5 to 1. No capital contributions have been made to us pursuant to the Relationship Agreement.

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

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2022 periods.

More information about agreements between us and Ford and other affiliates is contained in our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Ford’s 2022 Form 10-K Report.

ITEM 1A. Risk Factors.

We have listed below the material risk factors applicable to Ford or Ford Credit grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; and Legal and Regulatory Risks.

Operational Risks

Ford and Ford Credit’s financial condition and results of operations have been and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19.  Ford and Ford Credit face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the global outbreak of COVID-19. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has periodically created significant volatility in the global economy. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. For example, in 2020, consistent with the actions taken by governmental authorities, Ford idled its manufacturing operations in regions around the world before ultimately resuming its manufacturing operations taking a phased approach and after introducing new safety protocols at its plants. To the extent cases surge in any locations, stringent limitations on daily activities that may have been eased previously could be reinstated in those areas. A future suspension of Ford’s manufacturing operations could have a significant adverse effect on Ford’s financial condition and results of operations. Moreover, outbreaks in certain regions continue to cause intermittent disruptions in Ford’s supply chain and local manufacturing operations. For example, in China, outbreaks of COVID-19 have led the government to impose lockdowns and other restrictions, which have adversely affected Ford and its supply chain’s production operations, its wholesales, and consumer demand for its products. Further, as new strains or variants of COVID-19 or other viruses, diseases, or public health issues develop or sufficient amounts of vaccines or treatments are not available, not widely administered for a significant period of time, or otherwise prove ineffective, the impact of a widespread public health issue on the global economy, and, in turn, Ford and Ford Credit’s financial condition, liquidity, and results of operations could be material.

The predominant share of Ford Credit’s business consists of financing Ford and Lincoln vehicles, and the duration or resurgence of public health issues such as COVID-19 may negatively impact the level of originations at Ford Credit. For example, Ford’s suspension of manufacturing operations, a significant decline in dealer showroom traffic, and/or a reduction of operations at dealers may lead to a significant decline in Ford Credit’s consumer and non-consumer originations. Moreover, economic uncertainty and higher unemployment arising from widespread public health issues or otherwise may result in higher defaults in Ford Credit’s consumer portfolio, and prolonged unemployment may have a negative impact on both new and used vehicle demand.

As described in more detail below under “Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors,” the volatility created by COVID-19 adversely affected Ford and Ford Credit’s access to the debt and securitization markets and its cost of funding, and any volatility in the capital markets as a result of a public health issue or for any other reason could have an adverse impact on Ford and Ford Credit’s access to those markets and its cost of funding.

The full impact of COVID-19 or any widespread public health issue on Ford and Ford Credit’s financial condition and results of operations will depend on the duration and scope of an outbreak (including any potential future waves, the emergence or re-emergence of variants and their transmissibility, and the success of vaccination programs and treatments), its impact on Ford and Ford Credit’s customers, dealers, and suppliers, how quickly normal economic conditions, operations, and the demand for Ford and Ford Credit’s products can resume, and any permanent behavioral changes that the pandemic may cause. For example, the duration of a suspension of manufacturing operations and a return to Ford’s full production schedule will depend, in part, on not only a sufficient number of employees being able to return to work but also whether Ford’s suppliers and dealers have resumed normal operations. Ford’s Ford Blue, Ford Model e, and Ford Pro operations generally do not realize revenue while its manufacturing operations are suspended, but Ford continues to incur operating and non-operating expenses, resulting in a deterioration of its cash flow. Accordingly, any significant future disruption to Ford’s production schedule, regionally or globally, whether as a result of Ford’s or a supplier’s suspension of operations, could have a substantial adverse effect on its financial condition, liquidity, and results of operations. Moreover, Ford’s supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations triggered by a shutdown of operations due to a widespread public health issue or for other reasons.

Item 1A. Risk Factors (Continued)
Public health issues may also exacerbate other risks disclosed in Ford’s 2022 Form 10-K Report, including, but not limited to, Ford’s competitiveness, demand or market acceptance for its products and services, and shifting consumer preferences, and its ability to successfully execute its strategy.

Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to acquire key components, such as semiconductors, or raw materials, such as lithium, cobalt, nickel, graphite, and manganese, can disrupt Ford’s production of vehicles. Ford’s products contain components that it sources globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in Ford’s supply chain or a supplier is unable to deliver a component to Ford in accordance with Ford’s specifications, because of a production issue, limited availability of materials, shipping problems, restrictions on transactions with certain countries or companies, or other reason, and the component cannot be easily sourced from a different supplier, or Ford is unable to obtain a component on a timely basis, the shortage may disrupt Ford’s operations or increase its costs of production. For example, the automotive industry continues to face a significant shortage of semiconductors, which has a complex supply chain with long lead times required to increase production and capacity. The shortage is due in large part to strong cross-industry demand, which has presented challenges and production disruptions globally, including at Ford’s assembly plants, and COVID-19-related work restrictions in various parts of the world have further impacted semiconductor production. Accordingly, Ford and its competitors who need integrated circuits are experiencing various levels of semiconductor impact.

For the production of Ford’s electric vehicles, Ford is dependent on the supply of batteries and the raw materials (e.g., lithium, cobalt, nickel, graphite, and manganese) used by its suppliers to produce those batteries. As Ford increases its production of electric vehicles, Ford expect its need for such materials to increase significantly. At the same time, other companies are increasing their production of electric vehicles, which will further increase the demand for such raw materials. As a result, Ford may be unable to acquire raw materials needed for electric vehicle production in sufficient amounts that are responsibly sourced or at reasonable prices. As described below under “To facilitate access to the raw materials necessary for the production of electric vehicles, Ford has entered into, and expects to continue to enter into, multi-year commitments to raw material suppliers that subject Ford to risks associated with lower future demand for such materials as well as costs that fluctuate and are difficult to accurately forecast” as well as in the Liquidity and Capital Resources section in Item 7 below, Ford has entered into, and expects to continue to enter into, offtake agreements and other long-term purchase contracts that obligate Ford, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from certain raw materials suppliers. In the event the supplier under those agreements or any of Ford or its suppliers’ raw material supply contracts is unable to deliver sufficient quantities of raw materials needed for Ford or its suppliers’ production operations, e.g., if a mine does not produce at expected levels, or the raw materials do not otherwise satisfy Ford’s requirements, and Ford or its suppliers are unable to find an alternative resource with sufficient quantities, at reasonable prices, responsibly sourced, and in a timely manner, it could impact Ford’s ability to produce electric vehicles.

A shortage of, or Ford’s inability to acquire or find adequate suppliers of, key components or raw materials as a result of disruptions in the supply chain, capacity constraints, limited availability, competition for those items within the automotive industry and other sectors, or otherwise can cause a significant disruption to Ford’s production schedule and have a substantial adverse effect on Ford’s financial condition or results of operations.

To facilitate access to the raw materials necessary for the production of electric vehicles, Ford has entered into, and expects to continue to enter into, multi-year commitments to raw material suppliers that subject Ford to risks associated with lower future demand for such materials as well as costs that fluctuate and are difficult to accurately forecast. Ford has announced plans to significantly increase its electric vehicle production volumes; however, its ability to produce higher volumes of electric vehicles is dependent upon the availability of raw materials necessary for the production of batteries, e.g., lithium, cobalt, nickel, graphite, and manganese, among others. As described above under “Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to acquire key components, such as semiconductors, or raw materials, such as lithium, cobalt, nickel, graphite, and manganese, can disrupt Ford’s production of vehicles,” to facilitate its access to such raw materials, Ford has entered into, and expects to continue to enter into, offtake agreements and other long-term purchase contracts. Such agreements obligate Ford, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from raw material suppliers over an agreed upon period of time pursuant to an agreed upon purchase price mechanism that is typically based upon the market price of the material at the time of delivery.

Item 1A. Risk Factors (Continued)
Unlike Ford’s historical arrangements with suppliers, which are typically annual commitments, under multi-year offtake agreements and other long-term purchase contracts, the risks associated with lower-than-expected electric vehicle production volumes or changes in battery technology that reduce the need for certain raw materials are borne by Ford rather than its suppliers. In the event Ford does not purchase the materials pursuant to the terms of these agreements, even if the supplier finds another purchaser, Ford may be obligated to reimburse the supplier for costs it incurs in finding the new purchaser as well as any lost revenue attributable to the replacement purchaser paying a lower price than required under the pricing mechanism in its agreement.

As a result of the competition for and limited availability of the raw materials needed for Ford’s electric vehicle business, the costs of such materials are difficult to accurately forecast as they may fluctuate during the term of the offtake agreements and other long-term purchase contracts based on market conditions. Accordingly, Ford may be subject to increases in the prices it pays for those raw materials, and its ability to recoup such costs through increased pricing to its customers may be limited. As a result, Ford’s margins, results of operations, financial condition, and reputation may be adversely impacted by commitments it makes pursuant to offtake agreements and other long-term purchase contracts.

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

Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Ford may also be obligated to remedy defects or potentially recall its vehicles due to defective components provided by its suppliers, arising from their quality issues or otherwise. The National Highway Traffic Safety Administration’s (“NHTSA”) enforcement strategy has resulted in significant civil penalties being levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production. For example, NHTSA and the automotive industry are currently engaged in a study of the safety of approximately 56 million Takata desiccated airbag inflators in the United States. Of these, approximately three and a half million of the inflators are in Ford’s vehicles. Should NHTSA determine that the inflators contain a safety defect, Ford and other manufacturers could potentially face significant incremental recall costs. Further, to the extent recall and customer satisfaction actions relate to defective components Ford receives from suppliers, Ford’s ability to recover from the suppliers may be limited by the suppliers’ financial condition. Ford accrues the estimated cost of both base warranty coverage and field service actions at the time a vehicle is sold, and it reevaluates the adequacy of its accruals on a regular basis. In addition, from time to time, Ford issues extended warranties at its expense, the estimated cost of which is accrued at the time of issuance. For additional information regarding warranty and field service action costs, including Ford’s process for establishing its reserves, see “Critical Accounting Estimates” Item 7 and Note 25 of the Notes to the Financial Statements in Ford’s 2022 Form 10-K Report. If warranty costs are greater than anticipated as a result of increased vehicle and component complexity, the adoption of new technologies, or otherwise, such costs could have an adverse effect on Ford’s financial condition or results of operations. Furthermore, launch delays, recall actions, and increased warranty costs could adversely affect Ford’s reputation or market acceptance of its products as discussed below under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and its reputation may be harmed if it is unable to achieve the initiatives it has announced.”

Item 1A. Risk Factors (Continued)
Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, restructurings, or new business strategies. Ford has invested in, formed strategic alliances with, and announced or formed joint ventures with a number of companies, and it may expand those relationships or enter into similar relationships with additional companies. These initiatives typically involve enormous complexity, may require a significant amount of capital, and may involve a lengthy regulatory approval process. As a result, Ford may not be able to complete anticipated transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, Ford may not successfully integrate an alliance or joint venture with its operations, including the implementation of its controls, systems, procedures, and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between Ford and the other party. Further, to the extent Ford shares ownership, control, or management with another party in a joint venture, Ford’s ability to influence the joint venture may be limited, and Ford may be unable to prevent misconduct or implement its compliance or internal control systems. In order to secure critical materials for production of electric vehicles, Ford has entered into and plans to continue to enter into offtake agreements and other long-term purchase contracts with raw materials suppliers and make investments in certain raw material and battery suppliers; however, Ford may not realize the anticipated benefits of these actions and its efforts to have such suppliers, particularly those in less developed markets, adopt Ford’s sustainability and other standards may be unsuccessful, which could have an adverse impact on its reputation. In addition, a restructuring or the implementation of a new or different business strategy may lead to the disruption of Ford’s existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than Ford’s existing activities, and, if a strategy is unsuccessful, Ford may not recoup its investments, which may be significant, in that strategy. Moreover, Ford may continue to have financial exposure following a strategic divestiture or cessation of operations in a market, and restructuring actions may cause Ford to incur significant costs, record impairments or other charges, subject it to potential claims from employees, suppliers, dealers, or governmental authorities or harm its reputation. Failure to successfully and timely realize the anticipated benefits of the transactions or strategies described herein could have an adverse effect on Ford’s financial condition or results of operations.

Operational systems, security systems, vehicles, and services could be affected by cyber incidents, ransomware attacks, and other disruptions and impact Ford and Ford Credit as well as their suppliers and dealers.  Ford and Ford Credit rely on information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of their businesses, Ford’s vehicles, and the services Ford and Ford Credit offer. Despite security measures, Ford and Ford Credit are at risk for interruptions, outages, and compromises of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices, whether caused by a ransomware or other cyber attack, security breach, or other reasons, e.g., a natural disaster, fire, acts of terrorism or war, or an overburdened infrastructure system. Such incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of consumers, employees, or others; jeopardize the security of Ford and/or Ford Credit’s facilities; affect the performance of in-vehicle systems or services Ford offers; and/or impact the safety of Ford’s vehicles. This risk exposure rises as Ford continues to develop and produce vehicles with increased connectivity. Moreover, Ford, Ford Credit, its suppliers, and dealers have been the target of cyber attacks in the past, and such attacks will continue and evolve in the future, which may cause cyber incidents to be more difficult to detect for periods of time. Ford and Ford Credit’s networks and Ford’s in-vehicle systems, sharing similar architectures, could also be impacted by, or a data breach may result from, the negligence or misconduct of insiders or third parties who have access to Ford and Ford Credit’s networks and systems. Ford and Ford Credit continually employ capabilities, processes, and other security measures designed to reduce and mitigate the risk of cyber attacks, and they rely on their suppliers to do the same for their operations; however, Ford and Ford Credit may not be aware of all vulnerabilities and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, including potential production disruption. Moreover, a cyber incident could harm Ford and Ford Credit’s reputation, cause customers to lose trust in its security measures, and/or subject Ford and Ford Credit to regulatory actions or litigation, which may result in fines, penalties, judgments, or injunctions, and a cyber incident involving Ford or one of its suppliers could impact production, Ford’s internal operations, or its ability to deliver products and services to its customers.

Item 1A. Risk Factors (Continued)
Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors. A work stoppage or other limitation on production could occur at Ford’s facilities, at a facility in its supply chain, or at one of its logistics providers for any number of reasons, including as a result of labor issues, including shortages of available employees, disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, absenteeism, public health issues (e.g., COVID-19), stay-at-home orders, or in response to potential restructuring actions (e.g., plant closures); as a result of supplier financial distress or other production constraints, such as limited quantities of components, including but not limited to semiconductors, or raw materials, quality issues, capacity limitations, or other difficulties; as a result of a natural disaster (including climate-related physical risk); cyber incidents; or for other reasons. Further, the limited availability of components, labor shortages, COVID-19, and supplier operating issues has led to an inconsistent production schedule at Ford’s facilities. This has exacerbated the disruption to Ford’s suppliers’ operations, which, in turn, has led to higher costs and production shortfalls.

Given the worldwide scope of Ford’s supply chain and operations, Ford and its suppliers face a risk of disruption or operating inefficiencies that may increase costs due to the adverse physical effects of climate change, which are predicted to increase the frequency and severity of weather and other natural events, e.g., wildfires, extended droughts, and extreme temperatures. In addition, in the event a weather-related event, strike, international conflict, or other occurrence limits the ability of freight carriers to deliver components and other materials from suppliers to Ford or logistics providers to transport Ford’s vehicles for an extended period of time, it may increase Ford’s costs and delay or otherwise impact both its production operations and customers’ ability to receive its vehicles.

Many components used in Ford’s vehicles are available only from a single or limited number of suppliers and, therefore, cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). Such suppliers also could threaten to disrupt Ford’s production as leverage in negotiations. In addition, when Ford undertakes a model changeover, significant downtime at one or more of its production facilities may be required, and Ford’s ability to return to full production may be delayed if it experiences production difficulties at one of its facilities or a supplier’s facility. Moreover, as vehicles, components, and their integration become more complex, Ford may face an increased risk of a delay in production of new vehicles. Regardless of the cause, Ford’s ability to recoup lost production volume may be limited. Accordingly, a significant disruption to Ford’s production schedule could have a substantial adverse effect on its financial condition or results of operations and may impact its strategy to comply with fuel economy standards as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations.”

Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints. The vast majority of the hourly employees in Ford’s Ford Blue and Ford Model e manufacturing operations in the United States and Canada are represented by unions and covered by collective bargaining agreements.  These agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of income security, subject to certain conditions. These agreements may restrict Ford’s ability to close plants and divest businesses. A substantial number of Ford’s employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter Ford’s ability to sell or close manufacturing or other facilities.

Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness. Ford’s success depends on its ability to continue to recruit and retain talented and diverse employees who are highly skilled in engineering, software, technology (including digital capabilities and connectivity), and marketing and finance, among other areas. Competition for such employees is intense, which has led to an increase in compensation throughout a tight labor market, and, accordingly, may increase costs for employers. Ford has struggled to hire and retain salaried, skilled hourly, and production hourly employees in some of Ford’s manufacturing and parts, supplies, and logistics locations. In addition to compensation considerations, however, current and potential employees are increasingly placing a premium on various intangibles, such as working for companies with a clear purpose and strong brand reputation, flexible work arrangements, and other considerations, such as embracing sustainability and diversity, equity, and inclusion initiatives. If Ford is not perceived as an employer of choice, it may be unable to recruit highly skilled employees. Further, if Ford loses existing employees with needed skills, or is unable to upskill and develop existing employees, particularly with the introduction of new technologies, it could have a substantial adverse effect on Ford’s business.

Item 1A. Risk Factors (Continued)
Macroeconomic, Market, and Strategic Risks

Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and its reputation may be harmed if it is unable to achieve the initiatives it has announced.  Although Ford conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace, and Ford may not be able to accurately predict or identify emerging trends or preferences or the success of new products or services in the market.  It takes years to design and develop a new vehicle or change an existing vehicle. Because customers’ preferences may change quickly, Ford’s new and existing products may not generate sales in sufficient quantities and at costs low enough to be profitable and recoup investment costs. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if Ford is unable to differentiate its products and services from those of its competitors, develop innovative new products and services, or sufficiently tailor its products and services to customers in other markets, there could be insufficient demand for Ford’s products and services, which could have an adverse impact on Ford’s financial condition or results of operations.

With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, sustainability, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Further, Ford’s ability to successfully grow through capacity expansion and investments in the areas of electrification, connectivity, digital and physical services, and software services depends on many factors, including advancements in technology, regulatory changes, infrastructure development (e.g., a widespread vehicle charging network), and other factors that are difficult to predict, that may significantly affect the future of electric and autonomous vehicles, digital and physical services, and software services. The automotive, software, and digital service businesses are very competitive and are undergoing rapid changes. Traditional competitors are expanding their offerings, and new types of competitors (particularly in Ford’s areas of strength, e.g., pick-up trucks, utilities, and commercial vehicles) that may possess superior technology, may have business models with certain aspects that are more efficient, and are not subject to the same level of fixed costs as Ford, are entering the market. This level of competition increases the importance that Ford is able to anticipate, develop, and deliver products and services that customers desire on a timely basis, in quantities in line with demand, and at costs low enough to be profitable.

Ford has announced its intent to continue making multi-billion dollar investments in electrification and software services. Ford’s plans include offering electrified versions of many of its vehicles, including the F-150 Lightning and E-Transit. If the market for electrified vehicles does not develop at the rate Ford expects, even if the regulatory framework encourages a rapid adoption of electrified vehicles, there is a negative perception of Ford’s vehicles or about electric vehicles in general, or if consumers prefer its competitors’ vehicles, there could be an adverse impact on Ford’s financial condition or results of operations. Further, as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations,” lower than planned market acceptance of Ford’s vehicles may impact its strategy to comply with fuel economy standards.

Ford is addressing its impact on climate change aligned with the United Nations Framework Convention on Climate Change (Paris Agreement) by working to reduce its carbon footprint over time across its vehicles, operations, and supply chain. Ford has announced interim emissions targets approved by the Science Based Targets initiative (SBTi) and made other statements about similar initiatives, e.g., its expected electric vehicle volumes in future years. Achievement of these initiatives will require significant investments and the implementation of new processes; however, there is no assurance that the desired outcomes will be achieved. To the extent Ford is unable to achieve these initiatives or its transition to electrification is slower than expected, it may harm Ford’s reputation or it may not otherwise receive the expected return on the investment. For example, Ford is exposed to reputational risk if it does not reduce vehicle CO2 emissions in line with its targets or in compliance with applicable regulations. Further, Ford’s customers and investors evaluate how well Ford is progressing on its announced climate goals and aspirations, and if Ford is not on track to achieve those goals and aspirations on a timely basis, or if the expectations of its customers and investors change and Ford does not adequately address their expectations, its reputation could be impacted, and customers may choose to purchase the products and services of, investors may choose to invest in, and suppliers and vendors may choose to do business with other companies.

Item 1A. Risk Factors (Continued)
Moreover, new offerings, including those related to electric vehicles and autonomous driving technologies, may present technological challenges that could be costly to implement and overcome and may subject Ford to customer claims if they do not operate as anticipated. In addition, since new technologies are subject to market acceptance, a malfunction involving any manufacturer’s autonomous vehicle may negatively impact the perception of autonomous vehicles and erode customer trust.

Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles with internal combustion engines (including trucks and utilities) to electric or other vehicles in Ford’s portfolio that may be less profitable could result in an adverse effect on Ford’s financial condition or results of operations. If demand for electric vehicles grows at a rate greater than Ford’s ability to increase its production capacity for those vehicles, lower market share and revenue, as well as facility and other asset-related charges (e.g., accelerated depreciation) associated with the production of internal combustion vehicles, may result. In addition, government regulations aimed at reducing emissions and increasing fuel efficiency (e.g., ZEV mandates and low emission zones) and other factors that accelerate the transition to electric vehicles may increase the cost of vehicles by more than the perceived benefit to consumers and dampen margins.

With a global footprint, Ford’s results could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events. Because of the interconnectedness of the global economy, the challenges of a pandemic, a financial crisis, economic downturn or recession, natural disaster, war, geopolitical crises, or other significant events in one area of the world can have an immediate and material adverse impact on markets around the world.  Changes in international trade policy can also have a substantial adverse effect on Ford’s financial condition or results of operations. Steps taken by governments to apply or consider applying tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains, impose additional costs on Ford’s business, and may lead to other countries attempting to retaliate by imposing tariffs, which would make Ford’s products more expensive for customers, and, in turn, could make Ford’s products less competitive. In particular, China presents unique risks to U.S, automakers due to the strain in U.S.-China relations, China’s unique regulatory landscape, and the level of integration with key components in Ford’s global supply chain.

Ford has operations in various markets with volatile economic or political environments. This may expose Ford to heightened risks as a result of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of Ford’s manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities (such as the actions taken by Russia in Ukraine), and acts of terrorism, each of which could impact Ford’s supply chain as well as its operations and have a substantial adverse effect on Ford’s financial condition or results of operations.  Further, the U.S. government, other governments, and international organizations could impose additional sanctions or export controls that could restrict Ford and Ford Credit from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

Industry sales volume can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event.  Because Ford, like other manufacturers, has a higher proportion of fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and results of operations.  Vehicle sales are affected by overall economic and market conditions and developing trends such as shared vehicle ownership and the transportation as a service model, e.g., ridesharing services. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption, the decline could have a substantial adverse effect on Ford’s financial condition, results of operations, and cash flow. For a discussion of economic trends, see Item 7 of Ford's 2022 Form 10-K Report.

Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors. The global automotive industry is intensely competitive, with installed manufacturing capacity generally exceeding current demand. Historically, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher marketing incentives, commodity or other cost increases, tariffs, or the impact of adverse currency fluctuations. This risk includes cost advantages foreign competitors may have because of their weaker home market currencies, which may, in turn, enable those competitors to offer their products at lower prices. Further, higher inventory levels put downward pressure on pricing, which may have an adverse effect on Ford’s financial condition and results of operations. As the automotive industry transitions to electric vehicles, excess capacity, particularly for internal combustion engine trucks and utilities,

Item 1A. Risk Factors (Continued)
may continue or increase. This excess capacity may further increase price competition in that segment of the market, which could have a substantial adverse effect on Ford’s financial condition or results of operations.

Inflationary pressure and fluctuations in commodity and energy prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results. Ford, Ford Credit, and their suppliers are exposed to inflationary pressure and a variety of market risks, including the effects of changes in commodity and energy prices, foreign currency exchange rates, and interest rates. Ford and Ford Credit monitor and manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on their business. Changes in commodity and energy prices (from tariffs and the actions taken by Russia in Ukraine, as discussed above under “With a global footprint, Ford’s results could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events,” or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity and energy prices, foreign currency exchange rates, or interest rates, as well as increased material, freight, logistics, and similar costs, could have a substantial adverse effect on Ford’s and/or Ford Credit’s financial condition or results of operations. See Item 7 and Item 7A in Ford’s 2022 Form 10-K Report for additional discussion of currency, commodity and energy price, and interest rate risks. For example, interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business. At Ford Credit, rising interest rates may impact Ford Credit’s ability to source funding and offer financing at competitive rates, which could reduce its financing margin. In addition, Ford’s results are impacted by fluctuations in the market value of its investments, with unrealized gains and losses that could be material in any period.

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

Furthermore, in addition to rising interest rates adversely affecting overall economic activity and the financial condition of Ford and Ford Credit’s customers, increases in interest rates could cause credit market disruptions, which have historically resulted in higher borrower costs and made it more difficult to access the markets, obtain financing on favorable terms, and fund Ford and Ford Credit’s operations.

The impact of government incentives on Ford’s business could be significant, and Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, or tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition or results of operations. Until 2021, most of Ford’s manufacturing facilities in South America were located in Brazil, where the state or federal governments historically offered significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations had been impacted favorably by government incentives to a substantial extent. The federal government in Brazil has levied assessments against Ford concerning the federal incentives it previously received, and the State of São Paulo has challenged the grant to Ford of

Item 1A. Risk Factors (Continued)
tax incentives by the State of Bahia. See Note 2 of the Notes to the Financial Statements in Ford’s 2022 Form 10-K Report for discussion of Ford’s accounting for government incentives, and “Item 3. Legal Proceedings” in Ford’s 2022 Form 10-K Report for a discussion of tax proceedings in Brazil and the potential requirement for Ford to post collateral.

The U.S. Inflation Reduction Act (“IRA”) provides, among other things, financial incentives in the form of tax credits to grow the domestic supply chain and domestic manufacturing base for electric vehicles, plug-in hybrid vehicles (PHEVs), and other “clean” vehicles. The law likewise incentivizes the purchase of clean vehicles and the infrastructure to fuel them. These incentives are phasing in and will remain in effect until approximately 2032, unless modified by Congress. The IRA’s incentives are having and are expected to have material impacts on the automotive industry and Ford. The IRA authorizes tax credits to manufacturers for the domestic production of batteries and battery components for EVs and PHEVs and to purchasers of qualified commercial and retail clean vehicles. Ford expects that many customers will be able to monetize the commercial clean vehicle credit in light of Ford’s range of electrified product offerings for commercial applications. When paired with the IRA’s tax credit for the construction of certain electric vehicle charging infrastructure, Ford expects the commercial clean vehicle credit will significantly influence commercial fleets in their evaluation of a transition from internal combustion engine vehicles to EVs and PHEVs.

To claim the retail tax credit, the IRA establishes numerous and complex prerequisites, including that the vehicle must be assembled in North America; the vehicle must be under specified limitations on manufacturer suggested retail price (“MSRP”); purchaser income limitations; starting in 2024, any vehicle that contains “battery components” that were “manufactured or assembled” by a “foreign entity of concern” will be ineligible; and, starting in 2025, any vehicle that contains battery materials that were “extracted, processed, or recycled” by a “foreign entity of concern” will be ineligible. A “Critical Minerals Credit” is available for those vehicles that have a specified percentage of critical minerals that are “extracted or produced” in the United States, in a country with which the United States has a Free Trade Agreement, or that is “recycled” in North America. A “Battery Components Credit” is available for those vehicles that have a specified percentage of “value” of its battery “components” that are “manufactured or assembled” in North America.

Although Ford ultimately expects the IRA to benefit Ford and the automotive industry in general, the availability of such benefits will depend on the further development and improvement of the U.S. battery supply, sufficient access to raw materials within the scope of the IRA, and the terms of the regulations and guidance (and the limitations therein) the U.S. government issues to implement the IRA, which will ultimately determine which vehicles qualify for incentives and the amount thereof. For example, in late 2022 interim guidance was released on how to apply the MSRP limitations to the retail clean vehicle credit, and subjected a significant number of SUVs to a lower MSRP limitation than the industry expected, thereby excluding vehicles that may otherwise be eligible for the credit. Automakers that better optimize eligibility for their vehicles, as compared to their competition, will have a competitive advantage.

Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition or results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce Ford Credit’s return on the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume and mix of vehicles returned industry-wide, economic conditions, marketing programs, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles, or changes in propulsion technology and related legislative changes. Actual return volumes may be influenced by these factors, as well as by contractual lease-end values relative to auction values. In 2022, Ford Credit experienced lower-than-expected return volumes. If auction values decrease significantly in the future, return volumes could exceed Ford Credit’s expectations. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s results of operations if actual results were to differ significantly from Ford Credit’s projections. See “Critical Accounting Estimates” in Item 7 for additional discussion.

Item 1A. Risk Factors (Continued)
Economic and demographic experience for pension and other postretirement benefit (“OPEB”) plans (e.g., discount rates or investment returns) could be worse than Ford has assumed. The measurement of Ford’s obligations, costs, and liabilities associated with benefits pursuant to its pension and OPEB plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). Ford generally remeasures these estimates at each year end and recognizes any gains or losses associated with changes to its plan assets and liabilities in the year incurred. To the extent actual results are less favorable than Ford’s assumptions, Ford may recognize a remeasurement loss in its results, which could be substantial. For additional information regarding Ford’s assumptions, see “Critical Accounting Estimates” in Item 7 and Note 17 of the Notes to the Financial Statements in Ford’s 2022 Form 10-K Report.

Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition. Ford has defined benefit retirement plans in the United States that cover many of its hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford sponsors plans to provide OPEB for retired employees (primarily health care and life insurance benefits). See Note 17 of the Notes to the Financial Statements in Ford’s 2022 Form 10-K Report for more information about these plans. These benefit plans impose significant liabilities on Ford and could require Ford to make additional cash contributions, which could impair Ford’s liquidity. If Ford’s cash flows and capital resources were insufficient to meet any pension or OPEB obligations, Ford could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance its indebtedness.

Legal and Regulatory Risks

Ford and Ford Credit could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise. Ford and Ford Credit spend substantial resources to comply with governmental safety regulations, mobile and stationary source emissions regulations, consumer and automotive financial regulations, and other standards, but they cannot ensure that employees or other individuals affiliated with Ford and/or Ford Credit will not violate such laws or regulations. In addition, as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations,” and “Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations,” regulatory standards and interpretations may change on short notice and impact Ford and/or Ford Credit’s compliance status. Government investigations against Ford or Ford Credit could result in fines, penalties, or orders that could have an adverse impact on Ford and/or Ford Credit’s financial condition, results of operations, or the operation of their businesses. Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit civil actions even where Ford’s vehicles, services, and Ford Credit’s financial products comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of Ford’s compliance with regulatory standards, whether related to Ford’s products, services, or business or commercial relationships, requires significant expenditures of time and other resources. Litigation also is inherently uncertain, and Ford and/or Ford Credit could experience significant adverse results, including compensatory and punitive damage awards, a disgorgement of profits or revenue, or injunctive relief, any of which could have an adverse effect on Ford and/or Ford Credit’s financial condition, results of operations, or businesses in general. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on Ford’s sales.

Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations. The automotive industry is subject to regulations worldwide that govern product characteristics and that differ by global region, country, and sometimes within national boundaries. Further, additional and new regulations continue to be proposed to address concerns regarding the environment (including concerns about global climate change and its impact), vehicle safety, and energy independence, and the regulatory landscape can change on short notice. These regulations vary, but generally require that over time motor vehicles and engines emit less air pollution, including greenhouse gas emissions, oxides of nitrogen, hydrocarbons, carbon monoxide, and particulate matter. Similarly, Ford is making substantial investments in its facilities and revising its processes to not only comply with applicable regulations but also to make its operations more efficient and sustainable. As Ford’s suppliers make similar investments, those higher costs may be passed on to Ford. In the United States, legal and policy debates on environmental regulations are continuing, with a primary trend toward reducing greenhouse gas (“GHG”) emissions and increasing vehicle electrification. Recently, different federal administrations have either sought to make standards more strict or to make them less strict, with one administration often replacing the regulations enacted by the last. Various third parties routinely seek judicial review of these federal

Item 1A. Risk Factors (Continued)
regulatory and deregulatory efforts. In parallel, California continues to enact increasingly strict emissions standards and requirements for zero emission vehicles, and those actions are also the subject of legal challenges from third parties. Court rulings regarding regulatory actions by federal, California, and other state regulators create uncertainty and the potential for applicable regulatory standards to change quickly. In addition, many governments regulate local product content and/or impose import requirements with the aim of creating jobs, protecting domestic producers, and influencing the balance of payments.

Ford is continuing to make changes to its product cycle plan to improve the fuel economy of its petroleum-powered vehicles and to offer more propulsion choices, such as electrified vehicles, with lower GHG emissions. Electrification is Ford’s core strategy to comply with current and anticipated environmental laws and regulations in major markets. However, there are limits on Ford’s ability to reduce emissions and increase fuel economy over a given time frame and many factors are involved that could delay or impede its plans, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix (as described in more detail above under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and its reputation may be harmed if it is unable to achieve the initiatives it has announced”), willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, including charging for electric vehicles, the availability (or lack thereof) of the raw materials and component supply to make batteries and other elements of electric vehicles, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. If fuel prices are relatively low and market conditions do not drive consumers to purchase electric vehicles and other highly fuel-efficient vehicles in large numbers, it may be difficult to meet applicable environmental standards without compromising results. Moreover, a production disruption, stop ship, limited availability of necessary components, e.g., batteries or the raw materials necessary for their production, lower than planned market acceptance of Ford’s vehicles, or other intervening events may cause Ford to modify its product plans, or, in some cases, purchase credits, in order to comply with standards regarding fuel economy and air pollution, which could have an adverse effect on Ford’s financial condition or results of operations and/or cause reputational harm.

Increased scrutiny of automaker emission compliance by regulators around the world has led to new regulations, more stringent enforcement programs, additional field actions, demands for reporting on the field performance of emissions components and higher scrutiny of field data, and/or delays in regulatory approvals. The cost to comply with existing government regulations (in addition to the cost of any field service actions that may result from regulatory actions) is substantial and additional regulations, changes in regulatory interpretations, or changes in consumer preferences that affect vehicle mix, as well as a non-compliance with applicable laws and regulations, could have a substantial adverse impact on Ford’s financial condition or results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. The protocols could change, and any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales. Court decisions arising out of consumer and investor litigation could give rise to de facto changes in the interpretation of existing emission laws and regulations, thereby imposing new burdens on manufacturers. For more discussion of the impact of standards on Ford’s global business, see the “Governmental Standards” discussion in “Item 1. Business” in Ford’s 2022 Form 10-K Report.

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

Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, and data protection laws and regulations as well as consumers’ heightened expectations to safeguard their personal information. Ford and Ford Credit are subject to laws, rules, guidelines from privacy regulators, and regulations in the United States and other countries (such as the European Union’s and the U.K.’s General Data Protection Regulations and the California Consumer Privacy Act) relating to the collection, use, cross-border data transfer, and security of personal information of consumers, employees, or others, including laws that may require Ford or Ford Credit to notify regulators and affected individuals of a data security incident. Existing and newly developed laws and regulations may contain broad definitions of personal information, are subject to change and uncertain interpretations by courts and regulators, and may be inconsistent from state to state or country to country. Accordingly, complying with such laws and regulations may lead to a decline in consumer engagement or cause Ford and/or Ford Credit to incur substantial

Item 1A. Risk Factors (Continued)
costs or modify their operations or business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against Ford or Ford Credit in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection or privacy requirements. Further, any unauthorized release of personal information could harm Ford and/or Ford Credit’s reputation, disrupt their businesses, cause them to expend significant resources, and lead to a loss of consumer confidence resulting in an adverse impact on Ford and/or Ford Credit’s business and/or consumers deciding to withhold or withdraw consent for Ford or Ford Credit’s collection or use of data.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own our world headquarters in Dearborn, Michigan. Most of our automotive finance operations are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2022, our total future rental commitment under leases of real property was $74 million.

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

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2022, with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, or liquidity. At this time, we have no legal proceedings arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1,000,000.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2022 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2022, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2022, and there is no market for our Shares. We paid cash distributions to our parent of $7.5 billion and $2.1 billion in 2021 and 2022, respectively.

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

Business Performance

We review our business performance by segment (United States and Canada, Europe, and All Other). We measure the performance of our segments primarily on an income before income taxes basis, after excluding market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, which are reflected in Unallocated Other. These adjustments are excluded when assessing our segment performance because they are carried out at the corporate level. For additional information regarding our segments, see Note 15 of our Notes to the Financial Statements.

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

COVID-19 and Supplier Disruptions

The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Outbreaks in certain regions continue to cause intermittent COVID-19-related disruptions in Ford’s supply chain and local manufacturing operations. Ford also continues to face supplier disruptions due to labor shortages and other production issues, in addition to the continuing semiconductor shortage. Ford’s inconsistent production schedule has been disruptive to its suppliers’ operations, which, in turn, has led to a limited availability of certain parts and delivery delays. Further, actions taken by Russia in Ukraine have impacted and could further impact Ford’s suppliers, particularly its lower tier suppliers, as well as Ford’s operations in Europe. Potential production disruption could also lead to lower consumer and non-consumer receivables at Ford Credit, which could impact our profitability. For additional information on the impact of supplier disruptions, see the “Key Trends and Economic Factors Affecting Ford and the Automotive Industry” section in Item 7 of Ford’s 2022 Form 10-K Report.

Pricing Pressure

Over the last year, prices of both new and used vehicles have increased substantially due to strong demand, supply shortages, and inflationary costs. We have already observed some moderation in the rate of price increases as auto production slowly recovers from the semiconductor shortage, but it is unclear whether prices will decline fully to pre-COVID-19 pandemic levels. Over the long term, intense competition and excess capacity are likely to put downward pressure on inflation-adjusted prices for similarly-contented vehicles and contribute to a challenging pricing environment for the automotive industry in most major markets. For the past several decades, manufacturers typically have offered price discounts and other marketing incentives to provide value for customers and maintain market share and production levels, and we are beginning to see indications that some of these actions will resume in 2023 as industry and inventories improve. Marketing incentives on new vehicles can result in higher or lower financing share and could affect the value of returned lease vehicles.

Inflation and Interest Rates

We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures in the wake of Russia’s invasion of Ukraine, driving up energy prices, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to have peaked as gasoline and natural gas prices recede from the latest spike, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business. At Ford Credit, rising interest rates may impact our ability to source funding and offer financing at competitive rates, which could reduce our financing margin.

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

•Credit Loss – Credit Loss is reflected within the Provision for/(Benefit from) credit losses on the consolidated income statements.
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
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term, and changes in our estimate of the number of vehicles that will be returned to us and sold. Depreciation on vehicles subject to operating leases includes early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section.

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

In addition, the following definitions and calculations apply to the charts contained in Item 7 of this Report:

•    Cash (as shown in the Funding and Liquidity section) – Cash and cash equivalents and Marketable securities reported on Ford Credit’s consolidated balance sheets, excluding amounts related to insurance activities.

•    Debt (as shown in the Key Metrics and Leverage tables) – Debt on Ford Credit’s consolidated balance sheets. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

•    Earnings Before Taxes (“EBT”) – Reflects Income before income taxes as reported on our consolidated income statements.

•    Loss-to-Receivables (“LTR”) Ratio (as shown in the Credit Loss tables) – LTR ratio is calculated using net charge-offs divided by average finance receivables, excluding unearned interest supplements and the allowance for credit losses.

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

•Total Net Receivables (as shown in the Key Metrics and Financial Condition tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on Ford Credit’s consolidated balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors.

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

Key Metrics

The following table shows our full year 2022 key metrics compared with full year 2021:

	Full Year
GAAP Financial Measures	2021	2022	H / (L)
Total net receivables ($B)	$117.5	$122.3	4%
Loss-to-receivables (bps) (a)	6	14	8
Auction values (b)	$28,120	$30,440	8%
EBT ($M)	$4,731	$2,437	$(2,294)
ROE (%)	32.4%	16.4%	(16.0) ppts

Other Balance Sheet Metrics
Debt ($B)	$117.7	$119.0	1%
Net liquidity ($B)	$32.0	$21.0	(34)%
Financial statement leverage (to 1)	9.5	10.0	0.5
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at full year 2022 mix.

Full Year 2022 Compared with Full Year 2021

The following table shows the factors that contributed to the full year 2022 EBT (in millions):

Change in EBT by Causal Factor
Full year 2021 EBT	$4,731
Volume / mix	(218)
Financing margin	(600)
Credit loss	(348)
Lease residual	(907)
Exchange	(25)
Other	(196)
Full year 2022 EBT	$2,437

Our 2022 EBT of $2,437 million was $2,294 million lower than a year ago, explained primarily by lower credit loss and lease residual reserve releases, lower financing margin driven by higher borrowing costs, lower lease return rates, and higher restructuring costs, which is included in Other. Total net receivables at December 31, 2022 were $4.8 billion higher than a year ago, primarily reflecting higher non-consumer financing, partially offset by fewer operating leases, lower consumer financing, and currency exchange rates. Consumer credit metrics were healthy and stable in the United States, with the loss-to-receivables ratio at 14 basis points, 8 basis points higher than a year ago. United States auction values were up 8% compared with 2021. ROE was 16.4%, 16.0 percentage points lower than a year ago, primarily reflecting lower EBT.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. At December 31, 2022, we had $21.0 billion in net liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for full year 2021 and 2022 are shown below (in millions):

	Full Year
	2021	2022	H / (L)
Results (a)
United States and Canada segment	$4,317	$2,094	$(2,223)
Europe segment	281	314	33
All Other segment	146	(138)	(284)
Total segments	$4,744	$2,270	$(2,474)
Unallocated Other	(13)	167	180
Earnings before taxes	$4,731	$2,437	$(2,294)
Provision for/(Benefit from) income taxes	210	448	238
Net Income	$4,521	$1,989	$(2,532)
__________
(a)Beginning in the third quarter of 2022, there were changes in the allocation of interest and governance expenses among the operating segments. Prior periods have been adjusted retrospectively to reflect these changes.

For additional information, see Note 15 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment EBT of $2,094 million for full year 2022 was $2,223 million lower than 2021, explained primarily by unfavorable operating lease residual performance, higher borrowing costs, and lower credit loss reserve releases.

Europe Segment

The Europe segment EBT of $314 million for full year 2022 was $33 million higher than 2021, explained primarily by favorable used vehicle values and higher financing margin, partially offset by lower volume driven by supply constraints.

All Other Segment

The All Other segment was a $138 million loss for full year 2022, a $284 million deterioration from 2021, explained primarily by our exit from Brazil and Argentina which resulted in losses of $230 million being recognized for full year 2022. For additional information on our restructuring in South America, refer to Note 12 of our Notes to the Financial Statements.

Unallocated Other

The Unallocated Other EBT of $167 million for full year 2022 was $180 million higher than 2021, primarily reflecting positive derivative market valuation adjustments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations - 2021

The following chart shows our full year 2021 key metrics compared with full year 2020:

	Full Year
GAAP Financial Measures	2020	2021	H / (L)
Total net receivables ($B)	$131.7	$117.5	(11)%
Loss-to-receivables (bps) (a)	36	6	(30)%
Auction values (b)	$22,380	$28,120	26%
EBT ($M)	$2,608	$4,731	$2,123
ROE (%)	14.7%	32.4%	17.7 ppts

Other Balance Sheet Metrics
Debt ($B)	$137.7	$117.7	(15)%
Net liquidity ($B)	$35.4	$32.0	(10)%
Financial statement leverage (to 1)	8.8	9.5	0.7
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at full year 2022 mix.

Full Year 2021 Compared with Full Year 2020

The following table shows the factors that contributed to the full year 2021 EBT:

Change in EBT by Causal Factor
Full year 2020 EBT	$2,608
Volume / mix	(243)
Financing margin	(206)
Credit loss	1,136
Lease residual	1,494
Exchange	27
Other	(85)
Full year 2021 EBT	$4,731

Our 2021 EBT of $4,731 million was $2,123 million higher than 2020, explained primarily by favorable operating lease residual performance, the non-recurrence of the 2020 increase to the credit loss reserve due to deterioration in macroeconomic conditions related to COVID-19, and reductions in the credit loss reserve in 2021, partially offset by lower volume driven by the impact of the global semiconductor shortages and lower financing margin. Total net receivables at December 31, 2021 were $14.2 billion lower than at December 31, 2020, primarily reflecting lower wholesale receivables as a result of lower dealer inventories due to the semiconductor shortage. Consumer credit metrics were healthy and stable in the United States, with the loss-to-receivables ratio at 0.06%, 30 basis points lower than the prior year. United States auction values were up 26% compared with 2020. ROE was 32.4%, 17.7 percentage points higher than 2020, primarily reflecting higher EBT.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. This means we generate liquidity as our balance sheet size declines because of lower Ford volume. At December 31, 2021, we had $32.0 billion in net liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results - 2021

Results of operations by segment and Unallocated Other for full year 2020 and 2021 are shown below (in millions):

	Full Year
	2020	2021	H / (L)
Results (a)
United States and Canada segment	$2,104	$4,317	$2,213
Europe segment	269	281	12
All Other segment	95	146	51
Total segments	$2,468	$4,744	$2,276
Unallocated Other	140	(13)	(153)
Earnings before taxes	$2,608	$4,731	$2,123
Provision for/(Benefit from) income taxes	270	210	(60)
Net Income	$2,338	$4,521	$2,183
__________
(a)Beginning in the third quarter of 2022, there were changes in the allocation of interest and governance expenses among the operating segments. Prior periods have been adjusted retrospectively to reflect these changes.

For additional information, see Note 15 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment EBT of $4,317 million for full year 2021 was $2,213 million higher than 2020, explained primarily by favorable operating lease residual performance, the non-recurrence of the 2020 increase to the credit loss reserve due to deterioration in macroeconomic conditions related to COVID-19, and reductions in the credit loss reserve in 2021, partially offset by lower financing margin and lower volume driven by the impact of the global semiconductor shortages.

Europe Segment

The Europe segment EBT of $281 million for full year 2021 was $12 million higher than 2020, explained primarily by the non-recurrence of a credit loss reserve increase due to COVID-19 and 2020 restructuring effects, partially offset by lower volume driven by the impact of the global semiconductor shortages.

All Other Segment

The All Other segment EBT of $146 million for full year 2021 was $51 million higher than 2020, explained primarily by restructuring.

Unallocated Other

Unallocated Other was a $13 million loss for full year 2021, a $153 million deterioration from 2020, primarily reflecting the non-recurrence of positive market valuation adjustments.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	For the Years Ended December 31,
	2020	2021	2022
Share of Ford and Lincoln Sales (a)
United States	56%	48%	41%
Canada	74	70	73
United Kingdom	40	33	36
Germany	41	39	35
China	39	44	45

Wholesale Share
United States	74%	72%	73%
Canada	40	10	6
United Kingdom	100	100	100
Germany	92	91	92
China	62	66	67

Contract Placement Volume - New and Used (000)
United States	954	749	664
Canada	137	131	138
United Kingdom	101	81	93
Germany	107	69	60
China	119	146	130
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet.

In 2022, Canada and the United Kingdom contract placement volumes were up compared with a year ago, primarily reflecting higher financing share. In 2022, the United States and Germany contract placement volumes were down compared with a year ago, explained by lower financing share and lower Ford sales. In 2022, China contract placement volumes were down compared with a year ago, explained by lower Ford sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	For the Years Ended December 31,
Net Receivables	2020	2021	2022
United States and Canada Segment
Consumer financing	$58.4	$55.6	$55.8
Non-Consumer financing	19.5	13.7	21.4
Net investment in operating leases	26.4	25.0	21.7
Total United States and Canada Segment	$104.3	$94.3	$98.9

Europe Segment
Consumer financing	$15.1	$12.7	$11.0
Non-Consumer financing	7.4	4.7	7.3
Net investment in operating leases	0.3	0.2	0.1
Total Europe Segment	$22.8	$17.6	$18.4

All Other Segment
Consumer financing	$3.4	$4.3	$3.9
Non-Consumer financing	1.2	1.3	1.1
Net investment in operating leases	—	—	—
Total All Other Segment	$4.6	$5.6	$5.0

Total net receivables	$131.7	$117.5	$122.3

At December 31, 2020, 2021, and 2022, total net receivables includes consumer receivables before allowance for credit losses of $43.7 billion, $39.0 billion, and $43.9 billion, respectively, and non-consumer receivables before allowance for credit losses of $16.4 billion, $12.0 billion, and $18.2 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2020, 2021, and 2022, total net receivables includes net investment in operating leases of $12.8 billion, $7.5 billion, and $12.5 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at December 31, 2022 were $4.8 billion higher compared with December 31, 2021, primarily resulting from higher non-consumer financing, partially offset by fewer operating leases, lower consumer financing, and currency exchange rates.

Our operating lease portfolio was 18% of total net receivables at December 31, 2022. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent over 99% of our total operating lease portfolio.

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

	2020	2021	2022
Origination Metrics
Average placement FICO	739	750	747
Higher risk portfolio mix	6%	5%	5%
Greater than or equal to 84 months placement mix	9%	4%	7%
Average placement term (months)	68	63	63

The 2022 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 5% of our portfolio and has been stable for over 15 years.

In 2022, our average retail financing placement term was unchanged compared with a year ago. Retail financing contracts of 84 months and longer increased by three percentage points compared with a year ago and continue to be a small part of our business. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 70% of our worldwide consumer finance receivables at December 31, 2022.

	2020	2021	2022
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.15%	0.11%	0.15%
Repossessions (000)	21	14	14
Repossession ratio	0.95%	0.74%	0.74%
Loss severity (000) (a)	$10.7	$8.5	$9.0
Net charge-offs ($M)	$180	$28	$67
LTR ratio (b)	0.36%	0.06%	0.14%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Delinquencies have normalized to pre-pandemic levels. While flat to increasing from a year ago, repossessions, net charge-offs, and LTR ratio continue to be low by historical standards, reflecting high used vehicle auction values that contributed to low losses. Loss severity increased from a year ago and is beginning to normalize from historically low levels. While credit performance has remained strong, rising inflation and interest rates have caused further economic uncertainty and the future impact on our retail credit losses remains uncertain.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	2020	2021	2022
Net charge-offs ($M)	$301	$65	$109
LTR ratio (a)	0.27%	0.07%	0.11%
Credit loss reserve ($M)	$1,305	$925	$845
Reserve as percent of EOP Receivables (a)	1.18%	0.96%	0.82%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in 2022 continue to be low, reflecting the impact of high used vehicle auction values.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The credit loss reserve and reserve as a percent of net receivables were both lower than a year ago, reflecting low net charge-offs and our current expectation that COVID-related losses have been largely avoided. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. The credit loss reserve at December 31, 2022 considers a range of potential scenarios that include the economic impact of higher inflation and higher interest rates. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 80% of our total net investment in operating leases at December 31, 2022.

	2020	2021	2022
Lease Share of Retail Sales
Ford Credit	17%	15%	12%
Industry (a)	28%	20%	17%

Placement Volume (000)
24-Month	43	48	43
36-Month	180	141	95
39-Month / other	35	28	26
Total	258	217	164

Residual Performance
Return rates	69%	34%	12%
Return volume (000)	243	124	39
Off-lease auction values (b)	$22,380	$28,120	$30,440
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values at 2022 mix.

Our United States operating lease share of retail sales in 2022 was lower compared with a year ago and remains below the industry, reflecting the Ford sales mix.

Our total 2022 lease placement volume was down compared with a year ago, reflecting lower Ford sales and lower Ford Credit share as the result of Ford marketing programs.

Lease return rates and return volume in 2022 were lower than a year ago, reflecting the impact of higher off-lease auction values. Our 2022 36-month off-lease auction values were up 8% from the prior year, reflecting strong demand for used vehicles, including the impact of lower new vehicle production due to supply constraints. We are planning for full-year 2023 auction values to decrease as supply constraints improve.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

We ended 2022 with $21.0 billion of liquidity. During the year, we completed $16 billion of public term funding.

Key elements of our funding strategy include:

•Maintain strong liquidity and funding diversity;
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

We obtain unsecured funding from the sale of demand notes under our Ford Interest Advantage program and through retail deposit programs at FCE and Ford Bank. At December 31, 2022, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, and FCE and Ford Bank deposits was $14.3 billion. We maintain multiple sources of readily available liquidity to fund the payment of our unsecured short-term debt obligations.

In addition, Ford and Ford Credit maintain a sustainable financing framework, which covers potential unsecured and securitization funding transactions by both Ford and Ford Credit to finance environmental and social projects.

Cost of Funding Sources

The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Our asset-backed funding and unsecured long-term debt costs are based on spreads over United States Treasury securities of similar maturities, Secured Overnight Funding Rate (“SOFR”), or other comparable benchmark rates. Certain securitization funding costs are based on a spread over bank-sponsored commercial paper costs. The funding costs of our floating rate demand notes change depending on market conditions. For additional information on funding, see Note 9 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

The following table shows funding for our net receivables (in billions):

Funding Structure	December 31, 2020	December 31, 2021	December 31, 2022
Term unsecured debt	$73.3	$59.4	$48.3
Term asset-backed securities	54.6	45.4	56.4
Ford Interest Advantage/Retail deposits	9.8	12.9	14.3
Other	(3.1)	(0.2)	2.6
Equity	15.6	12.4	11.9
Adjustments for cash	(18.5)	(12.4)	(11.2)
Total Net Receivables	$131.7	$117.5	$122.3

Securitized Funding as a percent of Total Debt	39.6%	38.5%	47.4%

Net receivables of $122.3 billion at December 31, 2022, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 47.4%.

Public Term Funding Plan

The following table shows our issuances for full year 2020, 2021, and 2022, and planned issuances for full year 2023, excluding short-term funding programs (in billions):

	2020 Actual	2021 Actual	2022 Actual	2023 Forecast
Unsecured	$14	$5	$6	$ 10-13
Securitizations	13	9	10	10-13
Total public	$27	$14	$16	$ 20-26

In 2022, we completed $16 billion of public term funding. For 2023, we project full-year public term funding in the range of $20 billion - $26 billion. Through February 1, 2023, we have completed $5 billion of public term issuances.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) and committed capacity (which includes our asset-backed facilities and unsecured credit facilities), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash required to support securitization transactions and restricted cash. Net liquidity available for use is defined as gross liquidity plus certain adjustments as described in the table below.

The following table shows our liquidity sources and utilization (in billions):

	December 31, 2020	December 31, 2021	December 31, 2022
Liquidity Sources
Cash	$18.5	$12.4	$11.2
Committed asset-backed facilities	38.1	37.1	37.4
Other unsecured credit facilities	2.5	2.7	2.3
Total liquidity sources	$59.1	$52.2	$50.9

Utilization of Liquidity
Securitization and restricted cash	$(3.9)	$(3.9)	$(2.9)
Committed asset-backed facilities	(16.7)	(12.5)	(26.6)
Other unsecured credit facilities	(0.5)	(1.0)	(0.8)
Total utilization of liquidity	$(21.1)	$(17.4)	$(30.3)

Gross liquidity	$38.0	$34.8	$20.6
Asset-backed capacity in excess of eligible receivables and other adjustments	(2.6)	(2.8)	0.4
Net liquidity available for use	$35.4	$32.0	$21.0

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At December 31, 2022, our net liquidity available for use was $21.0 billion, $11.0 billion lower than year-end 2021. Our net liquidity remains robust and aligns with lower near-term refinancing obligations. At December 31, 2022, our liquidity sources totaled $50.9 billion, down $1.3 billion from year-end 2021. We continue to be well capitalized with a strong balance sheet.

Cash.  At December 31, 2022, our cash totaled $11.2 billion compared with $12.4 billion at year-end 2021.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.9 billion and $2.9 billion at December 31, 2021 and 2022, respectively.

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

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheets and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2022 are shown below (in millions):

	Payments Due by Period
	2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
On-balance sheet
Long-term debt (a)	$29,819	$48,942	$15,990	$6,528	$101,279
Interest payments relating to long-term debt	3,394	3,660	1,325	530	8,909
Operating lease	17	30	20	7	74
Off-balance sheet
Purchase obligations	37	22	2	—	61
Total	$33,267	$52,654	$17,337	$7,065	$110,323
__________
(a) Excludes unamortized discounts, unamortized issuance costs, and fair value adjustments.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Committed Capacity. At December 31, 2022, our committed capacity totaled $39.7 billion, compared with $39.8 billion at December 31, 2021. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $37.4 billion ($22.6 billion of retail financing, $5.9 billion of wholesale financing, and $8.9 billion of operating leases) at December 31, 2022. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $16 billion having maturities within the next twelve months and the remaining balance having maturities through fourth quarter 2024. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2022, $26.6 billion of these commitments were in use and we had no asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
As of December 31, 2022, Ford Bank had liquidity of €160 million (equivalent to $170 million) and FCE had liquidity of £8 million (equivalent to $9 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank and the Bank of England, respectively.

Unsecured Credit Facilities. At December 31, 2022, we and our majority-owned subsidiaries had $2.3 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At December 31, 2022, $1.5 billion was available for use.

At December 31, 2022, £397 million (equivalent to $477 million) was available for use under FCE’s £685 million (equivalent to $824 million) syndicated credit facility (the “FCE Credit Agreement”) and all €210 million (equivalent to $224 million) was available for use under Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). FCE Credit Agreement and Ford Bank Credit Agreement both mature in 2025.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. In addition, both the FCE Credit Agreement and the Ford Bank Credit Agreement include certain sustainability-linked targets, pursuant to which the applicable margin may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions. Ford outperformed the 2021 targets for all three of the sustainability-linked metrics, which impacted pricing on the FCE Credit Agreement and the Ford Bank Credit Agreement beginning in the fourth quarter of 2022.

Ford is party to, and Ford Credit is a designated subsidiary borrower under, a 364-Day Revolving Credit Agreement, under which the lenders thereto have provided $1.75 billion of commitments maturing on June 22, 2023. At December 31, 2022, the facility was fully utilized by Ford Credit. As of January 25, 2023, Ford Credit had repaid the full $1.75 billion outstanding under the 364-day revolving credit facility.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	2023	2024	2025	2026 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$71	$97	$117	$137
Total debt (b)	58	83	100	121
Memo: Unsecured long-term debt maturities	8	12	11	17
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond 2023. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of December 31, 2022, we had $137 billion of assets, $60 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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
•Accounting and regulatory changes; and
•Our ability to maintain credit facilities and committed asset-backed facilities.

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

Securitization Transactions

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables or pledge them as collateral, in certain transactions outside of the United States, in other types of structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors and other financial institutions in both public and private transactions. We completed our first securitization transaction in 1988, and participate in a number of securitization markets primarily in the United States, Canada, Germany, Italy, the United Kingdom, and China.

Securitization provides us with a lower cost source of funding compared with other alternatives, diversifies our funding among different markets and investors, and provides additional liquidity. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities.

Our securitization transactions involve sales to consolidated entities or we maintain control over the assets, and therefore, the securitized assets and related debt remain on our balance sheets and affect our financial condition, operating results, and liquidity.

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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2021			2022
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)
Finance Receivables
United States and Canada Segment
Retail financing	$1.8	$32.4	$29.0	$1.7	$37.5	$33.4
Wholesale financing	1.2	10.5	8.4	0.2	15.9	10.0
Total United States and Canada Segment	3.0	42.9	37.4	1.9	53.4	43.4
Europe Segment
Retail financing	0.3	5.5	1.5	0.3	5.3	3.0
Wholesale financing	0.1	1.3	0.4	—	1.9	0.8
Total Europe Segment	0.4	6.8	1.9	0.3	7.2	3.8
All Other Segment
Retail financing	—	1.1	0.9	—	1.1	0.9
Wholesale financing	—	0.2	0.1	—	0.4	0.1
Total All Other Segment	—	1.3	1.0	—	1.5	1.0
Total finance receivables	3.4	51.0	40.3	2.2	62.1	48.2
Net investment in operating leases	0.4	7.5	5.1	0.6	12.5	8.2
Total on-balance sheet arrangements	$3.8	$58.5	$45.4	$2.8	$74.6	$56.4
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

The following table shows the calculation of our financial statement leverage (in billions):

	December 31, 2020	December 31, 2021	December 31, 2022
Leverage Calculation
Debt	$137.7	$117.7	$119.0
Equity	$15.6	$12.4	$11.9
Financial statement leverage (to 1)	8.8	9.5	10.0

We plan our financial statement leverage by considering market conditions and the risk characteristics of our business. At December 31, 2022, our financial statement leverage was 10:1. We target financial statement leverage in the range of 9:1 to 10:1.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Macroeconomic factors used in our models are country specific and include variables such as unemployment rates, personal bankruptcy filings, housing prices, and gross domestic product.

Sensitivity Analysis. Changes in the probability of default and loss given default assumptions would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our United States Ford and Lincoln retail financing is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Probability of default (lifetime)	+ / - 100	$210/(210)
Loss given default	+ / - 100	10/(10)

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

Generally, lease customers have the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. For additional information on our residual risk on operating leases, refer to the “Residual Risk” section.

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

Assumptions Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions regarding:

•Auction value. Our projection of the market value of the vehicles when sold at the end of the lease; and
•Return volume. Our projection of the number of vehicles that will be returned at lease end for contracts where the lease customer has the option to buy the leased vehicle.

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases; however, the impact may be tempered or exacerbated based on future auction values in relation to the purchase price specified in the lease contract. A change in the assumption for an auction value will impact our estimate of accumulated supplemental depreciation if the future auction value is lower than the purchase price specified in the lease contract. The effect of the indicated increase/decrease in the assumptions for our United States Ford and Lincoln brand operating lease portfolio is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Future auction values	+ / - 100	$(10)/10
Return volumes	+ / - 100	5/(5)

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

For a discussion of recent accounting standards, see Note 2 of our Notes to the Financial Statements.

Outlook

We expect full year 2023 EBT to be about $1.3 billion, down about $1.1 billion, primarily reflecting unfavorable lease residuals and credit losses and the non-recurrence of derivative gains. We do not expect to pay distributions to our parent in 2023, reflecting anticipated growth in receivables.

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
•Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to acquire key components, such as semiconductors, or raw materials, such as lithium, cobalt, nickel, graphite, and manganese, can disrupt Ford’s production of vehicles;
•To facilitate access to the raw materials necessary for the production of electric vehicles, Ford has entered into, and expects to continue to enter into, multi-year commitments to raw material suppliers that subject Ford to risks associated with lower future demand for such materials as well as costs that fluctuate and are difficult to accurately forecast;
•Ford’s long-term competitiveness depends on the successful execution of Ford+;
•Ford’s vehicles could be affected by defects that result in delays in new model launches, recall campaigns, or increased warranty costs;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, restructurings, or new business strategies;
•Operational systems, security systems, vehicles, and services could be affected by cyber incidents, ransomware attacks, and other disruptions and impact Ford and Ford Credit as well as their suppliers and dealers;
•Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors;
•Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;
•Ford’s ability to attract and retain talented, diverse, and highly skilled employees is critical to its success and competitiveness;
•Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries and its reputation may be harmed if it is unable to achieve the initiatives it has announced;
•Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States;
•With a global footprint, Ford’s results could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events;
•Industry sales volume can be volatile and could decline if there is a financial crisis, recession, or significant geopolitical event;
•Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors;
•Inflationary pressure and fluctuations in commodity and energy prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results;
•Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;
•The impact of government incentives on Ford’s business could be significant, and Ford’s receipt of government incentives could be subject to reduction, termination, or clawback;
•Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;
•Economic and demographic experience for pension and OPEB plans (e.g., discount rates or investment returns) could be worse than Ford has assumed;
•Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition;
•Ford and Ford Credit could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise;
•Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations;
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

Under these interest rate scenarios, we expect more assets than debt and liabilities to re-price in the next twelve months. Other things being equal, this means that during a period of rising interest rates, the interest received on our assets will increase more than the interest paid on our debt, thereby initially increasing our pre-tax cash flow. During a period of falling interest rates, we would expect our pre-tax cash flow to initially decrease. Our pre-tax cash flow sensitivity to interest rate movement at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2021	2022
One percentage point instantaneous increase in interest rates	$(76)	$127
One percentage point instantaneous decrease in interest rates (a)	76	(127)
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk. Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2022 is insignificant.

Derivative Notional Values

The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2021	2022
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps, including basis swaps	$18	$23
Pay-floating, receive-fixed, excluding securitization swaps	38	29
Securitization swaps	19	28
Total interest rate derivatives	75	80

Other derivatives
Cross-currency swaps	7	8
Foreign currency forwards	4	4
Total notional value	$86	$92

Derivative Fair Values

The net fair value of our derivative financial instruments was an asset of $553 million and a liability of $2,039 million at December 31, 2021 and 2022, respectively. The decline in net fair value was driven by higher U.S. interest rates and a stronger U.S. dollar. For additional information regarding our derivatives, see Note 7 of our Notes to the Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data.

Our Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the accompanying Notes that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page 63 immediately following the signature pages of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2022, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP (“PwC”) (PCAOB ID 238), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2021	2022
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$9.9	$10.4
Audit-related fees - for support of funding transactions, due diligence for mergers, acquisitions and divestitures, attestation services, internal control reviews, and assistance with interpretation of accounting standards	2.2	1.9
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to mergers, acquisitions and divestitures	0.4	0.5
All other fees - for support in business and regulatory reviews and research analysis regarding new strategies	—	—
Total fees	$12.5	$12.8

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

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statements for the Years Ended December 31, 2020, 2021, and 2022

•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2021, and 2022

•Consolidated Balance Sheets at December 31, 2021 and 2022

•Consolidated Statements of Shareholder’s Interest for the Years Ended December 31, 2020, 2021, and 2022

•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2021, and 2022

•Notes to the Financial Statements

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 63 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Consolidated Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.
Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.
Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.
Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.
Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.
Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.
Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-B	Form of Indenture dated as of March 16, 2015 between Ford Motor Credit Company LLC and The Bank of New York Mellon relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company LLC Registration Statement No. 333-202789 and incorporated by reference herein.
Exhibit 4-C	Description of Securities.	Filed with this Report.
Exhibit 10-A	Third Amended and Restated Relationship Agreement dated as of April 27, 2022 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-B	Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-C	Second Amended and Restated Tax Sharing Agreement Between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference. File No. 1-6368.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Designation	Description	Method of Filing

Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and Executive Vice President, Strategy

Date:	February 2, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

MARION B. HARRIS*	Director, Chair of the Board, President and Chief Executive Officer (principal executive officer)	February 2, 2023
Marion B. Harris

DAVID W. MCCLELLAND*	Director and Audit Committee Member	February 2, 2023
David W. McClelland

MICHAEL AMEND*	Director and Audit Committee Member	February 2, 2023
Michael Amend

DAVID A. WEBB*	Director and Chairman of the Audit Committee	February 2, 2023
David A. Webb

SHANNON MOKHIBER*	Director, Chief Risk Officer, and Executive Vice President	February 2, 2023
Shannon Mokhiber

ELIANE S. OKAMURA*	Director, Chief Financial Officer, Treasurer, and Executive Vice President, Strategy (principal financial officer and principal accounting officer)	February 2, 2023
Eliane S. Okamura

* By /s/ CLAIRE B. ZIEGELER	Attorney-in-Fact	February 2, 2023
Claire B. Ziegeler

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ford Motor Credit Company LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholder's interest and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Consumer Finance Receivables Allowance for Credit Losses
As described in Note 4 to the consolidated financial statements, the Company had consumer finance receivables of $71,503 million, for which a consumer allowance for credit losses of $838 million was recorded as of December 31, 2022. The consumer allowance for credit losses represents management’s estimate of the lifetime expected credit losses inherent in the consumer finance receivables as of the balance sheet date. For consumer receivables that share similar risk characteristics, management estimates the lifetime expected credit losses based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.
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
February 2, 2023
We have served as the Company’s auditor since 1959.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the Years Ended December 31,
	2020	2021	2022
Financing revenue
Operating leases	$5,653	$5,291	$4,569
Retail financing	3,927	3,888	3,514
Dealer financing	1,474	774	1,079
Other financing	88	46	63
Total financing revenue	11,142	9,999	9,225
Depreciation on vehicles subject to operating leases	(3,235)	(1,626)	(2,240)
Interest expense	(3,402)	(2,790)	(3,334)
Net financing margin	4,505	5,583	3,651
Other revenue
Insurance premiums earned (Note 11)	143	75	75
Fee based revenue and other	177	176	116
Total financing margin and other revenue	4,825	5,834	3,842
Expenses
Operating expenses	1,330	1,325	1,329
Provision for/(Benefit from) credit losses (Note 4)	828	(310)	39
Insurance expenses (Note 11)	82	10	(4)
Total expenses	2,240	1,025	1,364

Other income/(loss), net (Note 13)	23	(78)	(41)

Income before income taxes	2,608	4,731	2,437
Provision for/(Benefit from) income taxes (Note 10)	270	210	448
Net income	$2,338	$4,521	$1,989

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2020	2021	2022

Net income	$2,338	$4,521	$1,989
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	339	(198)	(558)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	33	(14)	231
Comprehensive income	$2,710	$4,309	$1,662

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2021	December 31, 2022
ASSETS
Cash and cash equivalents (Note 3)	$10,963	$10,393
Marketable securities (Note 3)	2,173	1,493
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	85,347	94,090
Finance leases	7,003	6,423
Total finance receivables, net of allowance for credit losses of $925 and $845 (Note 4)	92,350	100,513
Net investment in operating leases (Note 5)	25,167	21,821
Notes and accounts receivable from affiliated companies	703	793
Derivative financial instruments (Note 7)	1,065	987
Other assets (Note 8)	2,524	2,576
Total assets	$134,945	$138,576

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,051	$1,097
Affiliated companies	425	581
Total accounts payable	1,476	1,678
Debt (Note 9)	117,717	119,039
Deferred income taxes	676	921
Derivative financial instruments (Note 7)	512	3,026
Other liabilities and deferred revenue (Note 8)	2,166	2,035
Total liabilities	122,547	126,699

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,227	5,166
Accumulated other comprehensive income/(loss)	(690)	(1,017)
Retained earnings	7,839	7,728
Shareholder’s interest attributable to Ford Motor Credit Company	12,376	11,877
Shareholder's interest attributable to noncontrolling interests	22	—
Total shareholder’s interest	12,398	11,877
Total liabilities and shareholder’s interest	$134,945	$138,576

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in our consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2021	December 31, 2022
ASSETS
Cash and cash equivalents	$3,407	$2,274
Finance receivables, net	43,001	49,142
Net investment in operating leases	7,540	12,545
Derivative financial instruments	39	264

LIABILITIES
Debt	$38,274	$45,451
Derivative financial instruments	6	2

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest	Shareholder’s Interest Attributable to Non-controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2019	$5,227	$(850)	$12,012	$16,389	$—	$16,389
Net income	—	—	2,338	2,338	—	2,338
Other comprehensive income/(loss), net of tax	—	372	—	372	—	372
Adoption of accounting standards (Note 2)	—	—	(242)	(242)	—	(242)
Distributions declared	—	—	(3,290)	(3,290)	—	(3,290)
Balance at December 31, 2020	$5,227	$(478)	$10,818	$15,567	$—	$15,567
Net income	—	—	4,521	4,521	—	4,521
Other comprehensive income/(loss), net of tax	—	(212)	—	(212)	—	(212)
Distributions declared	—	—	(7,500)	(7,500)	—	(7,500)
Other (Note 12)	—	—	—	—	22	22
Balance at December 31, 2021	$5,227	$(690)	$7,839	$12,376	$22	$12,398
Net income	—	—	1,989	1,989	—	1,989
Other comprehensive income/(loss), net of tax	—	(327)	—	(327)	—	(327)
Distributions declared	—	—	(2,100)	(2,100)	—	(2,100)
Other (Note 12)	(61)	—	—	(61)	(22)	(83)
Balance at December 31, 2022	$5,166	$(1,017)	$7,728	$11,877	$—	$11,877

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2020	2021	2022
Cash flows from operating activities
Net income	$2,338	$4,521	$1,989
Provision for/(Benefit from) credit losses	828	(310)	39
Depreciation and amortization	3,984	2,349	2,872
Amortization of upfront interest supplements	(2,222)	(2,249)	(1,830)
Net change in finance receivables held-for-sale	(74)	—	—
Net change in deferred income taxes	61	147	324
Net change in other assets	(64)	522	(497)
Net change in other liabilities	(321)	(185)	360
All other operating activities	94	168	228
Net cash provided by/(used in) operating activities	4,624	4,963	3,485

Cash flows from investing activities
Purchases of finance receivables	(41,218)	(35,283)	(35,085)
Principal collections of finance receivables	40,102	41,382	36,907
Purchases of operating lease vehicles	(11,331)	(11,216)	(8,911)
Proceeds from termination of operating lease vehicles	9,508	11,469	9,802
Net change in wholesale receivables and other short-duration receivables	12,752	7,693	(10,872)
Proceeds from sale of business (Note 12)	1,340	—	—
Purchases of marketable securities and other investments	(10,976)	(8,014)	(3,578)
Proceeds from sales and maturities of marketable securities and other investments	9,436	10,676	4,161
Settlements of derivatives	(152)	(17)	184
All other investing activities	71	(190)	(91)
Net cash provided by/(used in) investing activities	9,532	16,500	(7,483)

Cash flows from financing activities
Proceeds from issuances of long-term debt	41,743	23,101	42,175
Payments of long-term debt	(44,558)	(44,260)	(41,758)
Net change in short-term debt	(2,495)	3,460	5,375
Cash distributions to parent	(3,290)	(7,500)	(2,100)
All other financing activities	(107)	(41)	(78)
Net cash provided by/(used in) financing activities	(8,707)	(25,240)	3,614

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	279	(128)	(187)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$5,728	$(3,905)	$(571)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$9,268	$14,996	$11,091
Net increase/(decrease) in cash, cash equivalents, and restricted cash	5,728	(3,905)	(571)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$14,996	$11,091	$10,520

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

Adoption of New Accounting Standards
On January 1, 2020, we adopted ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments, which had an impact on the 2020 opening balance of Retained earnings of $202 million.
On January 1, 2021, we adopted ASU 2019-12 - Income Taxes - Simplifying the Accounting for Income Taxes, which had an impact on the 2020 opening balance of Retained earnings of $40 million.
We adopted the following Accounting Standards Updates (“ASUs”) during 2022, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2021-05	Lessors - Certain Leases with Variable Lease Payments	January 1, 2022
2021-08	Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2022
2021-10	Government Assistance: Disclosures by Business Entities about Government Assistance	January 1, 2022
2022-06	Reference Rate Reform: Deferral of the Sunset Date of Topic 848	December 21, 2022

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

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheets at December 31 (in millions):

	Fair Value Level	2021	2022
Cash and cash equivalents
United States government	1	$711	$1,045
United States government agencies	2	240	150
Non-United States government and agencies	2	152	199
Corporate debt	2	940	792
Total marketable securities classified as cash equivalents		2,043	2,186
Cash, time deposits and money market funds		8,920	8,207
Total cash and cash equivalents		$10,963	$10,393

Marketable securities
United States government	1	$864	$187
United States government agencies	2	75	221
Non-United States government and agencies	2	697	658
Corporate debt	2	304	266
Other marketable securities	2	233	161
Total marketable securities		$2,173	$1,493

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in our consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2021	December 31, 2022
Cash and cash equivalents	$10,963	$10,393
Restricted cash (a)	128	127
Total cash, cash equivalents, and restricted cash	$11,091	$10,520
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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, to finance the purchase of dealership real estate, and to finance other dealer programs. Wholesale financing is approximately 96% of our dealer financing.

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

We measure finance receivables at fair value using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest) and assumptions regarding expected credit losses and pre-payment speed. The projected cash flows are discounted to present value at current rates that incorporate present yield curve and credit spread assumptions. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Finance Receivables, Net

Total finance receivables, net at December 31 were as follows (in millions):

	2021	2022
Consumer
Retail installment contracts, gross	$69,247	$67,043
Finance leases, gross	7,318	6,765
Retail financing, gross	76,565	73,808
Unearned interest supplements from Ford and affiliated companies	(3,020)	(2,305)
Consumer finance receivables	73,545	71,503

Non-Consumer
Dealer financing (a)	18,197	28,408
Other financing (b)	1,533	1,447
Non-Consumer finance receivables	19,730	29,855
Total recorded investment (c)	$93,275	$101,358

Recorded investment in finance receivables	$93,275	$101,358
Allowance for credit losses	(925)	(845)
Total finance receivables, net	$92,350	$100,513

Net finance receivables subject to fair value (d)	$85,347	$94,090
Fair value	86,199	91,410
__________
(a)Includes $6.4 billion and $9.6 billion at December 31, 2021 and 2022, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in transit to the destination dealers. Interest earned from Ford and affiliated companies associated with receivables from gate-released vehicles in transit to dealers for the years ended December 31, 2020, 2021, and 2022 was $137 million, $97 million, and $333 million, respectively. Balances at December 31, 2021 and 2022, also include $503 million and $764 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2020, 2021, and 2022, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide dealer financing was $13 million, $4 million, and $6 million, respectively.
(b)Primarily represents other financing receivables with Ford, which includes amounts associated with purchased receivables and receivables associated with the financing of vehicles that Ford leases to employees. Interest earned from Ford and affiliated companies associated with these other financing receivables totaled $88 million, $46 million, and $63 million for the years ended December 31, 2020, 2021, and 2022, respectively.
(c)Earned interest supplements on consumer and non-consumer receivables from Ford and affiliated companies totaled $2.4 billion, $2.4 billion, and $2.1 billion for the years ended December 31, 2020, 2021, and 2022, respectively. Cash received from interest supplements totaled $2.8 billion, $1.5 billion, and $1.4 billion for the years ended December 31, 2020, 2021, and 2022, respectively.
(d)Net finance receivables subject to fair value exclude finance leases.

At December 31, 2021 and 2022, accrued interest was $125 million and $187 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The amounts contractually due on finance leases at December 31, 2022 were as follows (in millions):

	Finance Lease Receivables
	2023	2024	2025	2026	2027	Thereafter	Total
Contractual maturity	$1,448	$1,317	$1,136	$563	$66	$1	$4,531
Less: Present value discount							234
Total finance lease receivables							$4,297

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net at December 31 is as follows (in millions):

	2021	2022
Finance lease receivables	$4,631	$4,297
Unguaranteed residual assets	2,605	2,389
Initial direct costs	82	79
Finance leases, gross	7,318	6,765
Unearned interest supplements from Ford and affiliated companies	(274)	(307)
Allowance for credit losses	(41)	(35)
Finance leases, net	$7,003	$6,423

Financing revenue from finance leases was $357 million, $345 million, and $303 million for the years ended December 31, 2020, 2021, and 2022, respectively, and is included in Retail financing on our consolidated income statements.

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

The credit quality analysis of consumer receivables at December 31, 2021 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2017	2017	2018	2019	2020	2021	Total	Percent
Consumer
31-60 days past due	$39	$52	$98	$120	$186	$91	$586	0.8%
61-120 days past due	7	10	20	29	40	21	127	0.2
Greater than 120 days past due	10	6	6	9	11	1	43	—
Total past due	56	68	124	158	237	113	756	1.0
Current	812	2,608	6,568	12,717	22,730	27,354	72,789	99.0
Total	$868	$2,676	$6,692	$12,875	$22,967	$27,467	$73,545	100.0%

The credit quality analysis of consumer receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31-60 days past due	$41	$60	$91	$181	$150	$126	$649	0.9%
61-120 days past due	9	12	20	39	40	29	149	0.2
Greater than 120 days past due	9	4	5	7	7	6	38	0.1
Total past due	59	76	116	227	197	161	836	1.2
Current	883	2,564	6,149	13,864	18,382	28,825	70,667	98.8
Total	$942	$2,640	$6,265	$14,091	$18,579	$28,986	$71,503	100.0%

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

The credit quality analysis of dealer financing receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2018	2018	2019	2020	2021	2022	Total	Wholesale Loans	Total	Percent
Group I	$402	$148	$35	$67	$185	$224	$1,061	$24,242	$25,303	89.1%
Group II	2	21	—	5	2	42	72	2,751	2,823	9.9
Group III	—	—	—	—	—	10	10	233	243	0.9
Group IV	—	—	1	—	—	3	4	35	39	0.1
Total (a)	$404	$169	$36	$72	$187	$279	$1,147	$27,261	$28,408	100.0%
__________
(a)Total past due dealer financing receivables at December 31, 2022 were $9 million.

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

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 was as follows (in millions):

	2021			2022
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$1,245	$60	$1,305	$903	$22	$925
Charge-offs	(272)	(3)	(275)	(278)	(1)	(279)
Recoveries	202	8	210	165	5	170
Provision for/(Benefit from) credit losses	(270)	(40)	(310)	56	(17)	39
Other (a)	(2)	(3)	(5)	(8)	(2)	(10)
Ending balance	$903	$22	$925	$838	$7	$845
_________
(a)Primarily represents amounts related to translation adjustments.

For the year ended December 31, 2022, the allowance for credit losses decreased $80 million, primarily due to our current expectation that COVID-related losses have largely been avoided, offset partially by deterioration in the macroeconomic outlook that was reflected in our reserve balance in the fourth quarter of 2022. Although net charge-offs for the year ended December 31, 2022 remained low due, in part, to high vehicle auction values, the impact of higher inflation and higher interest rates on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. Unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2021 and 2022 was $1.6 billion and $1.1 billion, respectively. Earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating leases for the years ended December 31, 2020, 2021, and 2022 was $2.3 billion, $1.9 billion, and $1.2 billion, respectively. Interest supplements and residual support cash received totaled $1.7 billion, $1.1 billion, and $0.7 billion for the years ended December 31, 2020, 2021, and 2022, respectively.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)

Net investment in operating leases at December 31 was as follows (in millions):

	2021	2022
Vehicles, at cost (a)	$29,982	$26,055
Accumulated depreciation	(4,815)	(4,234)
Net investment in operating leases	$25,167	$21,821
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

The amounts contractually due on our operating leases at December 31, 2022 were as follows (in millions):

	2023	2024	2025	2026	2027	Total
Operating lease payments	$3,324	$1,944	$803	$164	$11	$6,246

Operating leases are generally pre-payable without penalty which may result in actual amounts paid to differ from amounts contractually due.

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables or pledge them as collateral in certain transactions outside of the United States, in other types of structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions in capital markets primarily in the United States, Canada, Germany, Italy, the United Kingdom, and China.

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balance of cash related to these contributions was $1,150 million and zero at December 31, 2021 and 2022, respectively, and ranged from $25 million to $3,700 million during 2021 and from zero to $2,850 million during 2022.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

Most of these securitization transactions utilize VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our consolidated financial statements at December 31 (in billions):

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	2022
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.5	$31.7	$0.3	$31.4	$26.6
Wholesale financing	0.2	17.7	—	17.7	10.6
Finance receivables	1.7	49.4	0.3	49.1	37.2
Net investment in operating leases	0.6	12.5	—	12.5	8.2
Total VIE	$2.3	$61.9	$0.3	$61.6	$45.4

Non-VIE
Retail financing	$0.5	$12.2	$0.2	$12.0	$10.7
Wholesale financing	—	0.5	—	0.5	0.3
Finance receivables	0.5	12.7	0.2	12.5	11.0
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.5	$12.7	$0.2	$12.5	$11.0

Total securitization transactions
Retail financing	$2.0	$43.9	$0.5	$43.4	$37.3
Wholesale financing	0.2	18.2	—	18.2	10.9
Finance receivables	2.2	62.1	0.5	61.6	48.2
Net investment in operating leases	0.6	12.5	—	12.5	8.2
Total securitization transactions	$2.8	$74.6	$0.5	$74.1	$56.4
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance costs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2020	2021	2022
VIE	$1,050	$829	$1,009
Non-VIE	152	114	267
Total securitization transactions	$1,202	$943	$1,276

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

	2021		2022
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$39	$6	$264	$2
Derivatives related to the VIEs	—	13	—	121
Other securitization related derivatives	16	19	239	1
Total exposures related to securitization	$55	$38	$503	$124
Derivative expense/(income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2020	2021	2022
Derivatives of the VIEs	$130	$(34)	$(327)
Derivatives related to the VIEs	(9)	15	120
Other securitization related derivatives	113	(22)	(259)
Total derivative expense/(income) related to securitization	$234	$(41)	$(466)

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2020	2021	2022
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$290	$393	$(45)
Fair value changes on hedging instruments	986	(1,001)	(1,875)
Fair value changes on hedged debt	(985)	957	1,893
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(2)	(8)	(27)
Fair value changes on hedging instruments	38	(93)	(111)
Fair value changes on hedged debt	(37)	82	113
Derivatives not designated as hedging instruments
Interest rate contracts	(100)	(3)	390
Foreign currency exchange contracts (a)	(82)	145	50
Cross-currency interest rate swap contracts	486	(507)	(780)
Total	$594	$(35)	$(392)
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

The fair value of our derivative instruments and the associated notional amounts at December 31 were as follows (in millions):

	2021			2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$23,893	$544	$274	$16,883	$—	$1,653
Cross-currency interest rate swaps	885	—	49	885	—	161
Derivatives not designated as hedging instruments
Interest rate contracts	50,060	338	126	63,210	931	483
Foreign currency exchange contracts	4,407	66	2	4,219	41	76
Cross-currency interest rate swap contracts	6,533	117	61	6,635	15	653
Total derivative financial instruments, gross (a) (b)	$85,778	$1,065	$512	$91,832	$987	$3,026
__________
(a)At December 31, 2021 and 2022, we held collateral of $26 million and $210 million, and we posted collateral of $71 million and $193 million, respectively.
(b)At December 31, 2021 and 2022, the fair value of assets and liabilities available for counterparty netting was $415 million and $166 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED REVENUE

Other assets and Other liabilities and deferred revenue consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets at December 31 were as follows (in millions):

	2021	2022
Prepaid reinsurance premiums and other reinsurance recoverables	$743	$779
Accrued interest and other non-finance receivables	584	576
Collateral held for resale, at net realizable value	258	233
Property and equipment, net of accumulated depreciation (a)	224	233
Investment in non-consolidated affiliates	133	177
Deferred charges – income taxes	190	158
Restricted cash	128	127
Operating lease assets	76	64
Other	188	229
Total other assets	$2,524	$2,576
__________
(a)Accumulated depreciation was $397 million and $415 million at December 31, 2021 and 2022, respectively.

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2021	2022
Unearned insurance premiums and fees	$857	$891
Interest payable	667	683
Income tax and related interest (a)	229	115
Operating lease liabilities	78	66
Deferred revenue	62	22
Other	273	258
Total other liabilities and deferred revenue	$2,166	$2,035
__________
(a)Includes tax and interest payable to affiliated companies of $101 million and $36 million at December 31, 2021 and 2022, respectively.

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

Debt outstanding and interest rates at December 31 were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	2021	2022	2021	2022	2021	2022
Short-term debt
Unsecured debt
Floating rate demand notes	$9,400	$10,303
Other short-term debt	4,701	6,515
Asset-backed debt	709	2,806
Total short-term debt	14,810	19,624	1.2%	3.8%	1.3%	3.8%
Long-term debt
Unsecured debt
Notes payable within one year	13,660	7,980
Notes payable after one year	44,337	39,620
Asset-backed debt
Notes payable within one year	18,049	21,839
Notes payable after one year	26,654	31,840
Unamortized (discount)/premium	29	23
Unamortized issuance costs	(212)	(197)
Fair value adjustments (a)	390	(1,690)
Total long-term debt	102,907	99,415	2.6%	3.6%	2.6%	3.6%
Total debt	$117,717	$119,039	2.4%	3.6%	2.4%	3.6%

Fair value of debt	$120,204	$117,214
Interest rate characteristics of debt payable after one year
Fixed interest rate	60,411	55,711
Variable interest rate (generally based on LIBOR or other short-term rates)	10,580	15,749
Total payable after one year	$70,991	$71,460
__________
(a)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $257 million and $31 million at December 31, 2021 and 2022, respectively. The carrying value of hedged debt was $37.5 billion and $33.3 billion at December 31, 2021 and 2022, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

The average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees.

We measure debt at fair value for purposes of disclosure using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy. The fair value of debt includes $14.1 billion and $16.9 billion of short-term debt at December 31, 2021 and 2022, respectively, carried at cost, which approximates fair value. We paid interest of $3.4 billion, $2.8 billion, and $3.2 billion in 2020, 2021, and 2022, respectively, on debt.

Maturities

Debt maturities at December 31, 2022 were as follows (in millions):

	2023 (a)	2024	2025	2026	2027	Thereafter (b)	Total
Unsecured debt	$24,798	$11,533	$10,888	$5,184	$6,187	$5,828	$64,418
Asset-backed debt	24,645	15,625	10,896	3,509	1,110	700	56,485
Total	49,443	27,158	21,784	8,693	7,297	6,528	120,903
Unamortized (discount)/premium							23
Unamortized issuance costs							(197)
Fair value adjustments							(1,690)
Total debt							$119,039
__________
(a)Includes $19,624 million for short-term and $29,819 million for long-term debt.
(b)Matures between 2028 and 2032.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $37.4 billion ($22.6 billion of retail financing, $5.9 billion of wholesale financing, and $8.9 billion of operating leases) at December 31, 2022. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $16.0 billion having maturities within the next twelve months and the remaining balance having maturities through fourth quarter 2024. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2022, $26.6 billion of these commitments were in use and we had no asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of December 31, 2022, Ford Bank had liquidity of €160 million (equivalent to $170 million), and FCE Bank plc (“FCE”) had liquidity of £8 million (equivalent to $9 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank and the Bank of England, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Unsecured Credit Facilities

At December 31, 2022, we and our majority-owned subsidiaries had $2.3 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At December 31, 2022, $1.5 billion was available for use.

At December 31, 2022, £397 million (equivalent to $477 million) was available for use under FCE’s £685 million (equivalent to $824 million) syndicated credit facility (the “FCE Credit Agreement”) and all €210 million (equivalent to $224 million) was available for use under Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). FCE Credit Agreement and Ford Bank Credit Agreement both mature in 2025.

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

Ford is party to, and Ford Credit is a designated subsidiary borrower under, a 364-Day Revolving Credit Agreement, under which the lenders thereto have provided $1.75 billion of commitments maturing on June 22, 2023. At December 31, 2022, the facility was fully utilized by Ford Credit. As of January 25, 2023, Ford Credit had repaid the full $1.75 billion outstanding under the 364-day revolving credit facility.

2022 Debt Extinguishment

Pursuant to our June 2022 cash tender offer, we repurchased approximately $3 billion principal amount of our public unsecured debt securities for an aggregate cost of approximately $3 billion (including transaction costs and accrued and unpaid interest payments for such tendered securities). As a result of these transactions, we recorded a pre-tax gain of $17 million (net of unamortized discounts, premiums, fees, and fair value adjustments) in Other income/(loss), net in 2022.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

Ford Motor Credit Company LLC and certain of its subsidiaries are disregarded entities for United States income tax purposes. Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries. In accordance with the adoption of ASU 2019-12 on January 1, 2021, United States income tax liabilities are only recognized for Ford Credit taxable entities. Certain United States minimum taxes, such as tax on global intangible low-taxed income, are generally allocated to us on a separate return basis calculated as if we were a taxable entity. The net minimum tax liability allocated to us will not exceed the net liability as determined on a consolidated basis.

We account for United States tax on global intangible low-taxed income in the period incurred.

Components of Income Taxes

	2020	2021	2022
Income before income taxes (in millions)
United States	$2,085	$3,736	$1,532
Non-United States	523	995	905
Total	$2,608	$4,731	$2,437

Provision for/(Benefit from) income taxes for the years ended December 31 was estimated as follows (in millions):

	2020	2021	2022
Current
Federal	$94	$47	$81
Non-United States	98	21	31
State and local	17	(5)	12
Total current	209	63	124
Deferred
Federal	—	(16)	(17)
Non-United States	61	163	341
State and local	—	—	—
Total deferred	61	147	324
Provision for/(Benefit from) income taxes	$270	$210	$448

Reconciliation of effective tax rate

	2020	2021	2022
United States statutory tax rate	21.0%	21.0%	21.0%
United States Disregarded Entities (ASU 2019-12)	(13.5)	(15.2)	(8.9)
Non-United States tax rate differential	1.1	1.1	0.7
Nontaxable currency gains and losses	—	—	4.5
State and local income taxes	0.6	(0.1)	0.4
Prior year settlements and claims	—	(1.7)	0.8
Other	1.2	(0.7)	(0.1)
Effective tax rate	10.4%	4.4%	18.4%

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

At December 31, 2022, $3.0 billion of non-United States earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

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

Components of Deferred Tax Assets and Liabilities

Components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2021	2022
Deferred tax assets
Net operating loss carryforwards	$293	$216
Provision for/(Benefit from) credit losses	58	45
Other foreign	199	113
Employee benefit plans	20	16
Other	42	12
Total gross deferred tax assets	612	402
Less: Valuation allowance	(65)	(54)
Total net deferred tax assets	547	348
Deferred tax liabilities
Leasing transactions	597	668
Other foreign	428	441
Other	8	2
Total deferred tax liabilities	1,033	1,111
Net deferred tax liability	$486	$763

At December 31, 2022, we have a valuation allowance of $54 million for certain non-United States deferred tax assets.

Net operating loss carryforwards for tax purposes were $487 million at December 31, 2022, resulting in a deferred tax asset of $216 million. A substantial portion of these losses will begin to expire beyond 2028. Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 was as follows (in millions):

	2021	2022
Beginning balance	$70	$59
Increase - tax positions in prior periods	17	2
Increase - tax positions in current period	1	—
Decrease - tax positions in prior periods	(17)	(1)
Settlements	—	—
Lapse of statute of limitations	(7)	(1)
Foreign currency translation adjustments	(5)	(1)
Ending balance	$59	$58

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $59 million and $58 million as of December 31, 2021 and 2022, respectively.

Examinations by tax authorities have been completed through 2012 in Germany, 2014 in the United States, 2017 in Canada, and 2020 in the United Kingdom. We have settled our United States federal income tax matters related to tax years prior to 2015 in accordance with our intercompany tax sharing agreement with Ford.

We recognize income tax-related penalties in Provision for/(Benefit from) income taxes on our consolidated income statements.  We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford in Other income/(loss), net on our consolidated income statements. For the years ended December 31, 2020, 2021, and 2022, we recorded net tax related interest expense of $1 million, net tax related interest income of $1 million, and net tax related interest expense of $1 million, respectively, on our consolidated income statements. At December 31, 2021 and 2022, we recorded a net receivable of $6 million for tax related interest in Other Assets.

Cash paid for income taxes was $583 million, $133 million, and $416 million in 2020, 2021, and 2022, respectively.

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

Insurance Assets

Cash, cash equivalents, and marketable securities related to insurance activities at December 31 were as follows (in millions):

	2021	2022
Cash and cash equivalents	$28	$55
Marketable securities	696	607
Total cash, cash equivalents, and marketable securities	$724	$662

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $12 million and $11 million at December 31, 2021 and 2022, respectively, and were included in Marketable securities.
Amounts paid to reinsurers relating to the unexpired portion of the underlying automotive service contracts, and amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses are reported in Other assets. Prepaid reinsurance premiums and other reinsurance recoverables were $743 million and $779 million at December 31, 2021 and 2022, respectively. This includes amounts ceded to Ford affiliates of $103 million and $99 million at December 31, 2021 and 2022, respectively.

Insurance Liabilities

Other liabilities and deferred income includes unearned insurance premiums and fees of $857 million and $891 million at December 31, 2021 and 2022, respectively. This includes amounts from Ford and its affiliates of $742 million and $773 million at December 31, 2021 and 2022, respectively.

The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $15 million and $18 million at December 31, 2021 and 2022, respectively, and was included in Other liabilities and deferred income.

Insurance Premiums

Insurance premiums written and earned for the years ended December 31 were as follows (in millions):

	2020		2021		2022
	Written	Earned	Written	Earned	Written	Earned
Direct	$366	$350	$324	$293	$337	$306
Assumed	—	—	—	—	—	—
Ceded	(229)	(207)	(252)	(218)	(264)	(231)
Net premiums	$137	$143	$72	$75	$73	$75

The direct premiums earned with Ford and its affiliates were $213 million, $223 million, and $241 million for the years ended December 31, 2020, 2021, and 2022, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. INSURANCE (Continued)

Insurance Expenses

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses for the years ended December 31 were as follows (in millions):

	2020	2021	2022
Insurance losses	$110	$45	$34
Loss adjustment expenses	5	2	2
Reinsurance income and other expenses, net	(33)	(37)	(40)
Insurance expenses	$82	$10	$(4)

Insurance expenses with Ford and its affiliates were $88 million, $92 million, and $107 million for the years ended December 31, 2020, 2021, and 2022, respectively.

Insurance expenses were reduced by ceded insurance expenses of $130 million, $150 million, and $156 million for the years ended December 31, 2020, 2021, and 2022, respectively.

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

We executed separation and restructuring actions associated with our plans to transform our business. The impact of these actions was a loss of $55 million, $18 million, and $21 million, consisting primarily of separation costs, included in Operating expenses for the years ended December 31, 2020, 2021, and 2022 respectively.

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

South America. In June 2021, we announced that our subsidiaries in Brazil and Argentina had committed to a plan to cease originating receivables by the end of 2021 and would begin the process of selling or otherwise winding down operations in those markets. During the fourth quarter of 2021, we completed the sale of our wholesale and dealer receivables portfolio in Brazil and ceased originations of wholesale and dealer receivables in Argentina. During the years ended December 31, 2021 and 2022, we reclassified accumulated foreign currency translation gains of $14 million and losses of $155 million, respectively, to Other income/(loss), net upon the liquidation of most of our investments in Brazil.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. EMPLOYEE SEPARATION AND RESTRUCTURING ACTIONS (Continued)

Accumulated foreign currency translation losses associated with our remaining investments in Brazil and Argentina included in Accumulated other comprehensive income/(loss) at December 31, 2022 were $223 million. We expect to reclassify these losses to income upon substantially complete liquidation of our investments, which may occur over multiple reporting periods. Although the timing for the completion of these actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

NOTE 13. OTHER INCOME/(LOSS), NET

Other income/(loss) consists of various line items that are combined on the income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the years ended December 31 were as follows (in millions):

	2020	2021	2022
Gains/(Losses) on derivatives	$341	$(437)	$(393)
Currency revaluation gains/(losses)	(437)	298	419
Interest and investment income (a) (b)	119	32	123
Gains/(Losses) on changes in investments in affiliates (c)	(17)	16	(231)
Other (a)	17	13	41
Total other income/(loss), net	$23	$(78)	$(41)
__________
(a)Includes interest income primarily on notes receivable from affiliated companies of $13 million, $10 million, and $2 million for the years ended December 31, 2020, 2021, and 2022, respectively.
(b)Includes a $20 million unrealized gain for an observable price event on a non-consolidated investment for the year ended December 31, 2022.
(c)Includes losses related to our restructuring in South America described in Note 12.

NOTE 14. RETIREMENT BENEFITS

We are a participating employer in certain retirement plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2022, filed separately with the Securities and Exchange Commission.

Employee Retirement Plans
Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary, and contributions. The allocation amount can be impacted by key assumptions (e.g., discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees participating in the Ford-sponsored defined benefit plans were $59 million, $61 million, and $54 million for the years ended December 31, 2020, 2021, and 2022, respectively. Allocated costs for defined contribution and savings plans were $8 million, $8 million, and $9 million for the years ended December 31, 2020, 2021, and 2022, respectively, and were charged to Operating expenses.

Postretirement Health Care and Life Insurance Benefits

Postretirement health care and life insurance benefits are provided under certain Ford plans, which provide benefits to retired salaried employees in North America. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

Postretirement health care and life insurance costs allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $3 million, for each of the years ended December 31, 2020, 2021, and 2022, and were charged to Operating expenses.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. Our segments are: the United States and Canada, Europe, and All Other. Our All Other segment includes China, India, Mexico, Brazil, Argentina, and our joint venture in South Africa.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
2020
Total revenue	$10,020	$1,012	$430	$11,462	$—	$11,462
Income before income taxes	2,104	269	95	2,468	140	2,608
Other disclosures:
Depreciation on vehicles subject to operating leases	3,237	(2)	—	3,235	—	3,235
Interest expense	2,973	318	172	3,463	(61)	3,402
Provision for/(Benefit from) credit losses	716	63	49	828	—	828
Net finance receivables and net investment in operating leases	104,309	22,817	4,599	131,725	—	131,725
Total assets	125,074	27,620	5,435	158,129	—	158,129

2021
Total revenue	$8,911	$878	$461	$10,250	$—	$10,250
Income before income taxes	4,317	281	146	4,744	(13)	4,731
Other disclosures:
Depreciation on vehicles subject to operating leases	1,615	11	—	1,626	—	1,626
Interest expense	2,419	247	178	2,844	(54)	2,790
Provision for/(Benefit from) credit losses	(333)	(10)	33	(310)	—	(310)
Net finance receivables and net investment in operating leases	94,258	17,619	5,640	117,517	—	117,517
Total assets	107,409	20,837	6,699	134,945	—	134,945

2022
Total revenue	$8,189	$829	$398	$9,416	$—	$9,416
Income before income taxes	2,094	314	(138)	2,270	167	2,437
Other disclosures:
Depreciation on vehicles subject to operating leases	2,271	(31)	—	2,240	—	2,240
Interest expense	3,035	233	190	3,458	(124)	3,334
Provision for/(Benefit from) credit losses	10	(10)	39	39	—	39
Net finance receivables and net investment in operating leases	98,869	18,400	5,065	122,334	—	122,334
Total assets	110,023	22,690	5,863	138,576	—	138,576

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data, split geographically into the United States (which is our country of domicile), Canada, and Rest of world, for the years ended or at December 31 were as follows (in millions):

	2020	2021	2022
Total revenue
United States	$8,780	$7,622	$6,929
Canada	1,240	1,289	1,260
Rest of world	1,442	1,339	1,227
Total revenue	$11,462	$10,250	$9,416

Net property and net investment in operating leases
United States	$22,891	$20,886	$17,558
Canada	3,588	4,246	4,317
Rest of world	395	259	179
Net property and net investment in operating leases	$26,874	$25,391	$22,054

NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We lease various land, buildings, and equipment under agreements that expire over various contractual periods ranging from less than one year to 28 years. Many of our leases contain one or more options to extend. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. The leased (“right-of-use”) assets in operating lease arrangements are presented in Other assets on our consolidated balance sheets.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENCIES (Continued)

The amounts contractually due on our operating lease liabilities at December 31, 2022 were as follows (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Operating lease	$17	$16	$14	$11	$9	$7	$74
Less: Present value discount							8
Total operating lease liabilities							$66

Supplemental information related to operating leases for the years ended December 31 was as follows (in millions):

	2020	2021	2022
Operating and variable lease expense	25	28	22
Right-of-use assets obtained in exchange for operating lease liabilities	12	1	5
Weighted average remaining lease term for operating leases (in years)	6	5	5
Weighted average remaining discount rate for operating leases	3.3%	3.5%	3.9%
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

The maximum potential payments under these guarantees and limited indemnities totaled $102 million and $83 million at December 31, 2021 and 2022, respectively. Of these values, $19 million and $17 million at December 31, 2021 and 2022, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2021 and 2022.

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