Form 10-Q
period 2023-03-31
FORD MOTOR CREDIT CO LLC
filed 2023-05-03
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
0.623% Notes due June 28, 2023*	F/23E	New York Stock Exchange
Floating Rate Notes due November 15, 2023*	F/23D	New York Stock Exchange
3.021% Notes due March 6, 2024*	F/24M	New York Stock Exchange
2.748% Notes due on June 14, 2024*	F/24S	New York Stock Exchange
4.125% Notes due on June 20, 2024*	F/24O	New York Stock Exchange
1.744% Notes due July 19, 2024*	F/24R	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
3.683% Notes due on December 3, 2024*	F/24Q	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.535% Notes due March 6, 2025*	F/25K	New York Stock Exchange
3.250% Notes due September 15, 2025*	F/25M	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
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
For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended March 31,
	2022	2023
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,211	$1,049
Retail financing	906	929
Dealer financing	164	504
Other financing	7	27
Total financing revenue	2,288	2,509
Depreciation on vehicles subject to operating leases	(515)	(559)
Interest expense	(611)	(1,392)
Net financing margin	1,162	558
Other revenue
Insurance premiums earned	15	26
Fee based revenue and other	23	21
Total financing margin and other revenue	1,200	605
Expenses
Operating expenses	348	320
Provision for/(Benefit from) credit losses (Note 4)	(64)	77
Insurance expenses	(7)	5
Total expenses	277	402

Other income/(loss), net (Note 11)	(169)	100

Income before income taxes	754	303
Provision for/(Benefit from) income taxes	85	63
Net income	$669	$240

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2022	2023
	First Quarter
	(unaudited)
Net income	$669	$240
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(43)	88
Reclassification of accumulated foreign currency translation (gains)/losses to net income	195	—
Comprehensive income/(loss)	$821	$328

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2022	March 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$10,393	$9,315
Marketable securities (Note 3)	1,493	1,575
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	94,090	96,148
Finance leases	6,423	6,622
Total finance receivables, net of allowance for credit losses of $845 and $870 (Note 4)	100,513	102,770
Net investment in operating leases (Note 5)	21,821	21,057
Notes and accounts receivable from affiliated companies	793	809
Derivative financial instruments (Note 7)	987	817
Other assets (Note 8)	2,576	2,589
Total assets	$138,576	$138,932

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,097	$1,036
Affiliated companies	581	687
Total accounts payable	1,678	1,723
Debt (Note 9)	119,039	119,580
Deferred income taxes	921	909
Derivative financial instruments (Note 7)	3,026	2,436
Other liabilities and deferred revenue (Note 8)	2,035	2,079
Total liabilities	126,699	126,727

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(1,017)	(929)
Retained earnings	7,728	7,968
Shareholder’s interest attributable to Ford Motor Credit Company	11,877	12,205
Shareholder’s interest attributable to noncontrolling interests	—	—
Total shareholder’s interest	11,877	12,205
Total liabilities and shareholder’s interest	$138,576	$138,932

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2022	March 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$2,274	$2,438
Finance receivables, net	49,142	50,454
Net investment in operating leases	12,545	9,472
Derivative financial instruments	264	162

LIABILITIES
Debt	$45,451	$45,758
Derivative financial instruments	2	3

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest	Shareholder’s Interest Attributable to Non-controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2021	$5,227	$(690)	$7,839	$12,376	$22	$12,398
Net income/(loss)	—	—	669	669	—	669
Other comprehensive income/(loss), net of tax	—	152	—	152	—	152
Distributions declared	—	—	(1,000)	(1,000)	—	(1,000)
Other (Note 10)	(61)	—	—	(61)	(22)	(83)
Balance at March 31, 2022	$5,166	$(538)	$7,508	$12,136	$—	$12,136

Balance at December 31, 2022	$5,166	$(1,017)	$7,728	$11,877	$—	$11,877
Net income/(loss)	—	—	240	240	—	240
Other comprehensive income/(loss), net of tax	—	88	—	88	—	88
Distributions declared	—	—	—	—	—	—
Balance at March 31, 2023	$5,166	$(929)	$7,968	$12,205	$—	$12,205

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2022	2023
	First Three Months
	(unaudited)
Cash flows from operating activities
Net income	$669	$240
Provision for/(Benefit from) credit losses	(64)	77
Depreciation and amortization	682	701
Amortization of upfront interest supplements	(508)	(407)
Net change in deferred income taxes	37	(3)
Net change in other assets	(24)	(38)
Net change in other liabilities	418	60
All other operating activities	152	(76)
Net cash provided by/(used in) operating activities	1,362	554

Cash flows from investing activities
Purchases of finance receivables	(7,891)	(9,899)
Principal collections of finance receivables	9,615	9,025
Purchases of operating lease vehicles	(2,041)	(1,990)
Proceeds from termination of operating lease vehicles	2,469	2,226
Net change in wholesale receivables and other short-duration receivables	(2,224)	(661)
Purchases of marketable securities and other investments	(909)	(973)
Proceeds from sales and maturities of marketable securities and other investments	1,007	917
Settlements of derivatives	148	31
All other investing activities	(39)	(17)
Net cash provided by/(used in) investing activities	135	(1,341)

Cash flows from financing activities
Proceeds from issuances of long-term debt	12,489	13,912
Payments of long-term debt	(12,705)	(12,228)
Net change in short-term debt	(608)	(1,966)
Cash distributions to parent	(1,000)	—
All other financing activities	(32)	(53)
Net cash provided by/(used in) financing activities	(1,856)	(335)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(34)	50

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(393)	$(1,072)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$11,091	$10,520
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(393)	(1,072)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$10,698	$9,448

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for periods presented for Ford Motor Credit Company LLC, its consolidated subsidiaries, and its consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit,” “we,” “our,” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). We reclassify certain prior period amounts in our consolidated financial statements to conform to current year presentation.

NOTE 2. ACCOUNTING POLICIES

Adoption of New Accounting Standards
Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. Effective January 1, 2023, we adopted the new standard, which eliminates the troubled debt recognition and measurement guidance and requires disclosure of current-period gross charge-offs by year of origination (vintage disclosure). Adoption of the new standard did not have a material impact to our consolidated financial statements or financial statement disclosures.

We also adopted the following ASUs during 2023, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2022-01	Derivatives and Hedging – Fair Value Hedging – Portfolio Layer Method	January 1, 2023
2022-03	Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	January 1, 2023
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts (and related amendments)	January 1, 2023

Accounting Standards Issued But Not Yet Adopted

ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2022	March 31, 2023
Cash and cash equivalents
United States government	1	$1,045	$1,183
United States government agencies	2	150	1,045
Non-United States government and agencies	2	199	70
Corporate debt	2	792	439
Total marketable securities classified as cash equivalents		2,186	2,737
Cash, time deposits, and money market funds		8,207	6,578
Total cash and cash equivalents		$10,393	$9,315

Marketable securities
United States government	1	$187	$173
United States government agencies	2	221	270
Non-United States government and agencies	2	658	548
Corporate debt	2	266	421
Other marketable securities	2	161	163
Total marketable securities		$1,493	$1,575

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2022	March 31, 2023
Cash and cash equivalents	$10,393	$9,315
Restricted cash (a)	127	133
Total cash, cash equivalents, and restricted cash	$10,520	$9,448
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2022	March 31, 2023
Consumer
Retail installment contracts, gross	$67,043	$68,355
Finance leases, gross	6,765	6,990
Retail financing, gross	73,808	75,345
Unearned interest supplements from Ford and affiliated companies	(2,305)	(2,435)
Consumer finance receivables	71,503	72,910

Non-Consumer
Dealer financing	28,408	29,174
Other financing	1,447	1,556
Non-Consumer finance receivables	29,855	30,730
Total recorded investment	$101,358	$103,640

Recorded investment in finance receivables	$101,358	$103,640
Allowance for credit losses	(845)	(870)
Total finance receivables, net	$100,513	$102,770

Net finance receivables subject to fair value (a)	$94,090	$96,148
Fair value (b)	91,410	94,303
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2022 and 2023 was $77 million and $83 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2022 and March 31, 2023, accrued interest was $187 million and $199 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of consumer receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31-60 days past due	$41	$60	$91	$181	$150	$126	$649	0.9%
61-120 days past due	9	12	20	39	40	29	149	0.2
Greater than 120 days past due	9	4	5	7	7	6	38	0.1
Total past due	59	76	116	227	197	161	836	1.2
Current	883	2,564	6,149	13,864	18,382	28,825	70,667	98.8
Total	$942	$2,640	$6,265	$14,091	$18,579	$28,986	$71,503	100.0%

The credit quality analysis of consumer receivables at March 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31-60 days past due	$75	$72	$149	$135	$150	$10	$591	0.8%
61-120 days past due	11	13	28	30	36	1	119	0.2
Greater than 120 days past due	12	4	8	10	6	—	40	—
Total past due	98	89	185	175	192	11	750	1.0
Current	2,575	5,075	12,202	16,567	26,953	8,788	72,160	99.0
Total	$2,673	$5,164	$12,387	$16,742	$27,145	$8,799	$72,910	100.0%
Gross charge-offs	$17	$12	$23	$22	$22	$—	$96
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at March 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total	Wholesale Loans	Total	Percent
Group I	$516	$33	$67	$179	$83	$189	$1,067	$25,635	$26,702	91.5%
Group II	3	—	2	2	1	51	59	2,115	2,174	7.5
Group III	—	—	—	—	—	10	10	255	265	0.9
Group IV	—	1	—	—	—	3	4	29	33	0.1
Total (a)	$519	$34	$69	$181	$84	$253	$1,140	$28,034	$29,174	100.0%
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
__________
(a)Total past due dealer financing receivables at March 31, 2023 were $7 million.

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

Loan Modifications. Consumer and non-consumer receivables that have a modified interest rate and/or a term extension (including receivables that were modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code) are typically considered to be loan modifications. We do not grant modifications to the principal balance of our receivables. If a receivable is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven.

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At March 31, 2023, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2022			First Quarter 2023
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$903	$22	$925	$838	$7	$845
Charge-offs	(62)	—	(62)	(96)	—	(96)
Recoveries	43	1	44	38	1	39
Provision for/(Benefit from) credit losses	(59)	(5)	(64)	78	(1)	77
Other (a)	1	1	2	5	—	5
Ending balance	$826	$19	$845	$863	$7	$870
__________
(a)Primarily represents amounts related to translation adjustments.

During the first quarter of 2023, the allowance for credit losses increased $25 million, driven by an increase in finance receivables. Net charge-offs increased from a year ago reflecting normalization from extraordinarily low levels. The impact of higher inflation and higher interest rates on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2022	March 31, 2023
Vehicles, at cost (a)	$26,055	$25,193
Accumulated depreciation	(4,234)	(4,136)
Net investment in operating leases	$21,821	$21,057
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

	December 31, 2022
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	March 31, 2023
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.8	$33.7	$0.3	$33.4	$28.2
Wholesale financing	0.2	17.1	—	17.1	11.0
Finance receivables	2.0	50.8	0.3	50.5	39.2
Net investment in operating leases	0.4	9.5	—	9.5	6.6
Total VIE	$2.4	$60.3	$0.3	$60.0	$45.8

Non-VIE
Retail financing	$0.5	$10.2	$0.1	$10.1	$8.9
Wholesale financing	—	0.5	—	0.5	0.3
Finance receivables	0.5	10.7	0.1	10.6	9.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.5	$10.7	$0.1	$10.6	$9.2

Total securitization transactions
Retail financing	$2.3	$43.9	$0.4	$43.5	$37.1
Wholesale financing	0.2	17.6	—	17.6	11.3
Finance receivables	2.5	61.5	0.4	61.1	48.4
Net investment in operating leases	0.4	9.5	—	9.5	6.6
Total securitization transactions	$2.9	$71.0	$0.4	$70.6	$55.0
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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2022	2023
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$76	$(140)
Fair value changes on hedging instruments	(986)	250
Fair value changes on hedged debt	991	(279)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(3)	(14)
Fair value changes on hedging instruments	(37)	22
Fair value changes on hedged debt	41	(19)
Derivatives not designated as hedging instruments
Interest rate contracts	123	(12)
Foreign currency exchange contracts (a)	(2)	(22)
Cross-currency interest rate swap contracts	(227)	85
Total	$(24)	$(129)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2022			March 31, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$16,883	$—	$1,653	$19,042	$15	$1,302
Cross-currency interest rate swap contracts	885	—	161	1,421	4	135
Derivatives not designated as hedging instruments
Interest rate contracts	63,210	931	483	57,312	753	397
Foreign currency exchange contracts	4,219	41	76	4,970	7	74
Cross-currency interest rate swap contracts	6,635	15	653	6,115	38	528
Total derivative financial instruments, gross (a) (b)	$91,832	$987	$3,026	$88,860	$817	$2,436
__________
(a)At December 31, 2022 and March 31, 2023, we held collateral of $210 million and $180 million, respectively, and we posted collateral of $193 million and $172 million, respectively.
(b)At December 31, 2022 and March 31, 2023, the fair value of assets and liabilities available for counterparty netting was $166 million and $211 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2022	March 31, 2023
Prepaid reinsurance premiums and other reinsurance recoverables	$779	$788
Accrued interest and other non-finance receivables	576	588
Property and equipment, net of accumulated depreciation (a)	233	241
Collateral held for resale, at net realizable value	233	213
Investment in non-consolidated affiliates	177	179
Deferred charges - income taxes	158	151
Restricted cash	127	133
Operating lease assets	64	64
Other	229	232
Total other assets	$2,576	$2,589
__________
(a)Accumulated depreciation was $415 million and $426 million at December 31, 2022 and March 31, 2023, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2022	March 31, 2023
Unearned insurance premiums and fees	$891	$899
Interest payable	683	701
Income tax and related interest (a)	115	149
Operating lease liabilities	66	66
Other	280	264
Total other liabilities and deferred revenue	$2,035	$2,079
__________
(a)Includes income tax and interest payable to affiliated companies of $36 million and $60 million at December 31, 2022 and March 31, 2023, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2022	March 31, 2023	2022	2023	2022	2023
Short-term debt
Unsecured debt
Floating rate demand notes	$10,303	$10,278
Other short-term debt	6,515	4,462
Asset-backed debt (a)	2,806	3,150
Total short-term debt	19,624	17,890	3.8%	4.2%	3.8%	4.2%
Long-term debt
Unsecured debt
Notes payable within one year	7,980	10,128
Notes payable after one year	39,620	41,237
Asset-backed debt (a)
Notes payable within one year	21,839	19,502
Notes payable after one year	31,840	32,449
Unamortized (discount)/premium	23	17
Unamortized issuance costs	(197)	(225)
Fair value adjustments (b)	(1,690)	(1,418)
Total long-term debt	99,415	101,690	3.6%	4.0%	3.6%	4.0%
Total debt	$119,039	$119,580	3.6%	4.0%	3.6%	4.0%

Fair value of debt (c)	$117,214	$118,688
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $31 million and $(31) million at December 31, 2022 and March 31, 2023, respectively. The carrying value of hedged debt was $33.3 billion and $36.5 billion at December 31, 2022 and March 31, 2023, respectively.
(c)At December 31, 2022 and March 31, 2023, the fair value of debt includes $16.9 billion and $14.8 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. RESTRUCTURING ACTIONS

In June 2021, we announced that our subsidiaries in Brazil and Argentina would cease originating receivables and wind down operations. During the fourth quarter of 2021, we completed the sale of our wholesale and dealer receivables portfolio in Brazil and ceased originations of wholesale and dealer receivables in Argentina. In the first quarter of 2022, we liquidated two of our investments in Brazil and reclassified foreign currency translation losses of $119 million to Other income/(loss), net.

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

Accumulated foreign currency translation losses associated with our remaining investments in Brazil and Argentina included in Accumulated other comprehensive income/(loss) at March 31, 2023 were $223 million. We expect to reclassify these losses to income upon substantially complete liquidation of our investments, which may occur over multiple reporting periods. Although the timing for the completion of these actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

NOTE 11. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2022	2023
Interest and investment income	$(5)	$135
Currency revaluation gains/(losses)	152	(109)
Gains/(losses) on derivatives	(123)	68
Gains/(losses) on changes in investments in affiliates (a)	(195)	—
Other	2	6
Total other income/(loss), net	$(169)	$100
__________
(a)Includes 2022 losses related to our restructuring in South America described in Note 10.

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
Key financial information for our business segments for the periods ended or at March 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other (a)	Total
First Quarter 2022
Total revenue	$2,029	$195	$102	$2,326	$—	$2,326
Income before income taxes	766	76	(164)	678	76	754
Depreciation on vehicles subject to operating leases	526	(11)	—	515	—	515
Interest expense	558	48	48	654	(43)	611
Provision for/(Benefit from) credit losses	(67)	(3)	6	(64)	—	(64)
Net finance receivables and net investment in operating leases	93,955	17,991	5,449	117,395	—	117,395
Total assets	106,762	20,633	6,182	133,577	—	133,577

First Quarter 2023
Total revenue	$2,170	$284	$102	$2,556	$—	$2,556
Income before income taxes	273	78	22	373	(70)	303
Depreciation on vehicles subject to operating leases	557	2	—	559	—	559
Interest expense	1,195	130	51	1,376	16	1,392
Provision for/(Benefit from) credit losses	63	4	10	77	—	77
Net finance receivables and net investment in operating leases	98,659	20,225	4,943	123,827	—	123,827
Total assets	109,955	23,355	5,622	138,932	—	138,932

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

The maximum potential payments under these guarantees and limited indemnities totaled $83 million and $48 million at December 31, 2022 and March 31, 2023, respectively. Of these values, $17 million and $21 million at December 31, 2022 and March 31, 2023, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2022 or March 31, 2023.

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
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2022 Form 10-K Report.

•Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the consolidated income statements.
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term and changes in our estimate of the number of vehicles that will be returned to us and sold. Depreciation on vehicles subject to operating leases includes early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2022 Form 10-K Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	First Quarter
GAAP Financial Measures	2022	2023	H / (L)
Total Net Receivables ($B)	$117.4	$123.8	5%
Loss-to-Receivables (bps) (a)	8	35	27
Auction values (b)	$34,410	$31,185	(9)%
EBT ($M)	$754	$303	$(451)
ROE (%)	21.6%	8.1%	(13.5) ppts

Other Balance Sheet Metrics
Debt ($B)	$115.5	$119.6	4%
Net liquidity ($B)	$28.4	$26.0	(8)%
Financial statement leverage (to 1)	9.5	9.8	0.3
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at Q1 2023 mix.

First Quarter 2023 Compared with First Quarter 2022

The following table shows the factors that contributed to first quarter 2023 EBT (in millions):

Change in EBT by Causal Factor
First quarter 2022 EBT	$754
Volume / Mix	23
Financing margin	(288)
Credit loss	(141)
Lease residual	(139)
Exchange	(8)
Other	102
First quarter 2023 EBT	$303

Our first quarter 2023 EBT of $303 million was $451 million lower than a year ago, explained primarily by lower financing margin due to higher borrowing costs, higher credit losses and non-recurrence of credit loss reserve releases, unfavorable lease residual performance, the non-recurrence of market valuation gains and unfavorable market valuation adjustments to derivatives (included in Other). These decreases were partially offset by the non-recurrence of South America restructuring (which is also included in Other). ROE was 8.1%, 13.5 percentage points lower than a year ago driven by lower net income. Total net receivables were $123.8 billion, $6.4 billion or 5% higher than a year ago, reflecting the impact of increased non-consumer financing and consumer financing, partially offset by fewer operating leases. The LTR ratio remained at a low level in the first quarter of 2023, at 35 basis points, though higher than a year ago as losses begin to normalize from historic lows. U.S. auction values in the first quarter of 2023 were lower compared to a year ago. At the end of the first quarter of 2023, we had $26.0 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended March 31 are shown below (in millions):

	First Quarter
	2022	2023	H / (L)
Results (a)
United States and Canada segment	$766	$273	$(493)
Europe segment	76	78	2
All Other segment	(164)	22	186
Total segments earnings before taxes	$678	$373	$(305)
Unallocated other	76	(70)	(146)
Earnings before taxes	$754	$303	$(451)
Provision for/(Benefit from) income taxes	85	63	(22)
Net Income	$669	$240	$(429)
__________
(a)Beginning in the third quarter of 2022, there were changes in the allocation of interest and governance expenses among the operating segments. Prior periods have been adjusted retrospectively to reflect these changes.

For additional information, see Note 12 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment first quarter 2023 EBT of $273 million was $493 million lower than first quarter 2022, explained primarily by unfavorable changes in net financing margin due to higher borrowing costs, higher credit losses, non-recurrence of credit loss reserve releases, and unfavorable lease residual performance.

Europe Segment

The Europe segment first quarter 2023 EBT of $78 million was $2 million higher than first quarter 2022, explained by favorable changes in volume and net financing margin, partially offset by the non-recurrence of residual gains in the first quarter of 2022 and credit loss reserve releases.

All Other Segment

The All Other segment first quarter 2023 EBT of $22 million was $186 million higher than first quarter 2022, explained primarily by the non-recurrence of South America restructuring losses. For additional information on our restructuring in South America, refer to Note 10 of our Notes to the Financial Statements.

Unallocated Other

Unallocated Other was a $70 million loss for first quarter 2023, a $146 million deterioration from first quarter 2022, reflecting the non-recurrence of market valuation gains, and unfavorable market valuation adjustments to derivatives due to higher interest rates.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	First Quarter
	2022	2023
Share of Ford and Lincoln Sales (a)
United States	45%	48%
Canada	60	76
United Kingdom	34	33
Germany	33	31
China	44	43

Wholesale Share
United States	73%	71%
United Kingdom	100	100
Germany	92	87
China	65	70

Contract Placement Volume - New and Used (000)
United States	162	187
Canada	20	27
United Kingdom	22	23
Germany	14	14
China	30	22
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet sales.

United States and Canada contract placement volumes in the first quarter of 2023 were higher than a year ago, reflecting higher Ford deliveries and Ford Credit share. United Kingdom contract placement volumes in the first quarter of 2023 were higher than a year ago, reflecting higher Ford sales. Germany contract placement volumes in the first quarter of 2023 were flat compared to a year ago, reflecting higher Ford sales and lower Ford Credit share. China contract placement volumes in the first quarter of 2023 were lower than a year ago, reflecting lower Ford deliveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2022	December 31, 2022	March 31, 2023
Net Receivables
United States and Canada Segment
Consumer financing	$54.8	$55.8	$57.0
Non-Consumer financing	15.0	21.4	20.7
Net investment in operating leases	24.2	21.7	21.0
Total United States and Canada Segment	$94.0	$98.9	$98.7

Europe Segment
Consumer financing	$12.1	$11.0	$11.2
Non-Consumer financing	5.7	7.3	8.9
Net investment in operating leases	0.2	0.1	0.1
Total Europe Segment	$18.0	$18.4	$20.2

All Other Segment
Consumer financing	$4.3	$3.9	$3.8
Non-Consumer financing	1.1	1.1	1.1
Net investment in operating leases	—	—	—
Total Other Segment	$5.4	$5.0	$4.9

Total net receivables	$117.4	$122.3	$123.8

At March 31, 2022, December 31, 2022, and March 31, 2023, total net receivables includes consumer receivables before allowance for credit losses of $38.3 billion, $43.9 billion, and $43.9 billion, respectively, and non-consumer receivables before allowance for credit losses of $11.9 billion, $18.2 billion, and $17.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2022, December 31, 2022, and March 31, 2023, total net receivables includes net investment in operating leases of $10.2 billion, $12.5 billion, and $9.5 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2022 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at March 31, 2023 were $6.4 billion and $1.5 billion higher compared with March 31, 2022 and December 31, 2022, respectively, resulting from higher non-consumer and consumer financing, offset partially by lower operating leases.

Our operating lease portfolio was 17% of total net receivables at March 31, 2023. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent over 99% of our total operating lease portfolio.

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

	First Quarter
	2022	2023
Origination Metrics
Average placement FICO	749	751
Higher risk portfolio mix	5%	4%
Greater than or equal to 84 months placement mix	4%	8%
Average placement term (months)	61	62

Our first quarter 2023 average placement FICO score increased compared with the same period a year ago, and remains strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 4% of our portfolio and has been stable for over 15 years.

During the first quarter of 2023, our average retail financing placement term increased by one month from a year ago. Retail financing contracts of 84 months and longer increased compared to a year ago and continue to be a small part of our business. We remain focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms that customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 68% of our worldwide consumer finance receivables at March 31, 2023.

	First Quarter
	2022	2023
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.14%	0.17%
Repossessions (000)	4	4
Repossession ratio	0.74%	0.83%
Loss severity (000) (a)	$8.1	$10.6
Net charge-offs ($M)	$10	$44
LTR ratio (%) (b)	0.08%	0.35%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b) See Definitions and Information Regarding Causal Factors section for calculation.

Delinquencies have normalized to pre-pandemic levels. While increasing from a year ago, repossessions, net charge-offs, and LTR ratio continue to be low by historical standards. Loss severity increased from a year ago and is beginning to normalize from historically low levels. While credit performance has remained strong, high inflation and interest rates have caused economic uncertainty and could have an unfavorable impact on our future retail credit losses.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	First Quarter
	2022	2023
Net charge-offs ($M)	$18	$57
LTR ratio (%) (a)	0.08%	0.23%
Credit loss reserve ($M)	$845	$870
Reserve as percent of EOP Receivables (a)	0.87%	0.82%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the first quarter of 2023 increased from a year ago reflecting normalization from extraordinary low levels. Our credit loss reserve is higher than a year ago, reflecting the impact of higher receivable balances.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at March 31, 2023 considers a range of potential scenarios that include the economic uncertainty of high inflation, energy prices, and interest rates. See Note 4 of our Notes to the Financial Statements for more information.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2022 Form 10-K Report.

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 79% of our total net investment in operating leases at March 31, 2023.

	First Quarter
	2022	2023
Lease Share of Retail Sales
Ford Credit	14%	11%
Industry (a)	19%	19%

Placement Volume (000)
24-Month	12	7
36-Month	24	17
39-Month / Other	8	13
Total	44	37

Residual Performance
Return rates	11%	23%
Return volume (000)	9	16
Off-lease auction values (b)	$34,410	$31,185
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q1 2023 mix.

Our United States operating lease share of retail sales in the first quarter of 2023 was lower compared with a year ago and remains below the industry average. Our first quarter 2023 total lease placement volume was down compared with a year ago, reflecting lower Ford Credit lease share of Ford retail sales.

Lease return volume and return rate in the first quarter of 2023 were up from a year ago, reflecting lower auction values. Our first quarter 2023 36-month off-lease auction values were 9% lower year-over-year. Industry auction values are expected to decline as the supply of new and used vehicles improves. We expect return rates to increase as auction values decline.

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

There have been no rating actions taken by these NRSROs since the filing of our 2022 Form 10-K Report.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets. We saw sequential improvement in liquidity, securitized funding mix, and leverage during the quarter, and ended the first quarter of 2023 with $26 billion of liquidity, up $5 billion from year-end. We continue to have robust access to capital markets, completing $12 billion of public term issuances through May 1, 2023.

Key elements of our funding strategy include:

•Maintain strong liquidity and funding diversity;
•Prudently access public markets;
•Continue to leverage retail deposit funding in Europe;
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

The following table shows funding for our net receivables (in billions):

Funding Structure	March 31, 2022	December 31, 2022	March 31, 2023
Term unsecured debt	$55.1	$48.3	$49.3
Term asset-backed securities	47.1	56.4	55.0
Ford Interest Advantage / Retail Deposits	13.3	14.3	15.3
Other	1.7	2.6	2.2
Equity	12.1	11.9	12.2
Adjustments for cash	(11.9)	(11.2)	(10.2)
Total Net Receivables	$117.4	$122.3	$123.8

Securitized Funding as a percent of Total Debt	40.8%	47.4%	46.0%

Net receivables of $123.8 billion as of March 31, 2023, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 46.0% at the end of the first quarter.

Public Term Funding Plan

The following table shows our issuances for full year 2021 and 2022, planned issuances for full year 2023, and our global public term funding issuances through May 1, 2023, excluding short-term funding programs (in billions):

	2021 Actual	2022 Actual	2023 Forecast	Through May 1
Unsecured	$5	$6	$ 10 -13	$6
Securitizations	9	10	11 - 14	6
Total public	$14	$16	$ 21 - 27	$12

For 2023, we project full year public term funding in the range of $21 billion to $27 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	March 31, 2022	December 31, 2022	March 31, 2023
Liquidity Sources
Cash	$11.9	$11.2	$10.2
Committed asset-backed facilities	36.1	37.4	40.5
Other unsecured credit facilities	2.8	2.3	2.5
Total liquidity sources	$50.8	$50.9	$53.2

Utilization of Liquidity
Securitization and restricted cash	$(3.0)	$(2.9)	$(3.0)
Committed asset-backed facilities	(17.0)	(26.6)	(24.0)
Other unsecured credit facilities	(0.4)	(0.8)	(0.4)
Total utilization of liquidity	$(20.4)	$(30.3)	$(27.4)

Gross liquidity	$30.4	$20.6	$25.8
Asset-backed capacity in excess of eligible receivables and other adjustments	(2.0)	0.4	0.2
Net liquidity available for use	$28.4	$21.0	$26.0

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2023, our net liquidity available for use was $26.0 billion, $5.0 billion higher than year-end 2022, reflecting strong access to public funding markets and the addition of $3.1 billion in committed asset-backed capacity. At March 31, 2023, our liquidity sources totaled $53.2 billion, up $2.3 billion from year-end 2022.

Cash.  At March 31, 2023, our cash totaled $10.2 billion, compared with $11.2 billion at year-end 2022.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $2.9 billion and $3.0 billion at December 31, 2022 and March 31, 2023, respectively.

Material Cash Requirements. Our material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Aggregate Contractual Obligations” table in Item 7 and Note 9 of the Notes to the Financial Statements in our 2022 Form 10-K Report). In addition, subject to approval by our Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At March 31, 2023, our committed capacity totaled $43.0 billion, compared with $39.7 billion at December 31, 2022. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $40.5 billion ($23.2 billion of retail financing, $8.4 billion of wholesale financing, and $8.9 billion of operating leases) at March 31, 2023. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $15.8 billion having maturities within the next twelve months and the remaining balance having maturities through first quarter 2025. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2023, $24.0 billion of these commitments were in use and we had $0.4 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of March 31, 2023, Ford Bank GmbH (“Ford Bank”) had liquidity of €295 million (equivalent to $320 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At March 31, 2023, we and our majority-owned subsidiaries had $2.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At March 31, 2023, $2.1 billion was available for use.

At March 31, 2023, all £685 (equivalent to $848 million) was available for use under FCE Bank plc’s (“FCE”) syndicated credit facility (the “FCE Credit Agreement”) and all €210 million (equivalent to $228 million) was available for use under Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2025.

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

Ford is party to, and Ford Credit is a designated subsidiary borrower under a 364-Day Revolving Credit Agreement, under which the lenders thereto provided $1.75 billion of commitments maturing on June 22, 2023 (the “364-Day Revolving Credit Agreement”). At March 31, 2023, the 364-Day Revolving Credit Agreement was not utilized by Ford Credit.

Funding and Liquidity Risks

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Funding and Liquidity Risks” section of Item 7 of Part II of our 2022 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage (in billions):

	March 31, 2022	December 31, 2022	March 31, 2023
Leverage Calculation
Debt	$115.5	$119.0	$119.6
Equity	$12.1	$11.9	$12.2
Financial statement leverage (to 1)	9.5	10.0	9.8

We plan our leverage by considering market conditions and the risk characteristics of our business. At March 31, 2023, our financial statement leverage was 9.8:1. We target financial statement leverage in the range of 9:1 to 10:1.

Outlook

We continue to expect full year 2023 EBT to be about $1.3 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2022 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Accounting Standards Issued But Not Yet Adopted

For a discussion of recent accounting standards, see Note 2 of our Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2022 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2023, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $73 million over the next 12 months, compared with an increase of $127 million at December 31, 2022. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2023, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	May 2, 2023