Form 10-Q
period 2023-06-30
FORD MOTOR CREDIT CO LLC
filed 2023-07-28
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Floating Rate Notes due November 15, 2023*	F/23D	New York Stock Exchange
3.021% Notes due March 6, 2024*	F/24M	New York Stock Exchange
2.748% Notes due on June 14, 2024*	F/24S	New York Stock Exchange
4.125% Notes due on June 20, 2024*	F/24O	New York Stock Exchange
1.744% Notes due July 19, 2024*	F/24R	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
3.683% Notes due on December 3, 2024*	F/24Q	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.535% Notes due March 6, 2025*	F/25K	New York Stock Exchange
3.250% Notes due September 15, 2025*	F/25M	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
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

Exhibit Index begins on page 41

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended June 30,
	2022	2023	2022	2023
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,166	$1,029	$2,377	$2,078
Retail financing	874	1,013	1,780	1,942
Dealer financing	221	600	385	1,104
Other financing	15	31	22	58
Total financing revenue	2,276	2,673	4,564	5,182
Depreciation on vehicles subject to operating leases	(549)	(555)	(1,064)	(1,114)
Interest expense	(657)	(1,530)	(1,268)	(2,922)
Net financing margin	1,070	588	2,232	1,146
Other revenue
Insurance premiums earned	17	29	32	55
Fee based revenue and other	55	53	78	74
Total financing margin and other revenue	1,142	670	2,342	1,275
Expenses
Operating expenses	307	340	655	660
Provision for/(Benefit from) credit losses (Note 4)	(56)	40	(120)	117
Insurance expenses	9	35	2	40
Total expenses	260	415	537	817

Other income/(loss), net (Note 11)	21	126	(148)	226

Income before income taxes	903	381	1,657	684
Provision for/(Benefit from) income taxes	99	95	184	158
Net income	$804	$286	$1,473	$526

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2022	2023	2022	2023
	Second Quarter		First Half
	(unaudited)
Net income	$804	$286	$1,473	$526
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(403)	18	(446)	106
Reclassification of accumulated foreign currency translation (gains)/losses to net income	36	—	231	—
Comprehensive income/(loss)	$437	$304	$1,258	$632

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2022	June 30, 2023
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$10,393	$11,461
Marketable securities (Note 3)	1,493	1,606
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	94,090	98,566
Finance leases	6,423	6,868
Total finance receivables, net of allowance for credit losses of $845 and $873 (Note 4)	100,513	105,434
Net investment in operating leases (Note 5)	21,821	20,640
Notes and accounts receivable from affiliated companies	793	948
Derivative financial instruments (Note 7)	987	1,054
Other assets (Note 8)	2,576	2,647
Total assets	$138,576	$143,790

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,097	$1,038
Affiliated companies	581	489
Total accounts payable	1,678	1,527
Debt (Note 9)	119,039	123,657
Deferred income taxes	921	968
Derivative financial instruments (Note 7)	3,026	2,876
Other liabilities and deferred revenue (Note 8)	2,035	2,253
Total liabilities	126,699	131,281

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(1,017)	(911)
Retained earnings	7,728	8,254
Shareholder’s interest attributable to Ford Motor Credit Company	11,877	12,509
Shareholder’s interest attributable to noncontrolling interests	—	—
Total shareholder’s interest	11,877	12,509
Total liabilities and shareholder’s interest	$138,576	$143,790

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2022	June 30, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$2,274	$2,421
Finance receivables, net	49,142	52,504
Net investment in operating leases	12,545	8,929
Derivative financial instruments	264	279

LIABILITIES
Debt	$45,451	$47,891
Derivative financial instruments	2	—

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest	Shareholder’s Interest Attributable to Non-controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2021	$5,227	$(690)	$7,839	$12,376	$22	$12,398
Net income/(loss)	—	—	669	669	—	669
Other comprehensive income/(loss), net of tax	—	152	—	152	—	152
Distributions declared	—	—	(1,000)	(1,000)	—	(1,000)
Other (Note 10)	(61)	—	—	(61)	(22)	(83)
Balance at March 31, 2022	5,166	(538)	7,508	12,136	—	12,136
Net income/(loss)	—	—	804	804	—	804
Other comprehensive income/(loss), net of tax	—	(367)	—	(367)	—	(367)
Distributions declared	—	—	(600)	(600)	—	(600)
Balance at June 30, 2022	$5,166	$(905)	$7,712	$11,973	$—	$11,973

Balance at December 31, 2022	$5,166	$(1,017)	$7,728	$11,877	$—	$11,877
Net income/(loss)	—	—	240	240	—	240
Other comprehensive income/(loss), net of tax	—	88	—	88	—	88
Distributions declared	—	—	—	—	—	—
Balance at March 31, 2023	5,166	(929)	7,968	12,205	—	12,205
Net income/(loss)	—	—	286	286	—	286
Other comprehensive income/(loss), net of tax	—	18	—	18	—	18
Distributions declared	—	—	—	—	—	—
Balance at June 30, 2023	$5,166	$(911)	$8,254	$12,509	$—	$12,509

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2022	2023
	First Half
	(unaudited)
Cash flows from operating activities
Net income	$1,473	$526
Provision for/(Benefit from) credit losses	(120)	117
Depreciation and amortization	1,395	1,407
Amortization of upfront interest supplements	(987)	(842)
Net change in deferred income taxes	192	13
Net change in other assets	(521)	(188)
Net change in other liabilities	369	32
All other operating activities	126	(21)
Net cash provided by/(used in) operating activities	1,927	1,044

Cash flows from investing activities
Purchases of finance receivables	(15,513)	(20,432)
Principal collections of finance receivables	19,135	18,196
Purchases of operating lease vehicles	(4,515)	(4,373)
Proceeds from termination of operating lease vehicles	5,207	4,555
Net change in wholesale receivables and other short-duration receivables	(4,613)	(1,497)
Purchases of marketable securities and other investments	(2,683)	(1,696)
Proceeds from sales and maturities of marketable securities and other investments	2,606	1,610
Settlements of derivatives	128	(52)
All other investing activities	(85)	(36)
Net cash provided by/(used in) investing activities	(333)	(3,725)

Cash flows from financing activities
Proceeds from issuances of long-term debt	17,924	26,401
Payments of long-term debt	(22,089)	(22,075)
Net change in short-term debt	(237)	(554)
Cash distributions to parent	(1,600)	—
All other financing activities	(48)	(96)
Net cash provided by/(used in) financing activities	(6,050)	3,676

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(229)	77

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(4,685)	$1,072

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$11,091	$10,520
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(4,685)	1,072
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$6,406	$11,592

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

Principles of Consolidation

For purposes of this report, “Ford Credit,” the “Company,” “we,” “our,” “us,” or similar references mean Ford Motor Credit Company LLC, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). Our consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X. We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

In the opinion of management, these unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods, and at the dates, presented. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K Report”).

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

We also adopted the following ASUs during 2023, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2022-01	Derivatives and Hedging – Fair Value Hedging – Portfolio Layer Hedging	January 1, 2023
2022-03	Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	January 1, 2023
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts (and related amendments)	January 1, 2023

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2022	June 30, 2023
Cash and cash equivalents
United States government	1	$1,045	$1,252
United States government agencies	2	150	650
Non-United States government and agencies	2	199	441
Corporate debt	2	792	756
Total marketable securities classified as cash equivalents		2,186	3,099
Cash, time deposits, and money market funds		8,207	8,362
Total cash and cash equivalents		$10,393	$11,461

Marketable securities
United States government	1	$187	$281
United States government agencies	2	221	319
Non-United States government and agencies	2	658	577
Corporate debt	2	266	271
Other marketable securities	2	161	158
Total marketable securities		$1,493	$1,606

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2022	June 30, 2023
Cash and cash equivalents	$10,393	$11,461
Restricted cash (a)	127	131
Total cash, cash equivalents, and restricted cash	$10,520	$11,592
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2022	June 30, 2023
Consumer
Retail installment contracts, gross	$67,043	$70,023
Finance leases, gross	6,765	7,256
Retail financing, gross	73,808	77,279
Unearned interest supplements from Ford and affiliated companies	(2,305)	(2,721)
Consumer finance receivables	71,503	74,558

Non-Consumer
Dealer financing	28,408	30,060
Other financing	1,447	1,689
Non-Consumer finance receivables	29,855	31,749
Total recorded investment	$101,358	$106,307

Recorded investment in finance receivables	$101,358	$106,307
Allowance for credit losses	(845)	(873)
Total finance receivables, net	$100,513	$105,434

Net finance receivables subject to fair value (a)	$94,090	$98,566
Fair value (b)	91,410	96,233
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2022 and 2023 was $73 million and $91 million, respectively, and for the first half of 2022 and 2023 was $150 million and $174 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2022 and June 30, 2023, accrued interest was $187 million and $219 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The credit quality analysis of consumer receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31-60 days past due	$41	$60	$91	$181	$150	$126	$649	0.9%
61-120 days past due	9	12	20	39	40	29	149	0.2
Greater than 120 days past due	9	4	5	7	7	6	38	0.1
Total past due	59	76	116	227	197	161	836	1.2
Current	883	2,564	6,149	13,864	18,382	28,825	70,667	98.8
Total	$942	$2,640	$6,265	$14,091	$18,579	$28,986	$71,503	100.0%

The credit quality analysis of consumer receivables at June 30, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31-60 days past due	$61	$62	$141	$127	$156	$45	$592	0.8%
61-120 days past due	11	13	32	34	44	13	147	0.2
Greater than 120 days past due	10	4	8	9	9	1	41	—
Total past due	82	79	181	170	209	59	780	1.0
Current	1,860	4,093	10,446	14,679	24,613	18,087	73,778	99.0
Total	$1,942	$4,172	$10,627	$14,849	$24,822	$18,146	$74,558	100.0%
Gross charge-offs	$27	$20	$37	$40	$48	$2	$174

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

The credit quality analysis of dealer financing receivables at June 30, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total	Wholesale Loans	Total	Percent
Group I	$520	$32	$67	$165	$83	$264	$1,131	$25,989	$27,120	90.2%
Group II	2	—	1	2	3	57	65	2,504	2,569	8.5
Group III	—	—	1	—	1	6	8	301	309	1.1
Group IV	—	1	—	—	—	3	4	58	62	0.2
Total (a)	$522	$33	$69	$167	$87	$330	$1,208	$28,852	$30,060	100.0%
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
__________
(a)Total past due dealer financing receivables at June 30, 2023 were $4 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At June 30, 2023, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2022			Second Quarter 2023
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$826	$19	$845	$863	$7	$870
Charge-offs	(61)	(1)	(62)	(78)	—	(78)
Recoveries	44	1	45	38	—	38
Provision for/(Benefit from) credit losses	(48)	(8)	(56)	40	—	40
Other (a)	(7)	(2)	(9)	3	—	3
Ending balance	$754	$9	$763	$866	$7	$873

	First Half 2022			First Half 2023
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$903	$22	$925	$838	$7	$845
Charge-offs	(123)	(1)	(124)	(174)	—	(174)
Recoveries	87	2	89	76	1	77
Provision for/(Benefit from) credit losses	(107)	(13)	(120)	118	(1)	117
Other (a)	(6)	(1)	(7)	8	—	8
Ending balance	$754	$9	$763	$866	$7	$873
__________
(a)Primarily represents amounts related to translation adjustments.

During the second quarter and first half of 2023, the allowance for credit losses increased $3 million and $28 million, respectively, driven by an increase in finance receivables. Net charge-offs increased from a year ago, reflecting normalization from extraordinarily low levels. The impact of higher inflation and higher interest rates on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2022	June 30, 2023
Vehicles, at cost (a)	$26,055	$24,657
Accumulated depreciation	(4,234)	(4,017)
Net investment in operating leases	$21,821	$20,640
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	June 30, 2023
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$35.1	$0.3	$34.8	$29.4
Wholesale financing	0.3	17.7	—	17.7	12.2
Finance receivables	2.0	52.8	0.3	52.5	41.6
Net investment in operating leases	0.4	8.9	—	8.9	6.3
Total VIE	$2.4	$61.7	$0.3	$61.4	$47.9

Non-VIE
Retail financing	$0.4	$8.5	$0.1	$8.4	$7.4
Wholesale financing	—	0.6	—	0.6	0.3
Finance receivables	0.4	9.1	0.1	9.0	7.7
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$9.1	$0.1	$9.0	$7.7

Total securitization transactions
Retail financing	$2.1	$43.6	$0.4	$43.2	$36.8
Wholesale financing	0.3	18.3	—	18.3	12.5
Finance receivables	2.4	61.9	0.4	61.5	49.3
Net investment in operating leases	0.4	8.9	—	8.9	6.3
Total securitization transactions	$2.8	$70.8	$0.4	$70.4	$55.6
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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2022	2023	2022	2023
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$25	$(130)	$101	$(270)
Fair value changes on hedging instruments	(336)	(316)	(1,322)	(66)
Fair value changes on hedged debt	385	292	1,376	13
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(6)	(19)	(9)	(33)
Fair value changes on hedging instruments	(61)	(24)	(98)	(2)
Fair value changes on hedged debt	65	22	106	3
Derivatives not designated as hedging instruments
Interest rate contracts	89	109	212	97
Foreign currency exchange contracts (a)	27	(7)	25	(29)
Cross-currency interest rate swap contracts	(443)	(60)	(670)	25
Total	$(255)	$(133)	$(279)	$(262)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2022			June 30, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$16,883	$—	$1,653	$16,454	$—	$1,266
Cross-currency interest rate swap contracts	885	—	161	2,078	5	145
Derivatives not designated as hedging instruments
Interest rate contracts	63,210	931	483	64,142	938	908
Foreign currency exchange contracts (a)	4,219	41	76	10,400	57	81
Cross-currency interest rate swap contracts	6,635	15	653	6,416	54	476
Total derivative financial instruments, gross (b) (c)	$91,832	$987	$3,026	$99,490	$1,054	$2,876
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $5.8 billion in notional amounts and $33.7 million in both assets and liabilities at June 30, 2023.
(b)At December 31, 2022 and June 30, 2023, we held collateral of $210 million and $174 million, respectively, and we posted collateral of $193 million and $220 million, respectively.
(c)At December 31, 2022 and June 30, 2023, the fair value of assets and liabilities available for counterparty netting was $166 million and $279 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2022	June 30, 2023
Prepaid reinsurance premiums and other reinsurance recoverables	$779	$798
Accrued interest and other non-finance receivables	576	544
Property and equipment, net of accumulated depreciation (a)	233	253
Collateral held for resale, at net realizable value	233	233
Deferred charges - income taxes	158	175
Investment in non-consolidated affiliates	177	163
Restricted cash	127	131
Operating lease assets	64	60
Other	229	290
Total other assets	$2,576	$2,647
__________
(a)Accumulated depreciation was $415 million and $438 million at December 31, 2022 and June 30, 2023, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2022	June 30, 2023
Unearned insurance premiums and fees	$891	$910
Interest payable	683	797
Income tax and related interest (a)	115	191
Operating lease liabilities	66	63
Other	280	292
Total other liabilities and deferred revenue	$2,035	$2,253
__________
(a)Includes income tax and interest payable to affiliated companies of $36 million and $109 million at December 31, 2022 and June 30, 2023, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2022	June 30, 2023	2022	2023	2022	2023
Short-term debt
Unsecured debt
Floating rate demand notes	$10,303	$10,779
Other short-term debt	6,515	5,302
Asset-backed debt (a)	2,806	3,324
Total short-term debt	19,624	19,405	3.8%	4.7%	3.8%	4.8%
Long-term debt
Unsecured debt
Notes payable within one year	7,980	9,447
Notes payable after one year	39,620	44,377
Asset-backed debt (a)
Notes payable within one year	21,839	20,077
Notes payable after one year	31,840	32,280
Unamortized (discount)/premium	23	15
Unamortized issuance costs	(197)	(246)
Fair value adjustments (b)	(1,690)	(1,698)
Total long-term debt	99,415	104,252	3.6%	4.3%	3.6%	4.3%
Total debt	$119,039	$123,657	3.6%	4.3%	3.6%	4.3%

Fair value of debt (c)	$117,214	$122,954
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $31 million and $(339) million at December 31, 2022 and June 30, 2023, respectively. The carrying value of hedged debt was $33.3 billion and $38.0 billion at December 31, 2022 and June 30, 2023, respectively.
(c)At December 31, 2022 and June 30, 2023, the fair value of debt includes $16.9 billion and $16.2 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. RESTRUCTURING ACTIONS

In June 2021, we announced that our subsidiaries in Brazil and Argentina would cease originating receivables and wind down operations. During the fourth quarter of 2021, we completed the sale of our wholesale and dealer receivables portfolio in Brazil and ceased originations of wholesale and dealer receivables in Argentina. In the second quarter and first half of 2022, we liquidated three of our investments in Brazil and reclassified accumulated foreign currency translation losses of $36 million and $155 million, respectively, to Other income/(loss), net.

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

Accumulated foreign currency translation losses associated with our remaining investments in Brazil and Argentina included in Accumulated other comprehensive income/(loss) at June 30, 2023 were $223 million. We expect to reclassify these losses to income upon substantially complete liquidation of our investments, which may occur over multiple reporting periods. Although the timing for the completion of these actions is uncertain, we expect the majority of losses to be recognized in 2024 or later.

We continue to review our global businesses and may take additional restructuring actions to improve our cost structure and competitiveness.

NOTE 11. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2022	2023	2022	2023
Interest and investment income (a)	$1	$108	$(4)	$243
Currency revaluation gains/(losses)	417	(23)	569	(132)
Gains/(losses) on derivatives	(383)	33	(506)	101
Gains/(losses) on changes in investments in affiliates (b)	(36)	—	(231)	—
Other	22	8	24	14
Total other income/(loss), net	$21	$126	$(148)	$226
__________
(a)Includes impairment losses of non-consolidated investments of $9 million in the second quarter of 2023.
(b)Includes 2022 losses related to our restructuring in South America described in Note 10.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at June 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
Second Quarter 2022
Total revenue	$2,029	$221	$98	$2,348	$—	$2,348
Income before income taxes	680	106	(8)	778	125	903
Depreciation on vehicles subject to operating leases	559	(10)	—	549	—	549
Interest expense	648	48	46	742	(85)	657
Provision for/(Benefit from) credit losses	(57)	(2)	3	(56)	—	(56)

Second Quarter 2023
Total revenue	$2,305	$344	$106	$2,755	$—	$2,755
Income before income taxes	271	113	27	411	(30)	381
Depreciation on vehicles subject to operating leases	551	4	—	555	—	555
Interest expense	1,258	162	57	1,477	53	1,530
Provision for/(Benefit from) credit losses	36	(2)	6	40	—	40

First Half 2022
Total revenue	$4,058	$416	$200	$4,674	$—	$4,674
Income before income taxes	1,446	182	(172)	1,456	201	1,657
Depreciation on vehicles subject to operating leases	1,085	(21)	—	1,064	—	1,064
Interest expense	1,206	96	94	1,396	(128)	1,268
Provision for/(Benefit from) credit losses	(124)	(5)	9	(120)	—	(120)
Net finance receivables and net investment in operating leases	94,291	16,212	5,124	115,627	—	115,627
Total assets	103,289	19,158	5,803	128,250	—	128,250

First Half 2023
Total revenue	$4,475	$628	$208	$5,311	$—	$5,311
Income before income taxes	544	191	49	784	(100)	684
Depreciation on vehicles subject to operating leases	1,108	6	—	1,114	—	1,114
Interest expense	2,453	292	108	2,853	69	2,922
Provision for/(Benefit from) credit losses	99	2	16	117	—	117
Net finance receivables and net investment in operating leases	100,626	20,546	4,902	126,074	—	126,074
Total assets	114,114	24,245	5,431	143,790	—	143,790

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

The maximum potential payments under these guarantees and limited indemnities totaled $83 million and $44 million at December 31, 2022 and June 30, 2023, respectively. Of these values, $17 million at both December 31, 2022 and June 30, 2023, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2022 or June 30, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Second Quarter			First Half
GAAP Financial Measures	2022	2023	H / (L)	2022	2023	H / (L)
Total Net Receivables ($B)	$115.6	$126.1	9%	$115.6	$126.1	9%
Loss-to-Receivables (bps) (a)	5	21	16	7	28	21
Auction values (b)	$34,620	$31,830	(8)%	$34,485	$31,445	(9)%
EBT ($M)	$903	$381	$(522)	$1,657	$684	$(973)
ROE (%)	26.4%	9.3%	(17.1) ppts	24.0%	8.7%	(15.3) ppts

Other Balance Sheet Metrics
Debt ($B)				$109.5	$123.7	13%
Net liquidity ($B)				$25.0	$28.8	15%
Financial statement leverage (to 1)				9.1	9.9	0.8
__________
(a)United States retail financing only.
(b)United States 36-month off-lease second quarter auction values at Q2 2023 mix and YTD amounts at 2023 YTD mix.

Second Quarter 2023 Compared with Second Quarter 2022

The following table shows the factors that contributed to second quarter 2023 EBT (in millions):

Change in EBT by Causal Factor
Second quarter 2022 EBT	$903
Volume / Mix	47
Financing margin	(196)
Credit loss	(96)
Lease residual	(112)
Exchange	(1)
Other	(164)
Second quarter 2023 EBT	$381

Our second quarter 2023 EBT of $381 million was $522 million lower than a year ago, explained primarily by lower financing margin due to higher borrowing costs, the non-recurrence of prior year credit loss reserve releases and higher credit losses, unfavorable lease residual performance, and unfavorable market valuation adjustments to derivatives (included in Other). ROE was 9.3%, 17.1 percentage points lower than a year ago, driven by lower net income. Total net receivables were $126.1 billion, $10.5 billion or 9% higher than a year ago, reflecting the impact of increased non-consumer financing and consumer financing, partially offset by fewer operating leases. The U.S. LTR ratio remained at a low level in the second quarter of 2023, at 21 basis points, though higher than a year ago as losses begin to normalize from historic lows. U.S. auction values in the second quarter of 2023 were lower compared to a year ago. At the end of the second quarter of 2023, we had $28.8 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended June 30 are shown below (in millions):

	Second Quarter			First Half
	2022	2023	H / (L)	2022	2023	H / (L)
Results (a)
United States and Canada segment	$680	$271	$(409)	$1,446	$544	$(902)
Europe segment	106	113	7	182	191	9
All Other segment	(8)	27	35	(172)	49	221
Total segments earnings before taxes	$778	$411	$(367)	$1,456	$784	$(672)
Unallocated other	125	(30)	(155)	201	(100)	(301)
Earnings before taxes	$903	$381	$(522)	$1,657	$684	$(973)
Provision for/(Benefit from) income taxes	99	95	(4)	184	158	(26)
Net Income	$804	$286	$(518)	$1,473	$526	$(947)
__________
(a)Beginning in the third quarter of 2022, there were changes in the allocation of interest and governance expenses among the operating segments. Prior periods have been adjusted retrospectively to reflect these changes.

For additional information, see Note 12 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment second quarter 2023 EBT of $271 million was $409 million lower than second quarter 2022. The United States and Canada segment first half 2023 EBT of $544 million was $902 million lower than first half 2022. Both are explained primarily by unfavorable net financing margin, lease residual performance, non-recurrence of credit loss reserve releases, and higher credit losses.

Europe Segment

The Europe segment second quarter 2023 EBT of $113 million was $7 million higher than second quarter 2022. The Europe segment first half 2023 EBT of $191 million was $9 million higher than first half 2022. Both are explained by favorable changes in volume and net financing margin, partially offset by the non-recurrence of residual gains.

All Other Segment

The All Other segment second quarter 2023 EBT of $27 million was $35 million higher than second quarter 2022. The All Other segment first half 2023 EBT of $49 million was $221 million higher than first half 2022. Both are explained primarily by the non-recurrence of South America restructuring losses.

For additional information on our restructuring in South America, refer to Note 10 of our Notes to the Financial Statements.

Unallocated Other

Unallocated Other was a $30 million loss for second quarter 2023, a $155 million deterioration from second quarter 2022. Unallocated Other was a $100 million loss for first half 2023, a $301 million deterioration from first half 2022. Both reflect the unfavorable market valuation adjustments to derivatives due to higher interest rates.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Second Quarter		First Half
	2022	2023	2022	2023
Share of Ford and Lincoln Sales (a)
United States	37%	51%	40%	49%
Canada	68	67	65	71
United Kingdom	35	35	35	34
Germany	38	32	35	31
China	45	39	44	41

Wholesale Share
United States	73%	71%	73%	71%
United Kingdom	100	100	100	100
Germany	87	89	90	87
China	70	71	67	71

Contract Placement Volume - New and Used (000)
United States	150	211	312	397
Canada	38	29	58	57
United Kingdom	24	23	46	46
Germany	15	13	29	27
China	30	25	60	47
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet sales.

United States contract placement volumes in the second quarter of 2023 were higher than a year ago, reflecting higher Ford Credit share and Ford deliveries. Canada contract placement volumes in the second quarter of 2023 were lower than a year ago, reflecting lower Ford Credit share and Ford deliveries. United Kingdom contract placement volumes in the second quarter of 2023 were relatively flat year over year. Germany contract placement volumes in the second quarter of 2023 were lower compared to a year ago, reflecting lower Ford deliveries and Ford Credit share. China contract placement volumes in the second quarter of 2023 were lower than a year ago, reflecting lower Ford deliveries and Ford Credit share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2022	December 31, 2022	June 30, 2023
Net Receivables
United States and Canada Segment
Consumer financing	$53.5	$55.8	$58.8
Non-Consumer financing	17.5	21.4	21.4
Net investment in operating leases	23.3	21.7	20.5
Total United States and Canada Segment	$94.3	$98.9	$100.7

Europe Segment
Consumer financing	$11.1	$11.0	$11.3
Non-Consumer financing	5.0	7.3	9.0
Net investment in operating leases	0.1	0.1	0.2
Total Europe Segment	$16.2	$18.4	$20.5

All Other Segment
Consumer financing	$4.0	$3.9	$3.6
Non-Consumer financing	1.1	1.1	1.3
Net investment in operating leases	—	—	—
Total Other Segment	$5.1	$5.0	$4.9

Total net receivables	$115.6	$122.3	$126.1

At June 30, 2022, December 31, 2022, and June 30, 2023, total net receivables includes consumer receivables before allowance for credit losses of $36.5 billion, $43.9 billion, and $43.6 billion, respectively, and non-consumer receivables before allowance for credit losses of $13.6 billion, $18.2 billion, and $18.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2022, December 31, 2022, and June 30, 2023, total net receivables includes net investment in operating leases of $10.5 billion, $12.5 billion, and $8.9 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2022 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at June 30, 2023 were $10.5 billion and $3.8 billion higher compared with June 30, 2022 and December 31, 2022, respectively, resulting from higher non-consumer and consumer financing, offset partially by lower operating leases.

Our operating lease portfolio was 16% of total net receivables at June 30, 2023. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

	Second Quarter		First Half
	2022	2023	2022	2023
Origination Metrics
Average placement FICO	748	757	749	754
Higher risk portfolio mix	5%	4%	5%	4%
Greater than or equal to 84 months placement mix	6%	9%	5%	8%
Average placement term (months)	62	62	62	62

Our second quarter 2023 average placement FICO score increased compared with the same period a year ago, and remains strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 4% of our portfolio and has been stable for over 15 years.

During the second quarter of 2023, our average retail financing placement term remains unchanged from a year ago. Retail financing contracts of 84 months and longer increased compared to a year ago and continue to be a small part of our business. We remain focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms that customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 69% of our worldwide consumer finance receivables at June 30, 2023.

	Second Quarter		First Half
	2022	2023	2022	2023
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.14%	0.15%	0.14%	0.16%
Repossessions (000)	3	4	7	8
Repossession ratio	0.69%	0.75%	0.71%	0.79%
Loss severity (000) (a)	$7.9	$10.9	$8.0	$10.7
Net charge-offs ($M)	$6	$27	$16	$71
LTR ratio (%) (b)	0.05%	0.21%	0.07%	0.28%
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

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Second Quarter		First Half
	2022	2023	2022	2023
Net charge-offs ($M)	$17	$40	$35	$97
LTR ratio (%) (a)	0.07%	0.15%	0.07%	0.19%
Credit loss reserve ($M)	$763	$873	$763	$873
Reserve as percent of EOP Receivables (a)	0.80%	0.80%	0.80%	0.80%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the second quarter of 2023 increased from a year ago reflecting normalization from extraordinary low levels. Our credit loss reserve is higher than a year ago, primarily reflecting the impact of higher receivable balances.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at June 30, 2023 considers a range of potential scenarios that include the economic uncertainty of higher inflation and interest rates. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 78% of our total net investment in operating leases at June 30, 2023.

	Second Quarter		First Half
	2022	2023	2022	2023
Lease Share of Retail Sales
Ford Credit	13%	12%	13%	11%
Industry (a)	17%	20%	18%	20%

Placement Volume (000)
24-Month	13	8	25	15
36-Month	25	27	49	44
39-Month / Other	8	9	16	22
Total	46	44	90	81

Residual Performance
Return rates	9%	19%	10%	21%
Return volume (000)	9	14	18	30
Off-lease auction values (b)	$34,620	$31,830	$34,485	$31,445
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q2 2023 mix; first half amounts at first half 2023 mix.

Our United States operating lease share of retail sales in the second quarter of 2023 was lower compared with a year ago and remains below the industry average. Our second quarter 2023 total lease placement volume was down compared with a year ago, reflecting lower Ford Credit lease share of Ford retail sales.

Lease return volume and return rate in the second quarter of 2023 were up from a year ago, reflecting lower auction values. Our second quarter 2023 36-month off-lease auction values were 8% lower year-over-year. Industry auction values are expected to decline as the supply of new and used vehicles improves. We expect return rates to increase as auction values decline.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023:

•On June 14, 2023, DBRS upgraded the credit ratings for Ford Credit’s long-term senior unsecured debt to BBB (low) from BB (high), upgraded the credit ratings for short-term unsecured debt to R-2 (low) from R-4, and revised the outlook to stable from positive.
•On July 13, 2023, Moody’s upgraded the credit ratings for Ford Credit’s long-term senior unsecured debt to Ba1 from Ba2 with a stable outlook.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	R-2 (low)	Stable	BBB (low)
Fitch	BB+	B	Positive	BBB-
Moody’s	Ba1	NP	Stable	Baa3
S&P	BB+	B	Positive	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets. We saw sequential improvement in liquidity and securitized funding mix during the quarter, and ended the second quarter of 2023 with $28.8 billion of liquidity, up $7.8 billion from year-end. We continue to have robust access to capital markets, completing $18 billion of public term issuances through July 26, 2023.

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

The following table shows funding for our net receivables (in billions):

Funding Structure	June 30, 2022	December 31, 2022	June 30, 2023
Term unsecured debt	$49.9	$48.3	$52.2
Term asset-backed securities	47.1	56.4	55.6
Retail Deposits / Ford Interest Advantage	12.5	14.3	15.9
Other	1.9	2.6	2.3
Equity	12.0	11.9	12.5
Adjustments for cash	(7.8)	(11.2)	(12.4)
Total Net Receivables	$115.6	$122.3	$126.1

Securitized Funding as a percent of Total Debt	43.0%	47.4%	45.0%

Net receivables of $126.1 billion as of June 30, 2023, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 45.0% as of June 30, 2023.

Public Term Funding Plan

The following table shows our issuances for full year 2021 and 2022, planned issuances for full year 2023, and our global public term funding issuances through July 26, 2023, excluding short-term funding programs (in billions):

	2021 Actual	2022 Actual	2023 Forecast	Through July 26
Unsecured	$5	$6	$ 11 - 14	$9
Securitizations	9	10	12 - 14	9
Total public	$14	$16	$ 23 - 28	$18

For 2023, we project full year public term funding in the range of $23 billion to $28 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	June 30, 2022	December 31, 2022	June 30, 2023
Liquidity Sources
Cash	$7.8	$11.2	$12.4
Committed asset-backed facilities	34.3	37.4	42.3
Other unsecured credit facilities	2.5	2.3	2.6
Total liquidity sources	$44.6	$50.9	$57.3

Utilization of Liquidity
Securitization and restricted cash	$(2.7)	$(2.9)	$(2.9)
Committed asset-backed facilities	(15.3)	(26.6)	(23.1)
Other unsecured credit facilities	(0.5)	(0.8)	(1.2)
Total utilization of liquidity	$(18.5)	$(30.3)	$(27.2)

Gross liquidity	$26.1	$20.6	$30.1
Asset-backed capacity in excess of eligible receivables and other adjustments	(1.1)	0.4	(1.3)
Net liquidity available for use	$25.0	$21.0	$28.8

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At June 30, 2023, our net liquidity available for use was $28.8 billion, $7.8 billion higher than year-end 2022, reflecting strong access to public funding markets and the addition of $4.9 billion in committed asset-backed capacity. At June 30, 2023, our liquidity sources totaled $57.3 billion, up $6.4 billion from year-end 2022.

Cash.  At June 30, 2023, our cash totaled $12.4 billion, compared with $11.2 billion at year-end 2022.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $2.9 billion at both December 31, 2022 and June 30, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At June 30, 2023, our committed capacity totaled $44.9 billion, compared with $39.7 billion at December 31, 2022. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $42.3 billion ($25.3 billion of retail financing, $8.7 billion of operating leases, and $8.3 billion of wholesale financing) at June 30, 2023. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $18.2 billion having maturities within the next twelve months and the remaining balance having maturities through third quarter 2025. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2023, $23.1 billion of these commitments were in use and we had $1.8 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of June 30, 2023, Ford Bank GmbH (“Ford Bank”) had liquidity of €297 million (equivalent to $322 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At June 30, 2023, we and our majority-owned subsidiaries had $2.6 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At June 30, 2023, $1.4 billion was available for use.

At June 30, 2023, £49 million (equivalent to $62 million) was available for use under FCE Bank plc’s (“FCE”) £685 million (equivalent to $866 million) syndicated credit facility (the “FCE Credit Agreement”) and all €210 million (equivalent to $228 million) was available for use under Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2026.

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

Ford is party to, and Ford Credit is a designated subsidiary borrower under a 364-Day Revolving Credit Agreement, under which the lenders thereto provided $1.8 billion of commitments maturing on April 24, 2024 (the “364-Day Revolving Credit Agreement”). At June 30, 2023, the 364-Day Revolving Credit Agreement was not utilized by Ford Credit.

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

The following table shows the calculation of our financial statement leverage (in billions):

	June 30, 2022	December 31, 2022	June 30, 2023
Leverage Calculation
Debt	$109.5	$119.0	$123.7
Equity	$12.0	$11.9	$12.5
Financial statement leverage (to 1)	9.1	10.0	9.9

We plan our leverage by considering market conditions and the risk characteristics of our business. At June 30, 2023, our financial statement leverage was 9.9:1. We target financial statement leverage in the range of 9:1 to 10:1.

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

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2023, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $117 million over the next 12 months, compared with an increase of $127 million at December 31, 2022. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2023, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. As previously reported, in 2021 we began a multi-year implementation of a new global integrated enterprise resource planning (“I-ERP”) system to replace a number of our existing core financial systems. Implementation of I-ERP began with the launch of our Canada market in May 2021, and implementation is progressing in phased launches across our remaining markets over the next several years. In May 2023, I-ERP was launched in the rest of North America. Additionally, a new general ledger system was launched globally. Our processes, procedures, and controls continue to be refined as appropriate during the phased implementation of the I-ERP system.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	July 27, 2023