Form 10-Q
period 2023-09-30
FORD MOTOR CREDIT CO LLC
filed 2023-10-27
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

Exhibit Index begins on page 42

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended September 30,
	2022	2023	2022	2023
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,123	$1,017	$3,500	$3,095
Retail financing	857	1,104	2,637	3,046
Dealer financing	270	617	655	1,721
Other financing	17	36	39	94
Total financing revenue	2,267	2,774	6,831	7,956
Depreciation on vehicles subject to operating leases	(579)	(576)	(1,643)	(1,690)
Interest expense	(851)	(1,653)	(2,119)	(4,575)
Net financing margin	837	545	3,069	1,691
Other revenue
Insurance premiums earned	19	29	51	84
Fee based revenue and other	17	25	95	99
Total financing margin and other revenue	873	599	3,215	1,874
Expenses
Operating expenses	336	340	991	1,000
Provision for/(Benefit from) credit losses (Note 4)	39	74	(81)	191
Insurance expenses	(2)	14	—	54
Total expenses	373	428	910	1,245

Other income/(loss), net (Note 11)	89	187	(59)	413

Income before income taxes	589	358	2,246	1,042
Provision for/(Benefit from) income taxes	151	119	335	277
Net income	$438	$239	$1,911	$765

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2022	2023	2022	2023
	Third Quarter		First Nine Months
	(unaudited)
Net income	$438	$239	$1,911	$765
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(476)	(124)	(922)	(18)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	—	231	—
Comprehensive income/(loss)	$(38)	$115	$1,220	$747

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2022	September 30, 2023
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$10,393	$10,651
Marketable securities (Note 3)	1,493	1,464
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	94,090	99,041
Finance leases	6,423	6,928
Total finance receivables, net of allowance for credit losses of $845 and $876 (Note 4)	100,513	105,969
Net investment in operating leases (Note 5)	21,821	20,358
Notes and accounts receivable from affiliated companies	793	1,296
Derivative financial instruments (Note 7)	987	1,043
Other assets (Note 8)	2,576	2,770
Total assets	$138,576	$143,551

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,097	$974
Affiliated companies	581	726
Total accounts payable	1,678	1,700
Debt (Note 9)	119,039	122,892
Deferred income taxes	921	921
Derivative financial instruments (Note 7)	3,026	2,982
Other liabilities and deferred revenue (Note 8)	2,035	2,432
Total liabilities	126,699	130,927

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(1,017)	(1,035)
Retained earnings	7,728	8,493
Shareholder’s interest attributable to Ford Motor Credit Company	11,877	12,624
Shareholder’s interest attributable to noncontrolling interests	—	—
Total shareholder’s interest	11,877	12,624
Total liabilities and shareholder’s interest	$138,576	$143,551

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.

	December 31, 2022	September 30, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$2,274	$2,348
Finance receivables, net	49,142	51,805
Net investment in operating leases	12,545	10,563
Derivative financial instruments	264	215

LIABILITIES
Debt	$45,451	$46,664
Derivative financial instruments	2	—

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest	Shareholder’s Interest Attributable to Non-controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2021	$5,227	$(690)	$7,839	$12,376	$22	$12,398
Net income/(loss)	—	—	669	669	—	669
Other comprehensive income/(loss), net of tax	—	152	—	152	—	152
Distributions declared	—	—	(1,000)	(1,000)	—	(1,000)
Other (Note 10)	(61)	—	—	(61)	(22)	(83)
Balance at March 31, 2022	5,166	(538)	7,508	12,136	—	12,136
Net income/(loss)	—	—	804	804	—	804
Other comprehensive income/(loss), net of tax	—	(367)	—	(367)	—	(367)
Distributions declared	—	—	(600)	(600)	—	(600)
Balance at June 30, 2022	5,166	(905)	7,712	11,973	—	11,973
Net income/(loss)	—	—	438	438	—	438
Other comprehensive income/(loss), net of tax	—	(476)	—	(476)	—	(476)
Distributions declared	—	—	(500)	(500)	—	(500)
Balance at September 30, 2022	$5,166	$(1,381)	$7,650	$11,435	$—	$11,435

Balance at December 31, 2022	$5,166	$(1,017)	$7,728	$11,877	$—	$11,877
Net income/(loss)	—	—	240	240	—	240
Other comprehensive income/(loss), net of tax	—	88	—	88	—	88
Distributions declared	—	—	—	—	—	—
Balance at March 31, 2023	5,166	(929)	7,968	12,205	—	12,205
Net income/(loss)	—	—	286	286	—	286
Other comprehensive income/(loss), net of tax	—	18	—	18	—	18
Distributions declared	—	—	—	—	—	—
Balance at June 30, 2023	5,166	(911)	8,254	12,509	—	12,509
Net income/(loss)	—	—	239	239	—	239
Other comprehensive income/(loss), net of tax	—	(124)	—	(124)	—	(124)
Distributions declared	—	—	—	—	—	—
Balance at September 30, 2023	$5,166	$(1,035)	$8,493	$12,624	$—	$12,624

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2022	2023
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income	$1,911	$765
Provision for/(Benefit from) credit losses	(81)	191
Depreciation and amortization	2,131	2,133
Amortization of upfront interest supplements	(1,428)	(1,305)
Net change in deferred income taxes	278	(2)
Net change in other assets	(377)	(605)
Net change in other liabilities	668	449
All other operating activities	83	(62)
Net cash provided by/(used in) operating activities	3,185	1,564

Cash flows from investing activities
Purchases of finance receivables	(24,934)	(30,919)
Principal collections of finance receivables	28,252	27,336
Purchases of operating lease vehicles	(6,949)	(7,021)
Proceeds from termination of operating lease vehicles	7,736	6,740
Net change in wholesale receivables and other short-duration receivables	(6,800)	(1,129)
Purchases of marketable securities and other investments	(3,341)	(1,918)
Proceeds from sales and maturities of marketable securities and other investments	3,585	1,979
Settlements of derivatives	179	(214)
All other investing activities	(69)	(58)
Net cash provided by/(used in) investing activities	(2,341)	(5,204)

Cash flows from financing activities
Proceeds from issuances of long-term debt	29,560	36,582
Payments of long-term debt	(33,578)	(31,663)
Net change in short-term debt	1,137	(885)
Cash distributions to parent	(2,100)	—
All other financing activities	(58)	(109)
Net cash provided by/(used in) financing activities	(5,039)	3,925

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(443)	(30)

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(4,638)	$255

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$11,091	$10,520
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(4,638)	255
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$6,453	$10,775

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

We also adopted the following ASUs during 2023, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2022-01	Derivatives and Hedging – Fair Value Hedging – Portfolio Layer Hedging	January 1, 2023
2022-03	Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	January 1, 2023
2018-12	Targeted Improvements to the Accounting for Long Duration Contracts (and related amendments)	January 1, 2023
2023-03	Amendments to SEC Paragraphs Pursuant to SEC Bulletins & Announcements	July 14, 2023
2023-04	Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121	August 3, 2023

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2022	September 30, 2023
Cash and cash equivalents
United States government	1	$1,045	$2,111
United States government agencies	2	150	100
Non-United States government and agencies	2	199	280
Corporate debt	2	792	659
Total marketable securities classified as cash equivalents		2,186	3,150
Cash, time deposits, and money market funds		8,207	7,501
Total cash and cash equivalents		$10,393	$10,651

Marketable securities
United States government	1	$187	$274
United States government agencies	2	221	223
Non-United States government and agencies	2	658	549
Corporate debt	2	266	269
Other marketable securities	2	161	149
Total marketable securities		$1,493	$1,464

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2022	September 30, 2023
Cash and cash equivalents	$10,393	$10,651
Restricted cash (a)	127	124
Total cash, cash equivalents, and restricted cash	$10,520	$10,775
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2022	September 30, 2023
Consumer
Retail installment contracts, gross	$67,043	$71,240
Finance leases, gross	6,765	7,339
Retail financing, gross	73,808	78,579
Unearned interest supplements from Ford and affiliated companies	(2,305)	(2,967)
Consumer finance receivables	71,503	75,612

Non-Consumer
Dealer financing	28,408	29,366
Other financing	1,447	1,867
Non-Consumer finance receivables	29,855	31,233
Total recorded investment	$101,358	$106,845

Recorded investment in finance receivables	$101,358	$106,845
Allowance for credit losses	(845)	(876)
Total finance receivables, net	$100,513	$105,969

Net finance receivables subject to fair value (a)	$94,090	$99,041
Fair value (b)	91,410	96,775
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2022 and 2023 was $73 million and $102 million, respectively, and for the first nine months of 2022 and 2023 was $223 million and $276 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2022 and September 30, 2023, accrued interest was $187 million and $247 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The credit quality analysis of consumer receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31-60 days past due	$41	$60	$91	$181	$150	$126	$649	0.9%
61-120 days past due	9	12	20	39	40	29	149	0.2
Greater than 120 days past due	9	4	5	7	7	6	38	0.1
Total past due	59	76	116	227	197	161	836	1.2
Current	883	2,564	6,149	13,864	18,382	28,825	70,667	98.8
Total	$942	$2,640	$6,265	$14,091	$18,579	$28,986	$71,503	100.0%

The credit quality analysis of consumer receivables at September 30, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31-60 days past due	$50	$58	$140	$129	$172	$96	$645	0.9%
61-120 days past due	9	12	30	35	50	28	164	0.2
Greater than 120 days past due	8	4	6	10	10	3	41	—
Total past due	67	74	176	174	232	127	850	1.1
Current	1,296	3,093	8,800	12,892	22,287	26,394	74,762	98.9
Total	$1,363	$3,167	$8,976	$13,066	$22,519	$26,521	$75,612	100.0%
Gross charge-offs	$38	$30	$55	$61	$81	$14	$279

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

The credit quality analysis of dealer financing receivables at September 30, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total	Wholesale Loans	Total	Percent
Group I	$491	$31	$66	$159	$62	$304	$1,113	$25,364	$26,477	90.2%
Group II	2	—	2	4	2	50	60	2,384	2,444	8.3
Group III	—	—	—	—	1	6	7	386	393	1.3
Group IV	—	1	—	—	—	2	3	49	52	0.2
Total (a)	$493	$32	$68	$163	$65	$362	$1,183	$28,183	$29,366	100.0%
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
__________
(a)Total past due dealer financing receivables at September 30, 2023 were $4 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At September 30, 2023, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2022			Third Quarter 2023
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$754	$9	$763	$866	$7	$873
Charge-offs	(73)	—	(73)	(105)	—	(105)
Recoveries	39	1	40	37	—	37
Provision for/(Benefit from) credit losses	40	(1)	39	75	(1)	74
Other (a)	(9)	—	(9)	(3)	—	(3)
Ending balance	$751	$9	$760	$870	$6	$876

	First Nine Months 2022			First Nine Months 2023
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$903	$22	$925	$838	$7	$845
Charge-offs	(196)	(1)	(197)	(279)	—	(279)
Recoveries	126	3	129	113	1	114
Provision for/(Benefit from) credit losses	(67)	(14)	(81)	193	(2)	191
Other (a)	(15)	(1)	(16)	5	—	5
Ending balance	$751	$9	$760	$870	$6	$876
__________
(a)Primarily represents amounts related to translation adjustments.

During the third quarter and first nine months of 2023, the allowance for credit losses increased $3 million and $31 million, respectively, driven by an increase in finance receivables. Net charge-offs increased from a year ago, reflecting normalization from extraordinarily low levels. The impact of higher inflation and higher interest rates on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2022	September 30, 2023
Vehicles, at cost (a)	$26,055	$24,235
Accumulated depreciation	(4,234)	(3,877)
Net investment in operating leases	$21,821	$20,358
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	September 30, 2023
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.6	$34.9	$0.3	$34.6	$28.7
Wholesale financing	0.2	17.2	—	17.2	10.7
Finance receivables	1.8	52.1	0.3	51.8	39.4
Net investment in operating leases	0.5	10.6	—	10.6	7.3
Total VIE	$2.3	$62.7	$0.3	$62.4	$46.7

Non-VIE
Retail financing	$0.5	$10.3	$0.2	$10.1	$8.9
Wholesale financing	—	0.5	—	0.5	0.3
Finance receivables	0.5	10.8	0.2	10.6	9.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.5	$10.8	$0.2	$10.6	$9.2

Total securitization transactions
Retail financing	$2.1	$45.2	$0.5	$44.7	$37.6
Wholesale financing	0.2	17.7	—	17.7	11.0
Finance receivables	2.3	62.9	0.5	62.4	48.6
Net investment in operating leases	0.5	10.6	—	10.6	7.3
Total securitization transactions	$2.8	$73.5	$0.5	$73.0	$55.9
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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(39)	$(137)	$62	$(407)
Fair value changes on hedging instruments	(600)	(219)	(1,922)	(285)
Fair value changes on hedged debt	615	210	1,991	223
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(8)	(23)	(17)	(56)
Fair value changes on hedging instruments	(66)	(46)	(164)	(48)
Fair value changes on hedged debt	67	44	173	47
Derivatives not designated as hedging instruments
Interest rate contracts	130	28	342	125
Foreign currency exchange contracts (a)	112	59	137	30
Cross-currency interest rate swap contracts	(494)	(137)	(1,164)	(112)
Total	$(283)	$(221)	$(562)	$(483)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2022			September 30, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$16,883	$—	$1,653	$16,821	$—	$1,439
Cross-currency interest rate swap contracts	885	—	161	2,078	—	202
Derivatives not designated as hedging instruments
Interest rate contracts	63,210	931	483	59,155	830	720
Foreign currency exchange contracts (a)	4,219	41	76	11,009	158	106
Cross-currency interest rate swap contracts	6,635	15	653	6,396	55	515
Total derivative financial instruments, gross (b) (c)	$91,832	$987	$3,026	$95,459	$1,043	$2,982
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $5.6 billion in notional amounts and $95 million in both assets and liabilities at September 30, 2023.
(b)At December 31, 2022 and September 30, 2023, we held collateral of $210 million and $128 million, respectively, and we posted collateral of $193 million and $162 million, respectively.
(c)At December 31, 2022 and September 30, 2023, the fair value of assets and liabilities available for counterparty netting was $166 million and $329 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2022	September 30, 2023
Prepaid reinsurance premiums and other reinsurance recoverables	$779	$810
Accrued interest and other non-finance receivables	576	622
Collateral held for resale, at net realizable value	233	330
Property and equipment, net of accumulated depreciation (a)	233	258
Investment in non-consolidated affiliates	177	175
Deferred charges - income taxes	158	153
Restricted cash	127	124
Operating lease assets	64	56
Other	229	242
Total other assets	$2,576	$2,770
__________
(a)Accumulated depreciation was $415 million and $437 million at December 31, 2022 and September 30, 2023, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2022	September 30, 2023
Unearned insurance premiums and fees	$891	$922
Interest payable	683	890
Income tax and related interest (a)	115	274
Operating lease liabilities	66	58
Other	280	288
Total other liabilities and deferred revenue	$2,035	$2,432
__________
(a)Includes income tax and interest payable to affiliated companies of $36 million and $146 million at December 31, 2022 and September 30, 2023, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2022	September 30, 2023	2022	2023	2022	2023
Short-term debt
Unsecured debt
Floating rate demand notes	$10,303	$10,782
Other short-term debt	6,515	4,897
Asset-backed debt (a)	2,806	3,132
Total short-term debt	19,624	18,811	3.8%	5.0%	3.8%	5.0%
Long-term debt
Unsecured debt
Notes payable within one year	7,980	10,664
Notes payable after one year	39,620	42,700
Asset-backed debt (a)
Notes payable within one year	21,839	18,756
Notes payable after one year	31,840	34,046
Unamortized (discount)/premium	23	13
Unamortized issuance costs	(197)	(233)
Fair value adjustments (b)	(1,690)	(1,865)
Total long-term debt	99,415	104,081	3.6%	4.5%	3.6%	4.5%
Total debt	$119,039	$122,892	3.6%	4.5%	3.6%	4.5%

Fair value of debt (c)	$117,214	$122,386
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $31 million and $(320) million at December 31, 2022 and September 30, 2023, respectively. The carrying value of hedged debt was $33.3 billion and $37.3 billion at December 31, 2022 and September 30, 2023, respectively.
(c)At December 31, 2022 and September 30, 2023, the fair value of debt includes $16.9 billion and $15.7 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. EMPLOYEE SEPARATIONS AND RESTRUCTURING ACTIONS

We generally record costs associated with voluntary separations at the time of employee acceptance. We record costs associated with involuntary separation programs in Operating expenses when management has approved the plan for separation, the affected employees are identified, and it is unlikely that actions required to complete the separation plan will change significantly. Costs associated with benefits that are contingent on the employee continuing to provide service are accrued over the required service period.

Below are employee separation actions and exit and disposal activities that have been initiated. In addition, we continue to review our global businesses and may take additional restructuring actions to maintain long-term competitiveness.

Europe

During the third quarter of 2023, we initiated various actions to improve our cost structure and competitiveness in Europe which will simplify our business model and reduce the number of countries that we operate in. We anticipate the restructuring and recognition of related expenses will be substantially complete by the end of 2025. Total charges, primarily attributable to employee separations and non-cash reclassification of accumulated foreign currency translation gains and losses to income, are not expected to be significant.

South America

In June 2021, we announced that our subsidiaries in Brazil and Argentina would cease originating receivables and wind down operations. During the fourth quarter of 2021, we completed the sale of our wholesale and dealer receivables portfolio in Brazil and ceased originations of wholesale and dealer receivables in Argentina. In the first nine months of 2022, we liquidated three of our investments in Brazil and reclassified accumulated foreign currency translation losses of $155 million to Other income/(loss), net.

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

Accumulated foreign currency translation losses associated with our remaining investments in Brazil and Argentina included in Accumulated other comprehensive income/(loss) at September 30, 2023 were $223 million. We expect to reclassify these losses to income upon substantially complete liquidation of our investments, which may occur over multiple reporting periods.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Interest and investment income (a)	$30	$135	$26	$378
Currency revaluation gains/(losses)	351	156	920	24
Gains/(losses) on derivatives	(301)	(98)	(807)	3
Gains/(losses) on changes in investments in affiliates (b)	—	—	(231)	—
Other	9	(6)	33	8
Total other income/(loss), net	$89	$187	$(59)	$413
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at September 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
Third Quarter 2022
Total revenue	$2,015	$188	$100	$2,303	$—	$2,303
Income before income taxes	394	74	24	492	97	589
Depreciation on vehicles subject to operating leases	588	(9)	—	579	—	579
Interest expense	792	52	47	891	(40)	851
Provision for/(Benefit from) credit losses	42	(12)	9	39	—	39

Third Quarter 2023
Total revenue	$2,366	$346	$116	$2,828	$—	$2,828
Income before income taxes	257	78	21	356	2	358
Depreciation on vehicles subject to operating leases	568	8	—	576	—	576
Interest expense	1,354	185	65	1,604	49	1,653
Provision for/(Benefit from) credit losses	71	4	(1)	74	—	74

First Nine Months 2022
Total revenue	$6,073	$604	$300	$6,977	$—	$6,977
Income before income taxes	1,840	256	(148)	1,948	298	2,246
Depreciation on vehicles subject to operating leases	1,673	(30)	—	1,643	—	1,643
Interest expense	1,998	148	141	2,287	(168)	2,119
Provision for/(Benefit from) credit losses	(82)	(17)	18	(81)	—	(81)
Net finance receivables and net investment in operating leases	93,930	16,454	5,088	115,472	—	115,472
Total assets	102,916	19,282	5,720	127,918	—	127,918

First Nine Months 2023
Total revenue	$6,841	$974	$324	$8,139	$—	$8,139
Income before income taxes	801	269	70	1,140	(98)	1,042
Depreciation on vehicles subject to operating leases	1,676	14	—	1,690	—	1,690
Interest expense	3,807	477	173	4,457	118	4,575
Provision for/(Benefit from) credit losses	170	6	15	191	—	191
Net finance receivables and net investment in operating leases	101,885	19,330	5,112	126,327	—	126,327
Total assets	114,585	23,301	5,665	143,551	—	143,551

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

The maximum potential payments under these guarantees and limited indemnities totaled $83 million and $47 million at December 31, 2022 and September 30, 2023, respectively. Of these values, $17 million and $20 million at December 31, 2022 and September 30, 2023, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2022 or September 30, 2023.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

UAW and Unifor

On September 14, 2023, Ford’s collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) in the United States expired. Following the expiration of the agreement, negotiations with the UAW continued; however, UAW strikes at Ford’s Michigan Assembly Plant (where Ford produces the Ranger and Bronco), Chicago Assembly Plant (where Ford produces the Explorer and Aviator), and Kentucky Truck Plant (where Ford produces the Super Duty, Expedition, and Navigator) led to the cessation of production at those facilities and impacted operations at additional Ford plants that support or rely on the production operations at the three strike locations.

Although a tentative agreement has been reached between Ford and the UAW, it is still subject to union ratification. As a result, the ultimate impact on Ford’s business, including its suppliers, remains uncertain and could have an adverse effect on our financial results for full-year 2023. See Item 1A. Risk Factors in Ford’s Annual Report on Form 10-K for the year ended December 31, 2022 and as updated by its subsequent filings with the SEC for additional discussion of the risks related to production disruptions.

On September 24, 2023, Unifor-represented employees in Canada ratified a new three-year collective bargaining agreement with Ford.

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

In addition, the following definitions and calculations apply to the charts contained in Item 2 of this Report:

•Cash (as shown in the Funding and Liquidity section) – Cash and cash equivalents and Marketable securities reported on Ford Credit’s balance sheets, excluding amounts related to insurance activities.

•Debt (as shown in the Key Metrics and Leverage tables) – Debt on Ford Credit’s balance sheets. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

•Earnings Before Taxes (“EBT”) – Reflects Income before income taxes as reported on our consolidated income statements.

•Loss-to-Receivables (“LTR”) Ratio (as shown in Credit Loss tables) – LTR ratio is calculated using net charge-offs divided by average finance receivables, excluding unearned interest supplements and the allowance for credit losses.

•Reserve as a % of EOP Receivables Ratio (as shown in the Credit Loss tables) – The reserve as a percentage of EOP receivables ratio is calculated as the credit loss reserve amount, divided by end of period finance receivables, excluding unearned interest supplements and the allowance for credit losses.

•Return on Equity (“ROE”) (as shown in the Key Metrics table) – Reflects return on equity calculated by annualizing net income for the period and dividing by monthly average equity for the period.

•Securitization and Restricted Cash (as shown in the Liquidity table) – Securitization cash is held for the benefit of the securitization investors (for example, a reserve fund). Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements.

•Securitizations (as shown in the Public Term Funding Plan table) – Public securitization transactions, Rule 144A offerings sponsored by Ford Credit, and widely distributed offerings by Ford Credit Canada.

•Term Asset-Backed Securities (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

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

•Unallocated Other (as shown in the Segment Results table) – Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Third Quarter			First Nine Months
GAAP Financial Measures	2022	2023	H / (L)	2022	2023	H / (L)
Total Net Receivables ($B)	$115.5	$126.3	$10.8
Loss-to-Receivables (bps) (a)	18	38	20	10	32	22
Auction values (b)	$32,010	$30,250	(5)%	$33,565	$31,010	(8)%
EBT ($M)	$589	$358	$(231)	$2,246	$1,042	$(1,204)
ROE (%)	14.6%	7.8%	(6.8) ppts	20.9%	8.4%	(12.5) ppts

Other Balance Sheet Metrics
Debt ($B)	$108.0	$122.9	14%
Net liquidity ($B)	$20.9	$27.0	29%
Financial statement leverage (to 1)	9.4	9.7	0.3
__________
(a)United States retail financing only.
(b)United States 36-month off-lease third quarter auction values at Q3 2023 mix and YTD amounts at 2023 YTD mix.

Third Quarter 2023 Compared with Third Quarter 2022

The following table shows the factors that contributed to third quarter 2023 EBT (in millions):

Change in EBT by Causal Factor
Third quarter 2022 EBT	$589
Volume / Mix	50
Financing margin	(75)
Credit loss	(36)
Lease residual	(97)
Exchange	10
Other	(83)
Third quarter 2023 EBT	$358

Our third quarter 2023 EBT of $358 million was $231 million lower than a year ago, explained primarily by lower lease residual performance, non-recurrence of derivative market valuation adjustment gains (included in Other), lower financing margin due to higher borrowing costs, and higher credit losses. ROE was 7.8%, 6.8 percentage points lower than a year ago, driven by lower net income. Total net receivables were $126.3 billion, $10.8 billion or 9% higher than a year ago, reflecting the impact of increased non-consumer and consumer financing, partially offset by a smaller lease portfolio. The U.S. LTR ratio remained at a low level in the third quarter of 2023, at 38 basis points, though higher than a year ago as losses continue to normalize from historic lows. U.S. auction values in the third quarter of 2023 were lower compared to a year ago. At the end of the third quarter of 2023, we had $27.0 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended September 30 are shown below (in millions):

	Third Quarter			First Nine Months
	2022	2023	H / (L)	2022	2023	H / (L)
Results (a)
United States and Canada segment	$394	$257	$(137)	$1,840	$801	$(1,039)
Europe segment	74	78	4	256	269	13
All Other segment	24	21	(3)	(148)	70	218
Total segments earnings before taxes	$492	$356	$(136)	$1,948	$1,140	$(808)
Unallocated other	97	2	(95)	298	(98)	(396)
Earnings before taxes	$589	$358	$(231)	$2,246	$1,042	$(1,204)
Provision for/(Benefit from) income taxes	151	119	(32)	335	277	(58)
Net Income	$438	$239	$(199)	$1,911	$765	$(1,146)
__________
(a)Beginning in the third quarter of 2022, there were changes in the allocation of interest and governance expenses among the operating segments. Prior periods have been adjusted retrospectively to reflect these changes.

For additional information, see Note 12 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment third quarter 2023 EBT of $257 million was $137 million lower than third quarter 2022, explained primarily by unfavorable net financing margin, lower lease residual performance, and higher credit losses. The United States and Canada segment first nine months 2023 EBT of $801 million was $1,039 million lower than first nine months 2022, explained primarily by unfavorable net financing margin, lower lease residual performance, non-recurrence of credit loss reserve releases, and higher credit losses.

Europe Segment

The Europe segment third quarter 2023 EBT of $78 million was $4 million higher than third quarter 2022. The Europe segment first nine months 2023 EBT of $269 million was $13 million higher than first nine months 2022. Both are explained by favorable changes in volume and net financing margin, partially offset by the non-recurrence of residual gains and credit loss reserve releases.

All Other Segment

The All Other segment third quarter 2023 EBT of $21 million was $3 million lower than third quarter 2022. The All Other segment first nine months 2023 EBT of $70 million was $218 million higher than first nine months 2022, explained primarily by the non-recurrence of South America restructuring losses.

For additional information on our restructuring in South America, refer to Note 10 of our Notes to the Financial Statements.

Unallocated Other

Unallocated Other was a $2 million gain for third quarter 2023, a $95 million deterioration from third quarter 2022. Unallocated Other was a $98 million loss for first nine months 2023, a $396 million deterioration from first nine months 2022. Both are primarily explained by the non-recurrence of positive derivative market valuation adjustments.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Share of Ford and Lincoln Sales (a)
United States	41%	50%	41%	50%
Canada	77	67	70	70
United Kingdom	36	34	35	34
Germany	33	33	35	32
China	46	34	45	38

Wholesale Share
United States	73%	71%	73%	71%
United Kingdom	100	100	100	100
Germany	92	89	91	88
China	69	72	68	71

Contract Placement Volume - New and Used (000)
United States	172	210	484	607
Canada	43	32	101	89
United Kingdom	25	23	70	69
Germany	12	14	42	41
China	37	25	97	73
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet sales.

United States contract placement volumes in the third quarter of 2023 were higher than a year ago, reflecting higher Ford Credit share and Ford deliveries. Canada contract placement volumes in the third quarter of 2023 were lower than a year ago, reflecting lower Ford Credit share and Ford deliveries. United Kingdom contract placement volumes in the third quarter of 2023 were down, driven by lower Ford Credit share partially offset by higher Ford deliveries. Germany contract placement volumes in the third quarter of 2023 were higher compared to a year ago, reflecting higher Ford deliveries. China contract placement volumes in the third quarter of 2023 were lower than a year ago, reflecting lower Ford deliveries and Ford Credit share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2022	December 31, 2022	September 30, 2023
Net Receivables
United States and Canada Segment
Consumer financing	$53.8	$55.8	$60.2
Non-Consumer financing	17.7	21.4	21.7
Net investment in operating leases	22.4	21.7	20.1
Total United States and Canada Segment	$93.9	$98.9	$102.0

Europe Segment
Consumer financing	$10.2	$11.0	$11.0
Non-Consumer financing	6.2	7.3	8.0
Net investment in operating leases	0.1	0.1	0.2
Total Europe Segment	$16.5	$18.4	$19.2

All Other Segment
Consumer financing	$3.8	$3.9	$3.5
Non-Consumer financing	1.3	1.1	1.6
Net investment in operating leases	—	—	—
Total Other Segment	$5.1	$5.0	$5.1

Total net receivables	$115.5	$122.3	$126.3

At September 30, 2022, December 31, 2022, and September 30, 2023, total net receivables includes consumer receivables before allowance for credit losses of $40.7 billion, $43.9 billion, and $45.2 billion, respectively, and non-consumer receivables before allowance for credit losses of $14.3 billion, $18.2 billion, and $17.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2022, December 31, 2022, and September 30, 2023, total net receivables includes net investment in operating leases of $11.0 billion, $12.5 billion, and $10.6 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2022 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at September 30, 2023 were $10.8 billion and $4.0 billion higher compared with September 30, 2022 and December 31, 2022, respectively, resulting from higher non-consumer and consumer financing, offset partially by lower operating leases.

Our operating lease portfolio was 16% of total net receivables at September 30, 2023. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Origination Metrics
Average placement FICO	743	757	747	755
Higher risk portfolio mix	5%	4%	5%	4%
Greater than or equal to 84 months placement mix	9%	8%	6%	8%
Average placement term (months)	64	63	63	62

Our third quarter 2023 average placement FICO score increased compared with the same period a year ago, and remains strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 4% of our portfolio and has been stable for over 15 years.

During the third quarter of 2023, our average retail financing placement term was lower compared to a year ago. Retail financing contract mix of 84 months and longer decreased compared to a year ago and continue to be a small part of our business. We remain focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms that customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 69% of our worldwide consumer finance receivables at September 30, 2023.

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.15%	0.19%	0.15%	0.17%
Repossessions (000)	4	4	11	12
Repossession ratio	0.78%	0.89%	0.74%	0.83%
Loss severity (000) (a)	$9.6	$12.7	$8.5	$11.4
Net charge-offs ($M)	$21	$50	$37	$121
LTR ratio (%) (b)	0.18%	0.38%	0.10%	0.32%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b) See Definitions and Information Regarding Causal Factors section for calculation.

While delinquencies have increased from a year ago, repossessions, net charge-offs, and LTR ratio continue to be low by historical standards. Loss severity increased from a year ago, reflecting higher average amount financed as well as lower auction values. While credit performance has remained strong, high inflation and interest rates have caused economic uncertainty which we expect will have an unfavorable impact on our future retail credit losses.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Net charge-offs ($M)	$33	$68	$68	$165
LTR ratio (%) (a)	0.14%	0.25%	0.10%	0.21%
Credit loss reserve ($M)	$760	$876
Reserve as percent of EOP Receivables (a)	0.79%	0.80%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the third quarter of 2023 increased from a year ago reflecting normalization from extraordinary low levels. Our credit loss reserve is higher than a year ago, primarily reflecting the impact of higher receivable balances.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. The reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at September 30, 2023 considers a range of potential scenarios that include the economic uncertainty of higher inflation and interest rates. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 77% of our total net investment in operating leases at September 30, 2023.

	Third Quarter		First Nine Months
	2022	2023	2022	2023
Lease Share of Retail Sales
Ford Credit	12%	13%	13%	12%
Industry (a)	16%	20%	17%	20%

Placement Volume (000)
24-Month	12	9	37	24
36-Month	26	34	75	78
39-Month / Other	4	5	20	27
Total	42	48	132	129

Residual Performance
Return rates	11%	29%	11%	24%
Return volume (000)	9	19	27	49
Off-lease auction values (b)	$32,010	$30,250	$33,565	$31,010
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q3 2023 mix; YTD amounts at 2023 YTD mix.

Our United States operating lease share of retail sales in the third quarter of 2023 was higher compared with a year ago and remains below the industry average. Our third quarter 2023 total lease placement volume was up compared with a year ago, reflecting higher Ford Credit lease share and higher Ford retail sales.

Lease return volume and return rate in the third quarter of 2023 were up from a year ago, reflecting lower auction values. Our third quarter 2023 36-month off-lease auction values were 5% lower year-over-year. Industry auction values are expected to decline as the supply of new and used vehicles improves. We expect return rates to increase as auction values decline.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023:

•On September 6, 2023, Fitch upgraded the credit ratings to BBB- from BB+ with a stable outlook.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	R-2 (low)	Stable	BBB (low)
Fitch	BBB-	F3	Stable	BBB-
Moody’s	Ba1	NP	Stable	Baa3
S&P	BB+	B	Positive	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets, and ended the third quarter of 2023 with $27.0 billion of liquidity, up $5.9 billion from year-end. We continue to have robust access to capital markets, completing $22 billion billion of public term issuances through October 25, 2023.

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

The following table shows funding for our net receivables (in billions):

Funding Structure	September 30, 2022	December 31, 2022	September 30, 2023
Term unsecured debt	$46.4	$48.3	$50.7
Term asset-backed securities	48.9	56.4	55.9
Retail Deposits / Ford Interest Advantage	12.7	14.3	16.3
Other	3.6	2.6	2.2
Equity	11.4	11.9	12.6
Adjustments for cash	(7.5)	(11.2)	(11.4)
Total Net Receivables	$115.5	$122.3	$126.3

Securitized Funding as a percent of Total Debt	45.3%	47.4%	45.5%

Net receivables of $126.3 billion as of September 30, 2023, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 45.5% as of September 30, 2023.

Public Term Funding Plan

The following table shows our issuances for full year 2021 and 2022, planned issuances for full year 2023, and our global public term funding issuances through October 25, 2023, excluding short-term funding programs (in billions):

	2021 Actual	2022 Actual	2023 Forecast	Through October 25
Unsecured	$5	$6	$ 10 - 13	$10
Securitizations	9	10	13 - 14	12
Total public	$14	$16	$ 23 - 27	$22

For 2023, we project full year public term funding in the range of $23 billion to $27 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	September 30, 2022	December 31, 2022	September 30, 2023
Liquidity Sources
Cash	$7.6	$11.3	$11.6
Committed asset-backed facilities	34.2	37.4	42.3
Other unsecured credit facilities	2.1	2.3	2.4
Total liquidity sources	$43.9	$51.0	$56.3

Utilization of Liquidity
Securitization and restricted cash	$(2.7)	$(2.9)	$(2.9)
Committed asset-backed facilities	(20.0)	(26.6)	(25.8)
Other unsecured credit facilities	(0.5)	(0.8)	(0.7)
Total utilization of liquidity	$(23.2)	$(30.3)	$(29.4)

Gross liquidity	$20.7	$20.7	$26.9
Other adjustments	0.3	0.4	0.1
Net liquidity available for use	$21.0	$21.1	$27.0

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2023, our net liquidity available for use was $27.0 billion, $5.9 billion higher than year-end 2022, reflecting strong access to public funding markets and the addition of $4.9 billion in committed asset-backed capacity. At September 30, 2023, our liquidity sources totaled $56.3 billion, up $5.3 billion from year-end 2022.

Cash.  At September 30, 2023, our cash totaled $11.6 billion, compared with $11.3 billion at year-end 2022.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $2.9 billion at both December 31, 2022 and September 30, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At September 30, 2023, our committed capacity totaled $44.7 billion, compared with $39.7 billion at December 31, 2022. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $42.3 billion ($25.8 billion of retail financing, $8.4 billion of operating leases, and $8.1 billion of wholesale financing) at September 30, 2023. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $17.6 billion having maturities within the next twelve months and the remaining balance having maturities through fourth quarter 2025. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2023, $25.8 billion of these commitments were in use and we had $0.4 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of September 30, 2023, Ford Bank GmbH (“Ford Bank”) had liquidity of €232 million (equivalent to $245 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At September 30, 2023, we and our majority-owned subsidiaries had $2.4 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At September 30, 2023, $1.7 billion was available for use.

At September 30, 2023, £462 million (equivalent to $566 million) was available for use under FCE Bank plc’s (“FCE”) £685 million (equivalent to $839 million) syndicated credit facility (the “FCE Credit Agreement”) and all €210 million (equivalent to $222 million) was available for use under Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2026.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. In addition, both the FCE Credit Agreement and the Ford Bank Credit Agreement include certain sustainability-linked targets, pursuant to which the applicable margin may be adjusted if Ford Motor Company achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions. Ford outperformed the 2022 targets for all three of the sustainability-linked metrics, which favorably impacted pricing on the FCE Credit Agreement and Ford Bank Credit Agreement beginning in the third quarter of 2023.

Ford is party to, and Ford Credit is a designated subsidiary borrower under, a 364-Day Revolving Credit Agreement, under which the lenders thereto provided $1.8 billion of commitments maturing on April 24, 2024 (the “364-Day Revolving Credit Agreement”). At September 30, 2023, the 364-Day Revolving Credit Agreement was not utilized by Ford Credit.

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

The following table shows the calculation of our financial statement leverage (in billions):

	September 30, 2022	December 31, 2022	September 30, 2023
Leverage Calculation
Debt	$108.0	$119.0	$122.9
Equity	$11.4	$11.9	$12.6
Financial statement leverage (to 1)	9.4	10.0	9.7

We plan our leverage by considering market conditions and the risk characteristics of our business. At September 30, 2023, our financial statement leverage was 9.7:1. We target financial statement leverage in the range of 9:1 to 10:1.

Outlook

Although a tentative agreement has been reached between Ford and the UAW, it is still subject to union ratification. As a result, the impact of the UAW strike remains uncertain; therefore, we are withdrawing our full-year 2023 guidance.

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

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2023, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $48 million over the next 12 months, compared with an increase of $127 million at December 31, 2022. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2023, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	October 26, 2023