Form 10-K
period 2023-12-31
FORD MOTOR CREDIT CO LLC
filed 2024-02-07
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip code)

(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each Exchange on which registered
3.021% Notes due March 6, 2024*	F/24M	New York Stock Exchange
2.748% Notes due on June 14, 2024*	F/24S	New York Stock Exchange
4.125% Notes due on June 20, 2024*	F/24O	New York Stock Exchange
1.744% Notes due July 19, 2024*	F/24R	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
3.683% Notes due on December 3, 2024*	F/24Q	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.535% Notes due March 6, 2025*	F/25K	New York Stock Exchange
3.250% Notes due September 15, 2025*	F/25M	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
5.625% Notes due Oct. 9, 2028	F/28D	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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
For the Year Ended December 31, 2023
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

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K Report” or “Report”) nor filed with the SEC.

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

As a result of our financing activities, we have a large portfolio of finance receivables and operating leases which we classify into two portfolios – “consumer” and “non-consumer.”

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

Item 1. Business (Continued)
United States and Canada Segment

Our United States and Canada segment represented 81% of total net receivables at both year-end 2022 and 2023. Our United States operations accounted for 87% and 88% of the United States and Canada segment total net receivables at year-end 2022 and 2023, respectively.

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

Europe Segment

The Europe segment represented 15% of total net receivables at both year-end 2022 and 2023. Our operations in Europe are managed primarily through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), along with affiliates in Poland, Belgium, Switzerland, the Czech Republic, and Hungary. FCE operates in the United Kingdom, and has active branches in France, Spain, and Ireland, as well as operating subsidiaries in Germany and Italy that provide a variety of retail and dealer financing. The United Kingdom and Germany are our largest markets in Europe, representing 61% and 58% of Europe segment net receivables at year-end 2022 and 2023, respectively. Customers and dealers in Italy, France, and Spain were 30% and 35% of Europe segment net receivables at year-end 2022 and 2023, respectively. FCE, through its Worldwide Trade Financing division, provides wholesale finance for vehicles and parts in about 60 countries. Typically, this includes direct markets where there is no National Sales Company but also in other markets where there is not a traditional Ford Credit financing solution. This represented 2% of Europe segment net receivables at both year-end 2022 and 2023. In addition, other private label operations and alternative business arrangements exist in some markets.

All Other Segment

Our All Other segment includes operations in Mexico, China, and a joint venture in South Africa, and we are winding down our operations in Brazil, Argentina, and India. This segment represented 4% of total net receivables at both year-end 2022 and 2023. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity, or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Ford’s 2023 Form 10-K Report”), filed separately with the SEC.

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

We offer a variety of retail installment sale financing products. The average original term of our retail installment sale contracts in the United States was 63 months for contracts purchased in both 2022 and 2023. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations.

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

Item 1. Business (Continued)
We offer vehicle-financing programs to retail and commercial customers including leasing companies, government entities, daily rental companies, and fleet customers through sales-type and direct financing leases. These financings primarily include lease plans for terms of 24 to 60 months. We hold a security interest in financed vehicles in almost all instances.  At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in our consumer segment and reported as retail financing. We also offer a retail balloon product under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle and paying any contractually agreed additional charges for excess mileage or excess wear and use. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions.

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

In the United States, operating lease terms for new vehicles range primarily from 24 to 48 months. The average original lease term for contracts purchased was 34 months for both 2022 and 2023.

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

Item 1. Business (Continued)
Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 22 days in 2022 compared with 54 days in 2023, primarily due to inventory recovering to historical levels and outpacing sales demand. Our wholesale financing program includes financing of large multi-brand dealer groups.

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

Marketing and Special Programs

We market our financing products and services to automotive dealers and customers. We demonstrate to dealers the value of a business relationship with us by supporting them to achieve their sales and loyalty objectives. We advocate for exceptional customer experiences, assisting with training and support that drives a consistent sales process. This ensures each customer is qualified to ensure the products and services provided meet their needs. Our marketing strategy is based on our belief that we can better assist customers and dealers by being a responsible lender who understands their wants and needs. We are knowledgeable automotive and financial professionals offering dealers personal attention and interaction. We demonstrate our commitment to dealer relationships by offering a variety of materials, ranging from marketing support materials, performance consulting, performance reporting and analyses showing the advantages of a full range of automotive financing products that allows consistent and predictable single source financing to help them achieve their goals. We promote increased dealer transactions through incentives, bonuses, contests, and selected program and rate adjustments.

We promote our retail financing products primarily through credit offers to prospective customers, point-of-sale information, and ongoing communications with existing customers. Our communications to these customers promote the advantages of our financing products, the availability of special plans and programs, and the benefits of affiliated products, such as extended warranties, service plans, insurance coverage, gap protection, and excess wear and use waivers. We also emphasize the quality of our customer service and the ease of making payments and transacting business with us. For example, through our website located at www.ford.com/finance and www.lincoln.com/finance or via our mobile application, a customer can make inquiries, review an account balance, or schedule an electronic payment.

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
•Contractual liability insurance on extended service contracts for Ford and its affiliates; and
•Commercial automobile insurance for Ford and third parties and general liability insurance and surety bonds for Ford in the United States.

TARIC invests premiums, other revenue, and its capital and surplus to fund future claims, and has established investment guidelines and strategies to reflect its risk tolerance, regulatory requirements, and rating agency considerations, among other factors. TARIC is rated by A.M. Best Company on its financial strength and issuer credit rating. Since 2012, TARIC’s rating has been “A” (Excellent) for its financial strength and “a” (Excellent) on its issuer credit rating and has a “stable” outlook.

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income, but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenue in both 2022 and 2023.

Human Capital Resources

People Strategy and Governance

We strive to create an employee experience that enables an inclusive environment of excellence, focus, and collaboration among team members, allowing us to deliver short- and long-term business success. Our ultimate parent, Ford Motor Company, maintains an Executive People Forum consisting of the Chief Executive Officer and top leadership that meets monthly with a specific focus on people and organizational topics that will enable and accelerate delivery of the Ford+ plan. Key topic areas include Compensation & Retention, Diversity, Equity, and Inclusion (“DEI”), Organization Design, Talent Planning & Development, and Culture.

Item 1. Business (Continued)
Diversity, Equity, and Inclusion

At Ford and Ford Credit, we believe that creating and sustaining a culture of diversity, equity, and inclusion for all our employees is foundational to both achieving the Ford+ plan and treating employees with dignity and respect. We offer 10 global Employee Resource Groups (“ERGs”) that represent various dimensions of our employee population, including race, ethnicity, gender, religion, sexual orientation and gender identity, disability, and generation with chapters throughout the world. Our ERGs are instrumental in providing a voice to our globally diverse workforce as well as sharing valuable insights into the development of products, services, and experiences.

Ford and Ford Credit empower leaders to develop DEI action plans specific to the unique needs and culture of each function and region. From an enterprise perspective, we have taken several concrete steps to further these efforts, including embedding DEI into our corporate strategy and governance, highlighting DEI in the expected behaviors that support Ford’s operating system, and forming an enterprise DEI Council composed of leaders to drive integration across employees, suppliers, dealers, and customers. This holistic DEI strategy includes a strong focus on equity throughout the employee experience, monitoring the diversity within both internal and external talent pipelines, and DEI education.

Talent Attraction, Growth and Capability Assessment

Talent attraction at Ford and Ford Credit is evolving with the transformation of our business. We are sourcing and attracting candidates from multiple industries, including financial services, technology, product, sales, and finance, and regions of the world.

From a capability perspective, we leverage best practices in assessments and talent management to strengthen our current capabilities and future pipeline while reinforcing a culture of excellence, focus, and collaboration. The performance management process is reviewed regularly to ensure we set clear expectations, measure individual performance, and reward appropriately. Our process includes a semi-annual review of each individual’s performance to objectives and demonstration of expected behaviors of excellence, focus, and collaboration.

Finally, the extent to which our People Leaders are equipped to drive our transformation plays a vital role in our strategy, and we are committed to helping our leaders strengthen their capabilities with dedicated traditional and non-traditional learning opportunities. Our leadership strategy equips our leaders with the capabilities to deliver business results and grow the talent needed to meet our organizational needs.

Employee Health and Safety

Nothing is more important than the health, safety, and wellbeing of our employees, and we consistently strive to achieve world-class levels of safety, through the application of policies and best practices. We maintain a robust safety culture to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking.

Employee Wellbeing Initiatives

Our global, holistic approach to wellbeing encompasses the financial, social, mental/emotional, physical, and professional needs of our employees. Foundational to our wellbeing philosophy is providing a broad array of resources and solutions to educate employees, build capability, and meet individual and organizational wellbeing needs and goals. Wellbeing is an integral part of our total rewards strategy as we work to address business and employee challenges through a multi-channel approach that provides our diverse populations and global regions flexibility and choice to meet their specific needs.

We use data-driven insights gathered through surveys, focus groups, and claims data to understand employee needs and prioritize our wellbeing efforts. We provide wellbeing programs, such as Employee Assistance Programs and mindfulness sessions, among other things. In addition, we provide employees with experiences, self-guided tools, and social connection opportunities, as well as access to the professional support and resources they need to achieve their own sense of wellbeing. We are committed to creating an environment where employees and People Leaders care for each other as we deliver on the Ford+ plan.

Item 1. Business (Continued)
Employee Sentiment Strategy

We gather feedback from our employees through a variety of channels throughout the year. Our approach is designed to capture sentiment and make it actionable for managers, leadership, and for the teams designing the tools, processes, and policies that impact the employee experience. We use a mix of annual and real-time surveys designed to understand employee sentiment in areas such as: people leader effectiveness, job satisfaction, DEI, wellbeing, overall satisfaction, strategy and execution, and Ford Operating System behaviors.

A critical element of measuring sentiment is ensuring the data gets to those who are best positioned to use it to drive improvements in the employee experience. We design dashboards and tools for managers to view the results from their teams, help them to generate meaningful insights, and convert those insights into guided actions. We share the results with senior executives to identify broader trends and themes, and to inform larger strategic decisions across the Company.

Employment Data

We employed approximately 5,100 and 5,000 full-time employees worldwide at year-end 2022 and 2023, respectively. Most of our employees are salaried and are not represented by a union.

Governmental Regulations

As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

United States

Within the United States, our operations are subject to regulation and supervision under various federal, state, and local laws.

Federal Regulation. We are subject to federal regulation, including the Truth-in-Lending Act, the Consumer Leasing Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail financing and operating lease transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail financing transactions include the terms of repayment, the amount financed, the total finance charge, and the annual percentage rate. For operating lease transactions, under the Consumer Leasing Act, we are required to disclose the amount due at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage, wear and use charges, and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy, and accuracy in credit reporting. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), it is unlawful for us to engage in any unfair, deceptive, or abusive act or practice. We are also subject to the Servicemembers Civil Relief Act that provides additional protections for certain customers in the military such as prohibiting us from charging interest in excess of 6% on transactions with those customers, limiting our ability to collect future payments from those operating lease customers who terminate their lease early, and limiting our use of self-help repossession of the vehicle for those customers. We are subject to other federal regulation, including the Gramm-Leach-Bliley Act, which requires us to maintain confidentiality and safeguard certain consumer data in our possession and to communicate periodically with consumers on privacy matters. In addition, the Consumer Financial Protection Bureau (“CFPB”) has broad rule-making and enforcement authority for a wide range of consumer financial protection laws that regulate consumer finance businesses, such as Ford Credit’s financing business. For additional discussion of the CFPB, see “Item 1A. Risk Factors.”

We are also subject to regulation in our funding and securitization activities, including requirements under federal securities laws and specific rules and requirements for asset-backed securities (“ABS”). Derivative activities are regulated under the Commodities Exchange Act and Dodd-Frank Act. These regulations also impose operational and reporting requirements for these funding transactions.

Item 1. Business (Continued)
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

International

In some countries outside the United States, some of our subsidiaries, including FCE and Ford Bank GmbH (“Ford Bank”), are regulated and/or licensed banking institutions and are required, among other things, to maintain minimum capital and liquidity. FCE is authorized by the U.K. Prudential Regulation Authority (“PRA”) and regulated by the U.K. Financial Conduct Authority and the PRA to carry on a range of regulated activities within the United Kingdom. Ford Bank is authorized by the European Central Bank and regulated by both the German Bundesbank and the German Federal Supervisory Authority (“BaFin”). In many locations where we operate, governmental authorities require us to obtain equivalent licenses or appropriate permissions to conduct our business.

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

Item 1. Business (Continued)
Certain Agreements with Ford and Affiliates

We and Ford are parties to a Third Amended and Restated Relationship Agreement (the “Relationship Agreement”) relating to our long-standing business practices with Ford. A copy of the Relationship Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and is incorporated by reference herein as an exhibit. Pursuant to the Relationship Agreement, if our financial statement leverage for a calendar quarter were to be higher than 12.5 to 1 (as reported in our most recent quarterly report on Form 10-Q or annual report on Form 10-K), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such financial statement leverage to have been 12.5 to 1. No capital contributions have been made to us pursuant to the Relationship Agreement.

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

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2023 periods.

More information about agreements between us and Ford and other affiliates is contained in our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Ford’s 2023 Form 10-K Report.

ITEM 1A. Risk Factors.

We have listed below the material risk factors applicable to Ford or Ford Credit grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; and Legal and Regulatory Risks.

Operational Risks

Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to acquire key components or raw materials, such as lithium, cobalt, nickel, graphite, and manganese, can disrupt Ford’s production of vehicles. Ford’s products contain components that it sources globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in Ford’s supply chain or a supplier is unable to deliver a component to Ford in accordance with Ford’s specifications, because of a production issue, limited availability of materials, shipping problems, restrictions on transactions with certain countries or companies, or other reason, and the component cannot be easily sourced from a different supplier, or Ford is unable to obtain a component on a timely basis, the shortage may disrupt Ford’s operations or increase its costs of production.

For the production of Ford’s electric vehicles, Ford is dependent on the supply of batteries and the raw materials (e.g., lithium, cobalt, nickel, graphite, and manganese) used by its suppliers to produce those batteries. As Ford increases its production of electric vehicles, Ford expects its need for such materials to increase significantly. At the same time, other companies are increasing their production of electric vehicles, which will further increase the demand for such raw materials. As a result, Ford may be unable to acquire raw materials needed for electric vehicle production in sufficient amounts that are responsibly sourced or at reasonable prices. As described below under “To facilitate access to the raw materials and other components necessary for the production of electric vehicles, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast” as well as in the Liquidity and Capital Resources section in Item 7 in Ford’s 2023 Form 10-K Report, Ford has entered into and it may, in the future, enter into offtake agreements and other long-term purchase contracts that obligate Ford, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from certain raw materials suppliers. In the event the supplier under those agreements or any of Ford or its suppliers’ raw material supply contracts is unable to deliver sufficient quantities of raw materials needed for Ford or its suppliers’ production operations, e.g., if a mine does not produce at expected levels, or the raw materials do not otherwise satisfy Ford’s requirements, and Ford or its suppliers are unable to find an alternative resource with sufficient quantities, at reasonable prices, responsibly sourced (e.g., in compliance with the Uyghur Forced Labor Prevention Act and similar regulations and standards), and in a timely manner, it could impact Ford’s ability to produce electric vehicles.

A shortage of, or Ford’s inability to acquire or find adequate suppliers of, key components or raw materials as a result of disruptions in the supply chain, capacity constraints, limited availability, competition for those items within the automotive industry and other sectors, or otherwise can cause a significant disruption to Ford’s production schedule and have a substantial adverse effect on Ford’s financial condition or results of operations. Further, as a result of lower-than-anticipated industrywide electric vehicle adoption rates or otherwise, suppliers of such raw materials or components may become distressed.

To facilitate access to the raw materials and other components necessary for the production of electric vehicles, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast. Ford has announced plans to significantly increase its electric vehicle production volumes; however, Ford’s ability to produce higher volumes of electric vehicles is dependent upon the availability of raw materials and other components necessary for the production of batteries, e.g., lithium, cobalt, nickel, graphite, and manganese, among others. As described above under “Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to acquire key components or raw materials, such as lithium, cobalt, nickel, graphite, and manganese, can disrupt Ford’s production of vehicles,” to facilitate its access to such raw materials, Ford has entered into and it may, in the future, enter into offtake agreements and other long-term purchase contracts. Such agreements obligate Ford, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from raw material suppliers over an agreed upon period of time pursuant to an agreed upon purchase price mechanism that is typically based upon the market price of the material at the time of delivery.

Item 1A. Risk Factors (Continued)
Unlike Ford’s historical arrangements with suppliers, which are typically annual commitments, under multi-year offtake agreements and other long-term purchase contracts, the risks associated with lower-than-expected electric vehicle production volumes or changes in battery technology that reduce the need for certain raw materials, batteries, or their components are borne by Ford rather than its suppliers. In the event Ford does not purchase the materials or components pursuant to the terms of these agreements, Ford may be obligated to reimburse the supplier for costs it incurs. Ford has incurred and may continue to incur such charges. This may be the case even if the supplier finds another purchaser, as Ford may be responsible for the costs of finding the new purchaser as well as any lost revenue attributable to the replacement purchaser paying a lower price than required under the pricing mechanism in its agreement.

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

Ford’s long-term competitiveness depends on the successful execution of Ford+. Ford previously announced its plan for growth and value creation – Ford+. Ford+ is focused on delivering distinctive and increasingly electric products plus “Always-On” customer relationships and user experiences. The Ford+ plan is designed to leverage Ford’s foundational strengths to build new capabilities – enriching customer experiences and deepening loyalty. As Ford undertakes this transformation of its business, it must integrate its strategic initiatives into a cohesive business model, and balance competing priorities, or it will not be successful. To facilitate this transformation, Ford is making substantial investments, recruiting new talent, and optimizing its business model, management system, and organization. Accordingly, maintaining discipline in its capital allocation continues to be important, as a strong core business and a balance sheet that provides the flexibility to invest in these new growth opportunities is critical to the success of the Ford+ plan. If Ford is unable to optimize its capital allocation among vehicles, services, technology, and other calls on capital, make sufficient progress to become competitive on cost and quality, or it is otherwise not successful in executing Ford+ (or is delayed for reasons outside of its control), Ford may not be able to realize the full benefits of its plan, which could have an adverse effect on its financial condition or results of operations. Furthermore, if Ford fails to make progress on its plan at the pace that shareholders expect, it may lead to an increase in shareholder activism, which may disrupt the conduct of Ford’s business and divert management’s attention and resources.

Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of Ford’s vehicles and services could continue to have an adverse effect on its business. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Ford may also be obligated to remedy defects or potentially recall its vehicles due to defective components provided to it by its suppliers, arising from their quality issues or otherwise. The National Highway Traffic Safety Administration’s (“NHTSA”) enforcement strategy has resulted in significant civil penalties being levied and the use of consent orders requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production. For example, NHTSA and the automotive industry are currently engaged in a study of the safety of approximately 56 million Takata desiccated airbag inflators in the United States. Of these, approximately three and a half million of the inflators are in Ford vehicles. In addition, NHTSA is considering action related to 52 million vehicles containing inflators from ARC Automotive and Delphi Automotive in the United States. Ford has 2.5 million vehicles within this population. Should NHTSA determine that these inflators contain a safety defect, Ford and other manufacturers could potentially face significant incremental recall costs. Further, to the extent recall and customer satisfaction actions relate to defective components Ford receives from suppliers, Ford’s ability to recover from the suppliers may be limited by the suppliers’ financial condition. Ford accrues the estimated cost of both base warranty coverages and field service actions at the time a vehicle is sold, and it reevaluates the adequacy of its accruals on a regular basis. In addition, from time to time, Ford issues extended warranties at its expense, the estimated cost of which is accrued at the time of issuance. For additional information regarding warranty and field service action costs, including Ford’s process for establishing its reserves, see “Critical Accounting Estimates” in Item 7 and Note 25 of the Notes to the Financial Statements in Ford’s 2023 Form 10-K Report. If warranty costs are greater than anticipated as a result of increased vehicle and component complexity, the adoption of new technologies, the time it takes to improve the

Item 1A. Risk Factors (Continued)
quality of Ford’s products and services (or if such efforts are unsuccessful), or otherwise (including as a result of higher repair costs driven by inflation or other economic factors), such costs could continue to have an adverse effect on Ford’s financial condition or results of operations. Furthermore, launch delays, recall actions, and increased warranty costs have adversely affected and could continue to adversely affect Ford’s reputation or the public perception and market acceptance of Ford’s products and services as discussed below under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and its reputation may be harmed if it is unable to achieve the initiatives it has announced.” In an effort to improve quality, Ford has slowed down and may continue to slow down launches, which may result in lost sales, revenue, and profits, and could have an adverse effect on our financial condition, or results of operations. In addition, as a result of vehicles on hold for quality control, Ford’s inventory levels may be higher.

Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or business strategies. Ford has invested in, formed strategic alliances with, and announced or formed joint ventures with a number of companies, and it may expand those relationships or enter into similar relationships with additional companies. These initiatives typically involve enormous complexity, may require a significant amount of capital, and may involve a lengthy regulatory approval process. As a result, Ford may not be able to complete anticipated transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, Ford may not successfully integrate an alliance or joint venture with its operations, including the implementation of its controls, systems, procedures, and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between Ford and the other party. Further, to the extent Ford shares ownership, control, or management with another party in a joint venture, Ford’s ability to influence the joint venture may be limited, and Ford may be unable to prevent misconduct or implement its compliance or internal control systems. In order to secure critical materials for production of electric vehicles, Ford has entered into and may, in the future, enter into offtake agreements and other long-term purchase contracts with raw materials suppliers and make investments in certain raw material and battery suppliers; however, Ford may not realize the anticipated benefits of these actions and its efforts to have such suppliers, particularly those in less developed markets, adopt Ford’s sustainability and other standards may be unsuccessful, which could have an adverse impact on Ford’s reputation. In addition, the implementation of a new or different business strategy may lead to the disruption of Ford’s existing business operations, including distracting management from current operations. For example, Ford’s efforts to evaluate and implement alternative distribution models and channels for its products and services from those it has traditionally used may be challenged or may not succeed or be as successful as its historical arrangements. External factors may also impact the success of Ford’s initiatives. For example, Ford’s business and strategy are susceptible to tensions in U.S.-China relations and the rapid development of the Chinese electric vehicle industry, with domestic Chinese producers exporting to some key markets in which Ford operates. In addition, as Ford transitions to producing a higher percentage of electric vehicles, if industrywide adoption rates continue to be lower than anticipated, Ford may take actions to better match the pace of electric vehicle adoption, such as not fully utilizing or reducing the capacity of its existing or future plants, reducing production hours or shifts, and Ford may become subject to claims by suppliers as a result. Results of operations from new activities may be lower than its existing activities, and, if a strategy is unsuccessful, Ford may not recoup its investments, which may be significant, in that strategy. Moreover, Ford may continue to have financial exposure following a strategic divestiture or cessation of operations in a market. Failure to successfully and timely realize the anticipated benefits of the transactions or strategies described herein could have an adverse effect on Ford’s financial condition or results of operations.

Ford may not realize the anticipated benefits of restructuring actions and such actions may cause Ford to incur significant charges, disrupt its operations, or harm its reputation. Ford continually reviews and evaluates its business to find opportunities to make its operations more efficient and reduce costs. In doing so, Ford has taken and may in the future take restructuring actions, such as strategic divestitures or ceasing of operations in a market, particularly for those businesses where a path to sustained profitability is not feasible in light of the capital allocation requirements or for other reasons. Ford’s plans for implementing such actions may be accelerated by shifting industry dynamics and new entrants to its industries with which it must compete. These actions may include employee separations, a reduced footprint (e.g., plant closures or smaller operations at existing plants or plants that are not yet on-line), or operating its plants at less than full capacity (e.g., reducing shifts). Such restructuring actions have caused Ford and may in the future cause it to incur significant costs; record impairments or other charges; subject it to potential claims from employees, suppliers, dealers, other counterparties, or governmental authorities (including a reduction or clawback of incentives); disrupt its operations; distract management from current operations; or harm its reputation. Further, Ford may not realize the expected benefits of such restructuring actions (e.g., anticipated cost savings), such benefits may be delayed, or market dynamics or other factors may have evolved such that it cannot obtain the original intended results of an action.

Item 1A. Risk Factors (Continued)
Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford and Ford Credit as well as their suppliers and dealers. Ford and Ford Credit rely on information technology networks and information systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, to process, transmit, and store electronic information that is important to the operation of their businesses, Ford’s vehicles, and the services Ford and Ford Credit offer. Despite devoting significant resources to their cybersecurity programs, Ford and Ford Credit are at risk for interruptions, outages, and compromises of: (i) operational information systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices, whether caused by a ransomware or other cybersecurity incident, security breach, or other reason (e.g., a natural disaster, fire, acts of terrorism or war, or an overburdened infrastructure system). Such incidents could materially disrupt operational information systems; result in loss or unwilling publication of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of consumers, employees, or others; jeopardize the security of Ford and/or Ford Credit’s facilities; affect the performance of in-vehicle systems or services Ford offers; and/or impact the safety of Ford’s vehicles. This risk exposure rises as Ford continues to develop and produce vehicles with increased connectivity. Moreover, Ford, Ford Credit, their suppliers, and their dealers have been the target of cybersecurity incidents and such threats are continuing and evolving, which may cause cybersecurity incidents to be more difficult to detect for periods of time. Ford and Ford Credit’s networks and Ford’s in-vehicle systems, sharing similar architectures, could also be impacted by, or a cybersecurity incident may result from, the negligence or misconduct of insiders or third-parties who have access to these networks and systems. Ford and Ford Credit employ capabilities, processes, and other security measures they believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, and have requirements for their suppliers to do the same; however, Ford and Ford Credit may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, including potential production disruption or the loss or disclosure of sensitive information. Moreover, a cybersecurity incident could harm Ford and Ford Credit’s reputations, cause customers to lose trust in their security measures, and/or subject Ford and Ford Credit to regulatory actions or litigation, which may result in fines, penalties, judgments, or injunctions, and a cybersecurity incident involving Ford or Ford Credit, or one of their suppliers, could impact production, internal operations, business strategy, results of operations, financial condition, or Ford and Ford Credit’s ability to deliver products and services to their customers.

Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, public health issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors. A work stoppage or other limitation on production could occur at Ford’s facilities, at a facility in its supply chain, or at one of its logistics providers for any number of reasons, including as a result of labor issues, including shortages of available employees, disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, absenteeism, public health issues (e.g., COVID), stay-at-home orders, or in response to potential restructuring actions (e.g., plant closures); as a result of supplier financial distress or other production constraints, such as limited quantities of components or raw materials, quality issues, capacity limitations, or other difficulties; as a result of a natural disaster (including climate-related physical risk); social unrest; cybersecurity incidents; or for other reasons. A suspension or substantial curtailment of Ford’s manufacturing operations could have a significant adverse effect on Ford’s financial condition and results of operations, as was the case in 2020, when, consistent with actions taken by governmental authorities, Ford idled its plants in regions around the world. The duration of a suspension of manufacturing operations and a return to Ford’s full production schedule will vary. Ford’s Ford Blue, Ford Model e, and Ford Pro operations generally do not realize revenue while its manufacturing operations are suspended, but Ford continues to incur operating and non-operating expenses, resulting in a deterioration of its cash flow. Accordingly, any significant future disruption to Ford’s production schedule, regionally or globally, whether as a result of its own or a supplier’s suspension of operations, could have a substantial adverse effect on Ford’s financial condition, liquidity, and results of operations. Moreover, Ford’s supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations triggered by a shutdown of operations.

The limited availability of components, labor shortages, public health emergencies, and supplier operating issues has led to intermittent interruptions in Ford’s supply chain and an inconsistent production schedule at its facilities. This has exacerbated the disruption to Ford’s suppliers’ operations, which, in turn, has led to higher costs and production shortfalls. As a result of this disrupted production schedule, Ford has received and continues to receive claims from its supply base for reimbursement of costs beyond the original agreed terms. Upon receipt, Ford evaluates those claims, and, in certain circumstances, has made payments to its suppliers, and this trend may continue.

Item 1A. Risk Factors (Continued)
Given the worldwide scope of Ford’s supply chain and operations, Ford and its suppliers face a risk of disruption or operating inefficiencies that may increase costs due to the adverse physical effects of climate change, which are predicted to increase the frequency and severity of weather and other natural events, e.g., wildfires, extended droughts, and extreme temperatures. In addition, in the event a weather-related event, strike, international conflict, or other occurrence limits the ability of freight carriers to deliver components and other materials from suppliers to Ford or logistics providers to transport Ford’s vehicles for an extended period of time, it may increase Ford’s costs and delay or otherwise impact both its production operations and its customers’ ability to receive Ford’s vehicles.

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

Failure to develop and deploy secure digital services that appeal to customers could have a negative impact on Ford’s business. A growing part of Ford’s business involves connectivity, digital and physical services, and integrated software services, and Ford is devoting significant resources to develop this business. If Ford fails to generate sufficient demand for its integrated software and digital services or if customers do not opt to activate the modems in its vehicles, which would hinder Ford’s ability to offer and sell such services, Ford may not grow revenue in line with the costs it is investing or achieve profitability on its increasingly digitally-connected products. For additional discussion on the market acceptance of Ford’s services, see below under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and its reputation may be harmed if it is unable to achieve the initiatives it has announced.”

Ford contracts with third parties to offer digital content to customers and license technologies for use in its software and digital services. This includes the right to sell, or offer subscriptions to, third-party content, as well as the right to incorporate specific content into Ford’s own services; however, continuation of these third-party licensing and other arrangements, or their renewal on commercially reasonable terms, is not guaranteed or may be unavailable. Moreover, while Ford seeks to grow its share of this business, third parties may be less inclined to continue developing or licensing software for Ford’s products or permit the Company to distribute their content, or such providers may offer competing products and services to the detriment of Ford’s business. If Ford is unable to offer integrated software applications and digital services on competitive terms, it may reduce customer demand or increase Ford’s costs to provide such applications and services, which Ford may be unable to pass on to customers. Alternatively, Ford may have to develop or license new content or technology to provide digital services, and there can be no assurance Ford would be able to develop or license such content or technology at a reasonable cost or in a timely manner, either of which could have a negative impact on its financial condition, results of operations, or reputation.

Sophisticated software integration may have issues that can unexpectedly interfere with the intended operation of hardware or other software products and services. In addition, the services Ford offers can have quality issues and may, from time to time, experience outages, service slowdowns, or errors. As a result, these services may not always perform as anticipated and may not meet customer expectations. There can be no assurance Ford will be able to detect and remedy all issues and defects in the hardware, software, and services it offers, or successfully deliver over-the-air (“OTA”) updates. Failure to do so on a timely basis could result in widespread technical and performance issues affecting Ford’s products and services. For additional discussion on the risks associated with defects and quality issues, see above under “Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs or delays in new model launches, and the time it takes to improve the quality of Ford’s vehicles and services could continue to have an adverse effect on its business.”

Item 1A. Risk Factors (Continued)
The actions of end users are generally beyond Ford’s control and some users may engage in fraudulent or abusive activities that involve Ford’s digital services. These include unauthorized use of accounts through stolen credentials, failure to pay for services accessed, or other activities that violate Ford’s terms of service. While Ford has implemented security measures intended to prevent unauthorized access to its digital services and related information systems, malicious entities have and will continue to attempt to gain unauthorized access to them. If Ford’s efforts to detect such violations or its actions to control these types of fraud and abuse are not effective or timely, it may have an adverse effect on its financial condition, results of operations, or reputation. For further information, see above under “Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford and Ford Credit as well as their suppliers and dealers.”

Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints. The vast majority of the hourly employees in Ford’s manufacturing operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. These agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of income security, subject to certain conditions. With the ratification of Ford’s new contracts with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America in the United States and Unifor in Canada in 2023, Ford expects to have a significant increase in labor costs through the life of the contracts, and if Ford is unable to offset those costs, it could have a significant adverse effect on Ford’s business. Further, these agreements may restrict Ford’s ability to close plants and divest businesses. Some of Ford’s competitors do not have such collective bargaining agreements and are not subject to the same restraints. A substantial number of Ford’s employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter Ford’s ability to sell or close manufacturing or other facilities or increase the cost of doing so.

Ford’s ability to attract, develop, grow, and reward talent is critical to its success and competitiveness. Ford’s success depends on its ability to continue to attract, develop, grow, and reward talented and diverse employees with domain expertise in engineering, software, technology (including digital capabilities and connectivity), integrated services, supply chain, marketing, and finance, among other areas. While Ford has been successful in attracting talent in recent years, as with any company, the ability to continue to attract talent is important, particularly in growth areas vital to its success such as software, electrification, and integrated services. Competition for such talent is intense, which has led to an increase in compensation throughout a tight labor market, and, accordingly, may increase costs for companies. In addition to attracting talent, Ford must also retain the talent needed to deliver its business objectives. While compensation considerations remain important, current and potential employees are increasingly placing a premium on various intangibles, such as working for companies with a clear purpose and strong brand reputation, flexible work arrangements, and other considerations, such as embracing sustainability and diversity, equity, and inclusion initiatives. If Ford is not perceived as an employer of choice, it may be unable to recruit the best talent. Further, if Ford loses existing employees with needed skills or is unable to develop existing employees, particularly with the introduction of new technologies and Ford’s focus on operational efficiency and quality, it could have a substantial adverse effect on Ford’s business.

Macroeconomic, Market, and Strategic Risks

Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and its reputation may be harmed if it is unable to achieve the initiatives it has announced. Although Ford conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace, and it may not be able to accurately predict or identify emerging trends or preferences or the success of new products or services in the market. It takes years to design and develop a new vehicle or change an existing vehicle. Because customers’ preferences may change quickly, Ford’s new and existing products may not generate sales in sufficient quantities and at costs low enough to be profitable and recoup investment costs. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if Ford is unable to differentiate its products and services from those of its competitors, develop innovative new products and services, or sufficiently tailor its products and services to customers in other markets, there could be insufficient demand for Ford’s products and services, which could have an adverse impact on Ford’s financial condition or results of operations.

Item 1A. Risk Factors (Continued)
With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, fuel efficiency, sustainability, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Further, Ford’s ability to successfully grow through capacity expansion and investments in the areas of electrification, connectivity, digital and physical services, and software services depends on many factors, including advancements in technology, regulatory changes, infrastructure development (e.g., a widespread vehicle charging network), and other factors that are difficult to predict, that may significantly affect the future of electric vehicles, autonomous technologies, digital and physical services, and software services. The automotive, software, and digital service businesses are very competitive and are undergoing rapid changes. Traditional competitors are expanding their offerings, and new types of competitors (particularly in Ford’s areas of strength, e.g., pick-up trucks, utilities, and commercial vehicles) that may possess superior technology, may have business models with certain aspects that are more efficient, and are not subject to the same level of fixed costs as Ford, are entering the market. For example, Chinese electric vehicle producers are exporting their products to some key markets in which Ford operates. This level of competition necessitates that Ford invest in and integrate emerging technologies into its business and increases the importance of its ability to anticipate, develop, and deliver products and services that customers desire on a timely basis, in quantities in line with demand, with the quality they expect, and at costs low enough to be profitable. Moreover, if Ford does not meet customer expectations for quickly and effectively addressing and remedying issues that may develop with or that improve its products and services, e.g., successfully delivering OTA updates, it would have an adverse effect on Ford’s business.

Ford has announced its intent to continue making multi-billion dollar investments in electrification and software services. Ford’s plans include offering electrified versions of many of its vehicles, including the F-150 Lightning and E-Transit. If the market for electrified vehicles does not develop at the rate Ford expects, even if the regulatory framework encourages a rapid adoption of electrified vehicles, there is a negative perception of Ford’s vehicles or about electric vehicles in general, Ford is unable to or are delayed in developing or embracing new technologies or processes, or if consumers prefer Ford’s competitors’ vehicles, there could be an adverse impact on Ford’s financial condition or results of operations. Further, as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations,” lower than planned market acceptance of Ford’s vehicles may impact its strategy to comply with fuel economy standards.

Ford is addressing its impact on climate change aligned with the United Nations Framework Convention on Climate Change (Paris Agreement) by working to reduce its carbon footprint over time across its vehicles, operations, and supply chain. Ford has announced interim emissions targets approved by the Science Based Targets initiative (SBTi) and made other statements about similar initiatives, e.g., Ford’s expected electric vehicle volumes in future years. Achievement of these initiatives will require significant investments and the implementation of new processes; however, there is no assurance that the desired outcomes will be achieved. To the extent Ford is unable to achieve these initiatives or its transition to electrification is slower than expected, it may harm Ford’s reputation or Ford may not otherwise receive the expected return on the investment. For example, Ford is exposed to reputational risk if it does not reduce vehicle CO2 emissions in line with its targets or in compliance with applicable regulations. Further, Ford’s customers, investors, and other stakeholders evaluate how well Ford is progressing on its announced climate goals and aspirations, and if Ford is not on track to achieve those goals and aspirations on a timely basis, or if the expectations of Ford’s customers and investors change and Ford does not adequately address their expectations, its reputation could be impacted, and customers may choose to purchase the products and services of, investors may choose to invest in, and suppliers and vendors may choose to do business with other companies. Other parties may object to the positions Ford has taken and may, in the future, take on environmental, social, or other issues, or in the event Ford changes its position on such issues, which may result in a loss of customers, a boycott of products or services, or other actions that may impact not only Ford’s brand and reputation but also its results of operations, financial condition, and the price of its Common Stock.

Moreover, new offerings, including those related to electric vehicles and autonomous driving technologies, may present technological challenges that could be costly to implement and overcome and may subject Ford to customer claims if they do not operate as anticipated. In addition, since new technologies are subject to market acceptance, a malfunction involving any manufacturer’s autonomous vehicle may negatively impact the perception of autonomous vehicles and autonomous vehicle technologies and erode customer trust.

Item 1A. Risk Factors (Continued)
Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles with internal combustion engines (including trucks and utilities) to electric or other vehicles in Ford’s portfolio that may be less profitable could result in an adverse effect on Ford’s financial condition or results of operations. If demand for electric vehicles grows at a rate greater than Ford’s ability to increase its production capacity for those vehicles, lower market share and revenue, as well as facility and other asset-related charges (e.g., accelerated depreciation) associated with the production of internal combustion vehicles, may result. In addition, government regulations aimed at reducing emissions and increasing fuel efficiency (e.g., zero-emission vehicle (“ZEV”) mandates and low emission zones) and other factors that accelerate the transition to electric vehicles may increase the cost of vehicles by more than the perceived benefit to consumers and dampen margins.

With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events. Because of the interconnectedness of the global economy, the challenges of a pandemic, a financial crisis, economic downturn or recession, natural disaster, war, geopolitical crises, or other significant events in one area of the world can have an immediate and material adverse impact on markets around the world. Changes in international trade policy can also have a substantial adverse effect on Ford’s financial condition, results of operations, or business in general. Steps taken by governments to apply or consider applying tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains, impose additional costs on Ford’s business, and could lead to other countries attempting to retaliate by imposing tariffs, which would make Ford’s products more expensive for customers, and, in turn, could make its products less competitive. In particular, China presents unique risks to U.S. automakers due to the strain in U.S.-China relations, China’s unique regulatory landscape, the level of integration with key components in Ford’s global supply chain, and the rapid development of the Chinese electric vehicle industry, with Chinese electric vehicle manufacturers exporting their products to some key markets in which Ford operates.

With operations in various markets with volatile economic or political environments and Ford’s global supply chain and utilization of transportation routes and logistics providers around the world, Ford is exposed to heightened risks as a result of economic, geopolitical, or other events. This could include governmental takeover (i.e., nationalization) of Ford’s manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities (such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, heightened tensions in the Red Sea, and potential tensions in the South China Sea), and acts of terrorism, each of which could impact Ford’s supply chain as well as its operations and have a substantial adverse effect on Ford’s financial condition or results of operations. Further, the U.S. government, other governments, and international organizations could impose additional sanctions or export controls that could restrict Ford from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

Industry sales volume can be volatile and could decline if there is a financial crisis, recession, public health emergency, or significant geopolitical event. Because Ford, like other manufacturers, has a higher proportion of fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and results of operations. Vehicle sales are affected by overall economic and market conditions, consumer behavior, and developing trends such as shared vehicle ownership and ridesharing services. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption, the decline could have a substantial adverse effect on its financial condition, results of operations, and cash flow. For a discussion of economic trends, see Item 7 of Ford’s 2023 Form 10-K Report.

Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors, particularly for electric vehicles. The global automotive industry is intensely competitive, with installed manufacturing capacity generally exceeding current demand. Historically, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher marketing incentives, commodity or other cost increases, tariffs, or the impact of adverse currency fluctuations. This risk includes cost advantages foreign competitors may have because of their weaker home market currencies, which may, in turn, enable those competitors to offer their products at lower prices. Further, higher inventory levels put downward pressure on pricing, which may have an adverse effect on Ford’s financial condition and results of operations.

Item 1A. Risk Factors (Continued)
Although Ford continues to invest in its electric vehicle strategy, it has observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which has led it and may in the future lead it to adjust its spending, production, and/or product launches to better match the pace of electric vehicle adoption. As a result of the lower-than-anticipated adoption rates, near-term pricing pressures, and other factors, Ford has accrued and may continue to incur charges, which could be substantial, related to payments to its electric vehicle-related suppliers (battery, raw material, or otherwise), inventory adjustments, or other matters. Battery costs remain high, which is detrimental to electric vehicles reaching pricing parity with ICE vehicles and further exacerbates the pricing pressures on electric vehicles. Furthermore, as Ford invests in battery production, including the construction of battery plants, if Ford is unable to operate those plants at their expected capacity because electric vehicle adoption rates remain lower-than-anticipated or otherwise, Ford may be unable to recoup the investments it has made.

As electric vehicle adoption rates increase, the risk of excess capacity, particularly for internal combustion engine trucks and utilities, may be exacerbated. This excess capacity may further increase price competition in that segment of the market, which could have a substantial adverse effect on Ford’s financial condition or results of operations.

Inflationary pressure and fluctuations in commodity and energy prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results. Ford, Ford Credit, and their suppliers are exposed to inflationary pressure and a variety of market risks, including the effects of changes in commodity and energy prices, foreign currency exchange rates, and interest rates. Ford and Ford Credit monitor and attempt to manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on their business. Changes in commodity and energy prices (from tariffs and the actions taken by Russia in Ukraine, as discussed above under “With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events,” or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity and energy prices, foreign currency exchange rates, or interest rates as well as increased material, freight, logistics, and similar costs could have a substantial adverse effect on Ford and/or Ford Credit’s financial condition or results of operations. See Item 7 and Item 7A in Ford’s 2023 Form 10-K Report for additional discussion of currency, commodity and energy price, and interest rate risks. These market forces have caused Ford to incur higher material costs, which may continue, and Ford’s warranty costs have increased, in part, due to inflationary cost pressures at its dealers. Moreover, due to inflationary pressure, some of Ford’s suppliers have submitted claims to Ford for reimbursement of costs beyond the original agreed terms. Upon receipt, Ford evaluates those claims, and, in certain circumstances, has made payments to its suppliers, and this trend may continue. Further, interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business. At Ford Credit, rising interest rates may impact Ford Credit’s ability to source funding and offer financing at competitive rates, which could reduce its financing margin. In addition, Ford’s results are impacted by fluctuations in the market value of its investments, with unrealized gains and losses that could be material in any period.

Financial Risks

Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford and Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on their credit ratings or their perceived creditworthiness. Further, Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings for those transactions and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing results of operations and could adversely affect its ability to support the sale of Ford vehicles.

Item 1A. Risk Factors (Continued)
To the extent interest rates remain relatively high, they may have an adverse effect on borrowing costs for Ford Credit, making it more expensive to fund Ford and Ford Credit’s operations or leading to higher rates charged to Ford and Ford Credit’s customers if these costs are passed on.

The impact of government incentives on Ford’s business could be significant, and Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, or tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s operations, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition or results of operations.

For example, until 2021, most of Ford’s manufacturing facilities in South America were located in Brazil, where the state or federal governments historically offered significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations had been impacted favorably by government incentives to a substantial extent. The federal government in Brazil has levied assessments against Ford concerning the federal incentives it previously received, and the State of São Paulo has challenged the grant to Ford of tax incentives by the State of Bahia. See Note 2 of the Notes to the Financial Statements in Ford’s 2023 Form 10-K Report for discussion of Ford’s accounting for government incentives, and “Item 3. Legal Proceedings” in Ford’s 2023 Form 10-K Report for a discussion of tax proceedings in Brazil and the potential requirement for Ford to post collateral.

The U.S. Inflation Reduction Act (“IRA”) provides, among other things, financial incentives in the form of tax credits to grow the domestic supply chain and domestic manufacturing base for electric vehicles (“EVs”), plug-in hybrid vehicles (“PHEVs”), and other “clean” vehicles. The law likewise incentivizes the purchase of clean vehicles and the infrastructure to fuel them. These incentives change over time and will remain in effect until approximately 2032, unless modified by Congress. The IRA’s incentives are having and are expected to have material impacts on the automotive industry and Ford. The IRA authorizes tax credits to manufacturers for the domestic production of batteries and battery components for EVs and PHEVs, and this credit is expected to improve the financial performance of domestic battery manufacturers, including the new operations at Ford’s upcoming facility in Michigan and BlueOval SK’s facilities in Kentucky and Tennessee. Further, the degree of success of some of Ford’s investment strategies depends upon IRA tax credit eligibility and for those credits to continue to remain available through the currently contemplated expiration.

The IRA also authorizes tax credits for purchasers of qualified commercial and retail clean vehicles. Ford expects that most commercial customers that purchase an EV or PHEV will be eligible for the commercial clean vehicle credit, although it is unclear at this time how many commercial vehicle purchasers will have the underlying federal tax liability that is necessary to actually monetize this credit. When paired with the IRA’s tax credit for the construction of certain electric vehicle charging infrastructure, Ford expects the commercial clean vehicle credit will influence commercial fleets, governmental fleets, and other vehicle purchasers in their evaluation of a transition from internal combustion engine vehicles to EVs and PHEVs.

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

Economic and demographic experience for pension and other postretirement benefit (“OPEB”) plans (e.g., discount rates or investment returns) could be worse than Ford has assumed. The measurement of Ford’s obligations, costs, and liabilities associated with benefits pursuant to its pension and OPEB plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). Ford generally remeasures these estimates at each year end and recognizes any gains or losses associated with changes to its plan assets and liabilities in the year incurred. To the extent actual results are less favorable than its assumptions, Ford may recognize a remeasurement loss in its results, which could be substantial. For additional information regarding Ford’s assumptions, see “Critical Accounting Estimates” in Item 7 and Note 17 of the Notes to the Financial Statements in Ford’s 2023 Form 10-K Report.

Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition. Ford has defined benefit retirement plans in the United States that cover many of its hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford sponsors plans to provide OPEB for retired employees (primarily health care and life insurance benefits). See Note 17 of the Notes to the Financial Statements in Ford’s 2023 Form 10-K Report for more information about these plans. These benefit plans impose significant liabilities on Ford and could require Ford to make additional cash contributions, which could impair its liquidity. If Ford’s cash flows and capital resources are insufficient to meet any pension or OPEB obligations, Ford could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance its indebtedness.

Item 1A. Risk Factors (Continued)
Legal and Regulatory Risks

Ford and Ford Credit could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise. Ford and Ford Credit spend substantial resources to comply with governmental safety regulations, mobile and stationary source emissions regulations, consumer and automotive financial regulations, and other standards, but they cannot ensure that employees or other individuals affiliated with Ford and/or Ford Credit will not violate such laws or regulations. In addition, as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations” and “Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations,” regulatory standards and interpretations may change on short notice and impact Ford and/or Ford Credit’s compliance status. Government investigations against Ford or Ford Credit could result in fines, penalties, orders, or other resolutions that could have an adverse impact on Ford and/or Ford Credit’s financial condition, results of operations, or the operation of their businesses. Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. In certain circumstances, courts may permit civil actions even where Ford’s vehicles and services, and Ford Credit’s financial products, comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of Ford and Ford Credit’s compliance with regulatory standards, whether related to their products, services, or business or commercial relationships, requires significant expenditures of time and other resources. Litigation also is inherently uncertain, and Ford and/or Ford Credit have in the past experienced and could in the future experience significant adverse results, including compensatory and punitive damage awards, a disgorgement of profits or revenue, or injunctive relief, any of which could have an adverse effect on their financial condition, results of operations, or business in general, particularly with larger jury verdicts becoming more prevalent. In addition, adverse publicity surrounding an allegation, litigation, or investigation, even if there is no merit to the matter, may cause significant reputational harm or create a negative public perception of Ford and Ford Credit’s products and services, which could have a significant adverse effect on Ford and Ford Credit’s sales.

Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations. The automotive industry is subject to regulations worldwide that govern product characteristics and that differ by global region, country, and sometimes within national boundaries. Regulators have enacted and are proposing standards to address concerns regarding the environment (including concerns about global climate change and air quality), vehicle safety, and energy independence, and the regulatory landscape can change on short notice. These regulations vary, but generally require that over time motor vehicles and engines emit less air pollution, including greenhouse gas emissions, oxides of nitrogen, hydrocarbons, carbon monoxide, and particulate matter, and there are associated increased reporting requirements. Similarly, Ford is making substantial investments in its facilities and revising its processes to not only comply with applicable regulations but also to make its operations more efficient and sustainable. As Ford’s suppliers make similar investments, any higher costs may be passed on to Ford. In the United States, legal and policy debates on environmental regulations are continuing, with a primary trend toward reducing greenhouse gas emissions and increasing vehicle electrification. Recently, different federal administrations have either sought to make standards more strict or to make them less strict, with one administration often replacing the regulations enacted by the last. Various third parties routinely seek judicial review of these federal regulatory and deregulatory efforts. In parallel, California continues to enact increasingly strict emissions standards and requirements for ZEVs (standards that some other states are adopting), and those actions are also the subject of legal challenges. Court rulings regarding regulatory actions by federal, California, and other state regulators create uncertainty and the potential for applicable regulatory standards to change quickly. In addition, many governments regulate local product content or impose import requirements with the aim of creating jobs, protecting domestic producers, and influencing the balance of payments.

Ford regularly refines its product cycle plan to improve the fuel economy of its internal combustion vehicles and to offer more propulsion choices, such as hybrid and electrified vehicles, that generate lower greenhouse emissions. Electrification is Ford’s core strategy to comply with current and anticipated environmental laws and regulations in major markets. However, there are limits to Ford’s ability to reduce emissions and increase fuel economy over given time frames and many factors that could delay or impede its plans. Those factors primarily relate to the cost and effectiveness of available technologies; consumer acceptance of new technologies and their costs; changes in vehicle mix (as described in more detail above under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and its reputation may be harmed if it is unable to achieve the initiatives it has announced”); the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, including charging for electric vehicles, the

Item 1A. Risk Factors (Continued)
availability (or lack thereof) of the raw materials and component supply to make affordable batteries and other elements of electric vehicles, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. If fuel prices are relatively low and market conditions or the consumer attributes of Ford’s vehicles do not lead consumers to purchase electric vehicles and other highly fuel-efficient vehicles in sufficient numbers, it may be difficult to meet applicable environmental standards. Moreover, the rates of electric vehicle growth, production disruptions, stop ships, supply chain limitations, lower-than-planned market acceptance of Ford’s vehicles, and/or other circumstances may cause Ford to modify its product plans, or, in some cases, purchase credits, which Ford has done, in order to comply with emissions standards, fuel economy standards, or ZEV requirements, which could have an adverse effect on Ford’s financial condition and results of operations and cause reputational harm.

Increased scrutiny of automaker emission compliance by regulators around the world has led to new regulations, more stringent enforcement programs, additional field actions, demands for reporting on the field performance of emissions components and higher scrutiny of field data, and delays in regulatory approvals. The cost to comply with government regulations concerning new vehicle standards and in-use vehicle requirements, including field service actions, is substantial. Additional regulations, changes in regulatory interpretations, or changes in consumer preferences that affect vehicle mix, as well as any non-compliance with applicable laws and regulations, could have a substantial adverse impact on Ford’s financial condition or results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. Any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales. Court decisions arising out of consumer and investor litigation could give rise to de facto changes in the interpretation of existing emission laws and regulations, thereby imposing new burdens on manufacturers. For more discussion of the impact of standards on Ford’s global business, see the “Governmental Standards” discussion in “Item 1. Business” in Ford’s 2023 Form 10-K Report.

Ford and other companies continue to develop autonomous vehicle and driver assist technologies, and the U.S. and foreign governments are continuing to develop the regulatory framework that will govern autonomous vehicles and related technologies. Manufacturers are facing increased scrutiny from regulators at the state and federal level on system misuse by customers, feature capabilities, and whether advertising for this technology contains false or misleading information. Some states are developing their own regulations that impact the testing and design of autonomous vehicles. This patchwork approach without federal guidance may subject Ford to additional compliance costs. In addition, the demand for these services by consumers is fluctuating as the technology is rolled out in various stages and with mixed industry results.

Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, data protection, and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information. Ford and Ford Credit are subject to laws, rules, guidelines from privacy and other regulators, and regulations in the United States and other countries (such as the European Union’s and the U.K.’s General Data Protection Regulations and the California Consumer Privacy Act) relating to the collection, use, cross-border data transfer, and security of personal information of consumers, employees, or others, including laws that may require Ford or Ford Credit to notify regulators and affected individuals of a data security incident. Existing and newly developed laws and regulations may contain broad definitions of personal information, are subject to change and uncertain interpretations by courts and regulators, and may be inconsistent from state to state or country to country. Accordingly, complying with such laws and regulations may lead to a decline in consumer engagement or cause Ford and/or Ford Credit to incur substantial costs to modify their operations or business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against Ford or Ford Credit in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection, privacy, or artificial intelligence requirements. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks. Further, any unauthorized release of personal information could harm Ford and/or Ford Credit’s reputation, disrupt their businesses, cause them to expend significant resources, and lead to a loss of consumer confidence resulting in an adverse impact on Ford and/or Ford Credit’s business and/or consumers deciding to withhold or withdraw consent for Ford or Ford Credit’s collection or use of data.

Item 1A. Risk Factors (Continued)
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

ITEM 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

While no organization can eliminate cybersecurity risk entirely, we devote significant resources to our security program that we believe is reasonably designed to mitigate our cybersecurity and information technology risk. Our efforts focus on protecting and enhancing the security of our information systems, software, networks, and other assets. These efforts are designed to protect against, and mitigate the effects of, among other things, cybersecurity incidents where unauthorized parties attempt to access confidential, sensitive, or personal information; potentially hold such information for ransom; destroy data; disrupt or degrade service or our operations; sabotage systems; or otherwise cause harm to Ford and Ford Credit, our customers, suppliers, or dealers, or other key stakeholders. We employ capabilities, processes, and other security measures we believe are designed to reduce and mitigate these risks, and have requirements for our suppliers to do the same. Data safeguard practices of suppliers who process Personally Identifiable Information on our behalf are reviewed annually for compliance with our policies and applicable regulations. Despite having thorough due diligence, onboarding, and cybersecurity assessment processes in place for our suppliers, there can be no assurance that we can prevent the risk of any compromise or failure in the information systems, software, networks, and other assets owned or controlled by our suppliers. When we do become aware that a supplier’s cybersecurity has been compromised, we attempt to mitigate the risk to the Company, including, if appropriate and feasible, by terminating the supplier’s connection to our information systems. Notwithstanding our efforts to mitigate any such risk, there can be no assurance that the compromise or failure of supplier information systems, technology assets, or cybersecurity programs would not have an adverse effect on the security of the Company’s information systems.

In an effort to effectively prevent, detect, and respond to cybersecurity threats, we employ a multi-layered cybersecurity risk management program supervised by Ford’s Chief Information Security Officer, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, architecture, and processes. The team provides cybersecurity services for Ford and its affiliates, including Ford Credit. The services provided to Ford Credit and its affiliates are governed by appropriate service agreements with Ford. Local regional teams and designated responsible individuals work with the enterprise-wide team to provide cybersecurity-related services in compliance with local requirements. The team’s responsibility includes identifying, considering, and assessing potentially material cybersecurity incidents on an ongoing basis, establishing processes designed to prevent and monitor potential cybersecurity risks, implementing mitigation and remedial measures, and maintaining the cybersecurity program. To do so, the program leverages both internal and external techniques and expertise. Internally, among other things, we perform penetration tests, internal tests/code reviews, and simulations using cybersecurity professionals (often referred to as “white hackers” or a “Red Team”) to assess vulnerabilities in our information systems and evaluate our cyber defense capabilities. We also perform phishing and social engineering simulations with, and provide cybersecurity training for, personnel with Company email and access to Company assets. On a monthly basis, we disseminate security awareness newsletters to employees to highlight emerging or urgent cybersecurity threats and best practices. Externally, we monitor notifications from the U.S. Computer Emergency Readiness Team (“CERT”) and various Information Sharing and Analysis Centers (each an “ISAC”); review customer, media, and third-party cybersecurity reports; and offer bounties to responsible third-parties who notify us of vulnerabilities they are able to detect in our cyber defenses (commonly referred to as a “Bug Bounty”). Our capabilities, processes, and other security measures also include, without limitation:

•Security Information and Event Management (“SIEM”) software, which provides a threat detection, compliance, and security incident management system;
•Endpoint Detection and Response (“EDR”) software, which monitors for malicious activities on external-facing endpoints (e.g., Windows workstations, servers, MAC clients, and Linux endpoints);
•Cloud monitoring, running on primary public and private cloud environments; and
•Disaster recovery and incident response plans, including a ransomware response plan.

We invest in enhancing our cybersecurity capabilities and strengthening our partnerships with appropriate business partners, service partners, and government and law enforcement agencies to understand the range of cybersecurity risks in the operating environment, enhance defenses, and improve resiliency against cybersecurity threats. Additionally, Ford is a member of the Financial Services and Information Technology ISACs and both a founding member and board member of the Automotive ISAC. Ford’s membership with these industry cybersecurity groups assists in the efforts to protect Ford and Ford Credit against both enterprise and in-vehicle security risks.

Ford and Ford Credit’s global cybersecurity incident response is overseen by Ford’s Chief Information Security Officer. Ford’s Chief Information Security Officer has served in that role for over 6 years and has over a decade of engineering and operations expertise with cybersecurity technologies and services. He was appointed in 2022 by the Ford Credit Board as Ford Credit’s “Qualified Individual” under the Federal Trade Commission Safeguards Rule, and is responsible for overseeing and implementing Ford Credit’s information security program and enforcing it. Ford Credit’s Chief Technology Officer is Ford Credit’s senior member responsible for direction and oversight of the Qualified Individual. Ford’s Chief Information Security Officer also reports to Ford Motor Company’s Chief Enterprise Technology Officer, who has spent over two decades leading digital and technology organizations at both enterprise software companies and Fortune 50 enterprises. Ford’s Chief Enterprise Technology Officer reports directly to Ford’s Chief Executive Officer.

When a cybersecurity threat or incident is identified, our policy is to review and triage the threat or incident, and to then manage it to conclusion in accordance with our cybersecurity incident response processes. When a cybersecurity incident is determined to be significant, it is addressed by management committees using processes that leverage subject-matter expertise from across Ford and Ford Credit. Further, we engage third-party advisors, from time to time, as part of our incident management processes. All cybersecurity incidents that are identified as reasonably having the potential to be highly significant to Ford and Ford Credit are brought to the attention of Ford’s Chief Enterprise Technology Officer and General Counsel by Ford’s Chief Information Security Officer as part of the Company’s cybersecurity incident response processes.

Cybersecurity risk management is an integral part of Ford Credit’s overall enterprise risk management program. As part of its enterprise risk management efforts, the Ford Credit Board meets with senior management to assess and respond to critical business risks. Critical enterprise risks are assessed by senior management annually and discussed with the Ford Credit Board. Once identified, each of the risks viewed as most significant is assigned an executive risk owner who is responsible to oversee risk assessment, develop and implement mitigation plans, and provide regular updates to the Board (and/or Board committee assigned to the risk). Cybersecurity threats have been and continue to be identified as one of the Company’s top risks, with Ford Credit’s Chief Technology Officer assigned as the executive risk owner. Ford Credit’s Board is responsible for the oversight of cybersecurity and information technology risks, and Ford Credit’s preparedness for these risks.

As part of its oversight responsibilities, the Ford Credit Board receives annual cybersecurity updates from Ford’s Chief Information Security Officer. The annual review includes oversight of cybersecurity practices, cyber risks, and risk management processes, such as updates to Ford Credit’s cybersecurity programs and mitigation strategies, and other cybersecurity developments. In addition, Ford Credit’s Compliance Committee reviews at least annually Ford Credit’s cybersecurity programs, and the Ford Credit Audit Committee receives updates on Ford Credit’s cybersecurity initiatives and information technology internal controls. In addition to these regular updates, as part of Ford Credit’s incident response processes, Ford Credit’s Chief Technology Officer, in collaboration with Ford Credit’s Qualified Individual and Chief Compliance Officer, provides updates on certain cybersecurity incidents to Ford Credit’s Compliance Committee and, in some cases, the Ford Credit Board of Directors. In the event Ford Credit determines it has experienced a material cybersecurity incident, Ford Credit’s Audit Committee and Chief Compliance Officer are notified about the incident in advance of filing a Current Report on Form 8-K.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, we, our suppliers, and our dealers are the target of cybersecurity incidents, and such threats are continuing and evolving, which may cause cybersecurity incidents to be more difficult to detect for periods of time. Our networks and Ford’s in-vehicle systems, sharing similar architectures, could also be impacted by, or a cybersecurity incident may result from, the negligence or misconduct of insiders or third parties who have access to these networks and systems. A cybersecurity incident could harm our reputation, cause customers to lose trust in our security measures, and/or subject us to regulatory actions or litigation, which may result in fines, penalties, judgments, or injunctions, and a cybersecurity incident involving us or one of our suppliers could impact our business strategy, results of operations, financial condition, or our reputation. For additional information, see “Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford and Ford Credit as well as their suppliers and dealers” on page 15.

ITEM 2. Properties.

We own our world headquarters in Dearborn, Michigan. Most of our automotive finance operations are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2023, our total future rental commitment under leases of real property was $61 million.

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

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2023, with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, or liquidity. At this time, we have no legal proceedings arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1,000,000.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2023 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2023, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2023, and there is no market for our Shares. We paid cash distributions to our parent of $2.1 billion in 2022. No cash distributions were paid to our parent in 2023.

ITEM 6. [Reserved.]

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Pricing Pressure

Despite vehicle pricing remaining elevated over the last year due to strong demand, supply shortages, and inflationary costs, we have already observed moderation in the rate of new and used vehicle price increases as auto production recovers from the semiconductor shortage, but it is unclear whether prices will decline fully to pre-COVID-19 pandemic levels. Over the long term, intense competition and excess capacity are likely to put downward pressure on inflation-adjusted prices for similarly-contented vehicles and contribute to a challenging pricing environment for the automotive industry in most major markets. For the past several decades, manufacturers typically have offered price discounts and other marketing incentives to provide value for customers and maintain market share and production levels, and we saw some of these actions resume in 2023 with more expected in 2024 as industry production and inventories improve. Marketing incentives on new vehicles can result in higher or lower financing share and could affect the value of returned lease vehicles.

Inflation and Interest Rates

Ford continues to see near-term impacts on its business due to inflation, including ongoing global price pressures in the wake of geopolitical volatility, driving up energy prices, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to have peaked, as gasoline and natural gas prices recede from the latest spike, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business. At Ford Credit, rising interest rates may impact our ability to source funding and offer financing at competitive rates, which could reduce our financing margin.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Definitions and Information Regarding Causal Factors

In general, we measure period-over-period changes in earnings before taxes (“EBT”) using the causal factors listed below:

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
◦Financing margin variance is the period-over-period change in financing margin yield multiplied by the present period average net receivables excluding the allowance for credit losses at prior period exchange rates. This calculation is performed at the product and country level and then aggregated. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average net receivables excluding the allowance for credit losses for the same period.
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

In addition, the following definitions and calculations apply to the charts contained in Item 7 of this Report:

•    Cash (as shown in the Funding and Liquidity section) – Cash and cash equivalents, Marketable securities, and restricted cash reported on Ford Credit’s consolidated balance sheets, excluding amounts related to insurance activities.

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

•    Earnings Before Taxes – Reflects Income before income taxes as reported on our consolidated income statements.

•    Loss-to-Receivables (“LTR”) Ratio (as shown in the Credit Loss tables) – LTR ratio is calculated using net charge-offs divided by average finance receivables, excluding unearned interest supplements and the allowance for credit losses.

•    Reserve as a % of EOP Receivables Ratio (as shown in the Credit Loss tables) – The reserve as a percentage of EOP receivables ratio is calculated as the credit loss reserve amount, divided by end of period (“EOP”) finance receivables, excluding unearned interest supplements and the allowance for credit losses.

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

Key Metrics

The following table shows our full year 2023 key metrics compared with full year 2022:

	Full Year
GAAP Financial Measures	2022	2023	H / (L)
Total net receivables ($B)	$122.3	$133.2	$10.9
Loss-to-receivables (bps) (a)	14	35	21
Auction values (b)	$32,410	$30,005	(7)%
EBT ($M)	$2,437	$1,322	$(1,115)
ROE (%)	16.4%	10.6%	(5.8) ppts

Other Balance Sheet Metrics
Debt ($B)	$119.0	$129.3	9%
Net liquidity ($B)	$21.1	$25.7	22%
Financial statement leverage (to 1)	10.0	9.7	(0.3)
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at full year 2023 mix.

Full Year 2023 Compared with Full Year 2022

The following table shows the factors that contributed to the full year 2023 EBT (in millions):

Change in EBT by Causal Factor
Full year 2022 EBT	$2,437
Volume / mix	153
Financing margin	(493)
Credit loss	(239)
Lease residual	(466)
Exchange	18
Other	(88)
Full year 2023 EBT	$1,322

Our 2023 EBT of $1,322 million was $1,115 million lower than a year ago, explained primarily by lower financing margin driven by higher borrowing costs, non-recurrence of supplemental depreciation and credit loss reserve releases, lower lease residual performance, unfavorable derivative market valuation, and higher credit losses, partially offset by the non-recurrence of South America restructuring losses. Total net receivables at December 31, 2023 were $10.9 billion higher than a year ago, primarily reflecting higher consumer and non-consumer financing and currency exchange rates, partially offset by fewer operating leases. Consumer credit metrics continue to normalize from historic lows, with the loss-to-receivables ratio at 35 basis points, 21 basis points higher than a year ago. United States auction values were down 7% compared with 2022. ROE was 10.6%, 5.8 percentage points lower than a year ago, primarily reflecting lower EBT.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. At December 31, 2023, we had $25.7 billion in net liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for full year 2022 and 2023 are shown below (in millions):

	Full Year
	2022	2023	H / (L)
Results
United States and Canada segment	$2,094	$1,114	$(980)
Europe segment	314	306	(8)
All Other segment	(138)	75	213
Total segments	$2,270	$1,495	$(775)
Unallocated Other	167	(173)	(340)
Earnings before taxes	$2,437	$1,322	$(1,115)
(Provision for)/Benefit from income taxes (a)	(448)	2	(450)
Net Income	$1,989	$1,324	$(665)
__________
(a)Our 2023 (Provision for)/Benefit from income taxes reflects a benefit of $343 million associated with legal entity restructuring actions within our leasing operations.

For additional information, see Note 15 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment EBT of $1,114 million for full year 2023 was $980 million lower than 2022, explained primarily by lower financing margin driven by higher borrowing costs, non-recurrence of supplemental depreciation and credit loss reserve releases, lower lease residual performance, and higher credit losses.

Europe Segment

The Europe segment EBT of $306 million for full year 2023 was $8 million lower than 2022, explained primarily by non-recurrence of residual gains, higher operating costs primarily relating to restructuring, and lower credit loss reserve releases, partially offset by favorable changes in wholesale volumes and financing margin.

All Other Segment

The All Other segment EBT of $75 million for full year 2023 was $213 million higher than 2022, explained primarily by the non-recurrence of South America restructuring losses. For additional information on our restructuring in South America, refer to Note 12 of our Notes to the Financial Statements.

Unallocated Other

The Unallocated Other was a $173 million loss for full year 2023, a $340 million deterioration from 2022, primarily reflecting negative derivative market valuation adjustments in 2023, and non-recurrence of positive derivative market valuation adjustments in prior year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations - 2022

The following chart shows our full year 2022 key metrics compared with full year 2021:

	Full Year
GAAP Financial Measures	2021	2022	H / (L)
Total net receivables ($B)	$117.5	$122.3	$4.8
Loss-to-receivables (bps) (a)	6	14	8
Auction values (b)	$30,785	$32,410	5%
EBT ($M)	$4,731	$2,437	$(2,294)
ROE (%)	32.4%	16.4%	(16.0) ppts

Other Balance Sheet Metrics
Debt ($B)	$117.7	$119.0	1%
Net liquidity ($B)	$32.1	$21.1	(34)%
Financial statement leverage (to 1)	9.5	10.0	0.5
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at full year 2023 mix.

Full Year 2022 Compared with Full Year 2021

The following table shows the factors that contributed to the full year 2022 EBT (in millions):

Change in EBT by Causal Factor
Full year 2021 EBT	$4,731
Volume / mix	(218)
Financing margin	(600)
Credit loss	(348)
Lease residual	(907)
Exchange	(25)
Other	(196)
Full year 2022 EBT	$2,437

Our 2022 EBT of $2,437 million was $2,294 million lower than 2021, explained primarily by lower credit loss and lease residual reserve releases, lower financing margin driven by higher borrowing costs, lower lease return rates, and higher restructuring costs, which is included in Other. Total net receivables at December 31, 2022 were $4.8 billion higher than December 31, 2021, primarily reflecting higher non-consumer financing, partially offset by fewer operating leases, lower consumer financing, and currency exchange rates. Consumer credit metrics were healthy and stable in the United States, with the loss-to-receivables ratio at 14 basis points, 8 basis points higher than the prior year. United States auction values were up 5% compared with 2021. ROE was 16.4%, 16.0 percentage points lower than 2021, primarily reflecting lower EBT.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. At December 31, 2022, we had $21.1 billion in net liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results - 2022

Results of operations by segment and Unallocated Other for full year 2021 and 2022 are shown below (in millions):

	Full Year
	2021	2022	H / (L)
Results
United States and Canada segment	$4,317	$2,094	$(2,223)
Europe segment	281	314	33
All Other segment	146	(138)	(284)
Total segments	$4,744	$2,270	$(2,474)
Unallocated Other	(13)	167	180
Earnings before taxes	$4,731	$2,437	$(2,294)
(Provision for)/Benefit from income taxes	(210)	(448)	238
Net Income	$4,521	$1,989	$(2,532)

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	For the Years Ended December 31,
	2021	2022	2023
Share of Ford and Lincoln Sales (a)
United States	48%	41%	51%
Canada	70	73	71
United Kingdom	33	36	33
Germany	39	35	35
China	44	45	37

Wholesale Share
United States	72%	73%	71%
United Kingdom	100	100	100
Germany	91	92	88
China	66	67	70

Contract Placement Volume - New and Used (000)
United States	749	664	826
Canada	131	138	123
United Kingdom	81	93	87
Germany	69	60	61
China	146	130	97
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet.

United States contract placement volumes in 2023 were higher than a year ago, reflecting higher Ford Credit share and Ford deliveries. Canada contract placement volumes in 2023 were lower than a year ago, reflecting lower Ford Credit share. United Kingdom contract placement volumes in 2023 were down, driven by lower Ford Credit share, partially offset by higher Ford deliveries. China contract placement volumes in 2023 were lower than a year ago, reflecting lower Ford deliveries and Ford Credit share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	For the Years Ended December 31,
Net Receivables	2021	2022	2023
United States and Canada Segment
Consumer financing	$55.6	$55.8	$62.2
Non-Consumer financing	13.7	21.4	25.4
Net investment in operating leases	25.0	21.7	20.1
Total United States and Canada Segment	$94.3	$98.9	$107.7

Europe Segment
Consumer financing	$12.7	$11.0	$11.7
Non-Consumer financing	4.7	7.3	8.3
Net investment in operating leases	0.2	0.1	0.3
Total Europe Segment	$17.6	$18.4	$20.3

All Other Segment
Consumer financing	$4.3	$3.9	$3.6
Non-Consumer financing	1.3	1.1	1.6
Net investment in operating leases	—	—	—
Total All Other Segment	$5.6	$5.0	$5.2

Total net receivables	$117.5	$122.3	$133.2

At December 31, 2021, 2022, and 2023, total net receivables includes consumer receivables before allowance for credit losses of $39.0 billion, $43.9 billion, and $46.0 billion, respectively, and non-consumer receivables before allowance for credit losses of $12.0 billion, $18.2 billion, and $21.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2021, 2022, and 2023, total net receivables includes net investment in operating leases of $7.5 billion, $12.5 billion, and $11.2 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at December 31, 2023 were $10.9 billion higher compared with December 31, 2022, primarily resulting from higher consumer and non-consumer financing and currency exchange rates, partially offset by fewer operating leases.

Our operating lease portfolio was 15% of total net receivables at December 31, 2023. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

	2021	2022	2023
Origination Metrics
Retail & lease average placement FICO	750	747	756
Retail & lease higher risk portfolio mix	5%	5%	4%
Retail greater than or equal to 84 months placement mix	4%	7%	8%
Retail average placement term (months)	63	63	63

The 2023 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 4% of our portfolio and has been stable for over 15 years.

In 2023, our average retail financing placement term was unchanged compared with a year ago. Retail financing contracts of 84 months and longer increased by 1 percentage point compared with a year ago and continue to be a small part of our business. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 69% of our worldwide consumer finance receivables at December 31, 2023.

	2021	2022	2023
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.11%	0.15%	0.18%
Repossessions (000)	14	14	16
Repossession ratio	0.74%	0.74%	0.85%
Loss severity (000) (a)	$8.5	$9.0	$12.2
Net charge-offs ($M)	$28	$67	$184
LTR ratio (b)	0.06%	0.14%	0.35%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Delinquencies have normalized to pre-pandemic levels. While increasing from a year ago, repossessions, net charge-offs, and LTR ratio continue to be low by historical standards. Loss severity increased from a year ago, reflecting higher average amount financed as well as lower auction values. While credit performance has remained strong, inflationary pressure and high interest rates have caused economic uncertainty which we expect will have an unfavorable impact on our future retail credit losses.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	2021	2022	2023
Net charge-offs ($M)	$65	$109	$252
LTR ratio (a)	0.07%	0.11%	0.24%
Credit loss reserve ($M)	$925	$845	$882
Reserve as percent of EOP Receivables (a)	0.96%	0.82%	0.75%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in 2023 increased from a year ago, reflecting normalization from extraordinarily low levels.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. The credit loss reserve at December 31, 2023 was higher than a year ago, driven by an increase in finance receivables, partially offset by the impact of an improved U.S. economic outlook. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 76% of our total net investment in operating leases at December 31, 2023.

	2021	2022	2023
Lease Share of Retail Sales
Ford Credit	15%	12%	12%
Industry (a)	20%	17%	20%

Placement Volume (000)
24-Month	48	43	34
36-Month	141	95	108
39-Month / other	28	26	34
Total	217	164	176

Residual Performance
Return rates	34%	12%	27%
Return volume (000)	124	39	74
Off-lease auction values (b)	$30,785	$32,410	$30,005
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values at 2023 mix.

Our United States operating lease share of retail sales in 2023 was unchanged compared to a year ago and remains below the industry, reflecting the Ford sales mix.

Our total 2023 lease placement volume was up compared with a year ago, reflecting higher Ford sales.

Lease return rates and return volume in 2023 were higher than a year ago, reflecting the impact of lower off-lease auction values. Our 2023 36-month off-lease auction values were down 7% from the prior year. We are planning for full-year 2024 auction values to decrease as vehicle availability continues to improve. We expect return rates to increase as auction values decline.

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

The following rating actions were taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023:

•On October 30, 2023, S&P upgraded the credit ratings for Ford Credit to BBB- from BB+ and revised the outlook to stable from positive.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets. We continue to have robust access to capital markets, and ended 2023 with $25.7 billion of liquidity, up $4.6 billion from 2022.

Key elements of our funding strategy include:

•Maintain strong liquidity and funding diversity;
•Prudently access public markets;
•Continue to leverage retail deposits in Europe;
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

We obtain unsecured funding from the sale of demand notes under our Ford Interest Advantage program and through retail deposit programs at FCE and Ford Bank. At December 31, 2023, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, and FCE and Ford Bank deposits was $17.2 billion. We maintain multiple sources of readily available liquidity to fund the payment of our unsecured short-term debt obligations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

The following table shows funding for our net receivables (in billions):

Funding Structure	December 31, 2021	December 31, 2022	December 31, 2023
Term unsecured debt	$59.4	$48.3	$54.1
Term asset-backed securities	45.4	56.4	58.0
Retail deposits/Ford Interest Advantage	12.9	14.3	17.2
Other	(0.1)	2.7	1.4
Equity	12.4	11.9	13.4
Adjustments for cash	(12.5)	(11.3)	(10.9)
Total Net Receivables	$117.5	$122.3	$133.2

Securitized Funding as a percent of Total Debt	38.5%	47.4%	44.9%

Net receivables of $133.2 billion at December 31, 2023, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 44.9% at December 31, 2023.

Public Term Funding Plan

The following table shows our issuances for full year 2021, 2022, and 2023, and planned issuances for full year 2024, excluding short-term funding programs (in billions):

	2021 Actual	2022 Actual	2023 Actual	2024 Forecast
Unsecured	$5	$6	$14	$ 14 - 17
Securitizations	9	10	14	13 - 16
Total public	$14	$16	$28	$ 27 - 33

In 2023, we completed $28 billion of public term funding. For 2024, we project full-year public term funding in the range of $27 billion to $33 billion. Through February 5, 2024, we completed $5 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	December 31, 2021	December 31, 2022	December 31, 2023
Liquidity Sources
Cash	$12.5	$11.3	$10.9
Committed asset-backed facilities	37.1	37.4	42.9
Other unsecured credit facilities	2.7	2.3	2.4
Total liquidity sources	$52.3	$51.0	$56.2

Utilization of Liquidity
Securitization and restricted cash	$(3.9)	$(2.9)	$(2.8)
Committed asset-backed facilities	(12.5)	(26.6)	(27.5)
Other unsecured credit facilities	(1.0)	(0.8)	(0.4)
Total utilization of liquidity	$(17.4)	$(30.3)	$(30.7)

Gross liquidity	$34.9	$20.7	$25.5
Other adjustments	(2.8)	0.4	0.2
Net liquidity available for use	$32.1	$21.1	$25.7

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At December 31, 2023, our net liquidity available for use was $25.7 billion, $4.6 billion higher than year-end 2022, reflecting strong access to public funding markets and the addition of $5.5 billion in committed asset-backed capacity. At December 31, 2023, our liquidity sources totaled $56.2 billion, up $5.2 billion from year-end 2022.

Cash.  At December 31, 2023, our cash totaled $10.9 billion compared with $11.3 billion at year-end 2022.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $2.9 billion and $2.8 billion at December 31, 2022 and 2023, respectively.

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

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheets and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2023 are shown below (in millions):

	Payments Due by Period
	2024	2025 - 2026	2027 - 2028	2029 and Thereafter	Total
On-balance sheet
Long-term debt (a)	$30,606	$53,650	$18,756	$9,103	$112,115
Interest payments relating to long-term debt	4,709	5,163	2,135	992	12,999
Operating lease	19	26	11	5	61
Off-balance sheet
Purchase obligations	12	45	58	—	115
Total	$35,346	$58,884	$20,960	$10,100	$125,290
__________
(a) Excludes unamortized discounts, unamortized issuance costs, and fair value adjustments.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Committed Capacity. At December 31, 2023, our committed capacity totaled $45.3 billion, compared with $39.7 billion at December 31, 2022. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $42.9 billion ($24.9 billion of retail financing, $9.6 billion of wholesale financing, and $8.4 billion of operating leases) at December 31, 2023. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $14.5 billion having maturities within the next twelve months and the remaining balance having maturities through third quarter 2026. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2023, $27.5 billion of these commitments were in use and we had $0.3 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
As of December 31, 2023, Ford Bank had liquidity of €342 million (equivalent to $378 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At December 31, 2023, we and our subsidiaries had $2.4 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At December 31, 2023, $2.0 billion was available for use.

At December 31, 2023, all £685 million (equivalent to $872 million) was available for use under FCE’s syndicated credit facility (the “FCE Credit Agreement”) and all €210 million (equivalent to $232 million) was available for use under Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2026.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. In addition, both the FCE Credit Agreement and the Ford Bank Credit Agreement include certain sustainability-linked targets, pursuant to which the applicable margin may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions. Ford outperformed the 2022 targets for all three of the sustainability-linked metrics, which favorably impacted pricing on the FCE Credit Agreement and the Ford Bank Credit Agreement beginning in the third quarter of 2023.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	2024	2025	2026	2027 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$76	$104	$126	$149
Total debt (b)	61	88	105	131
Memo: Unsecured long-term debt maturities	12	13	11	21
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond 2024. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of December 31, 2023, we had $149 billion of assets, $68 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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

Selection of Assets, Enhancements, and Retained Interests

In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction. For example, for securitization transactions of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing (e.g., when the obligor is not more than 30-days delinquent or bankrupt). Subject to regulatory or rating agency requirements, and investor demand, it is our preferred practice to satisfy the applicable eligibility criteria by randomly selecting the assets to be included in a particular securitization from our entire portfolio of assets.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We generally have no obligation to repurchase or replace any securitized asset that becomes delinquent in payment or otherwise is in default. As the seller and servicer of the securitized assets and as the administrator of the securitization SPE, we are obligated to provide certain kinds of support to our securitization transactions, which are customary in the securitization industry. These obligations include performing administrative duties for the SPE and some transaction parties, indemnifications, repurchase obligations on assets that do not meet representations or warranties on eligibility criteria or that have been materially modified, the mandatory sale of additional assets in some revolving transactions, the payment or reimbursement of transaction party expenses, and, in some cases, servicer advances of certain amounts. Securitization investors have no recourse to us or our other assets other than as provided above and have no right to require us to repurchase the asset-backed securities. We generally have no obligation to provide liquidity or contribute cash or additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short-term or long-term debt. We do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2022			2023
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)
Finance Receivables
United States and Canada Segment
Retail financing	$1.7	$37.5	$33.4	$1.7	$38.9	$34.7
Wholesale financing	0.2	15.9	10.0	0.2	18.3	11.1
Total United States and Canada Segment	1.9	53.4	43.4	1.9	57.2	45.8
Europe Segment
Retail financing	0.3	5.3	3.0	0.3	6.1	3.1
Wholesale financing	—	1.9	0.8	—	2.2	0.7
Total Europe Segment	0.3	7.2	3.8	0.3	8.3	3.8
All Other Segment
Retail financing	—	1.1	0.9	—	1.0	0.7
Wholesale financing	—	0.4	0.1	—	0.8	0.2
Total All Other Segment	—	1.5	1.0	—	1.8	0.9
Total finance receivables	2.2	62.1	48.2	2.2	67.3	50.5
Net investment in operating leases	0.6	12.5	8.2	0.5	11.2	7.5
Total on-balance sheet arrangements	$2.8	$74.6	$56.4	$2.7	$78.5	$58.0
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

The following table shows the calculation of our financial statement leverage (in billions):

	December 31, 2021	December 31, 2022	December 31, 2023
Leverage Calculation
Debt	$117.7	$119.0	$129.3
Equity	$12.4	$11.9	$13.4
Financial statement leverage (to 1)	9.5	10	9.7

We plan our financial statement leverage by considering market conditions and the risk characteristics of our business. At December 31, 2023, our financial statement leverage was 9.7:1. We target financial statement leverage in the range of 9:1 to 10:1.

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

Management has discussed the development and selection of these critical accounting estimates with Ford’s and our audit committees.

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

Sensitivity Analysis. Changes in the probability of default and loss given default assumptions would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our United States Ford and Lincoln retail financing is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease)
Probability of default (lifetime)	+ / - 100	$230/(230)
Loss given default	+ / - 100	$10/(10)

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

Assumption	Basis Point Change	Increase/(Decrease)
Future auction values	+ / - 100	$(20)/20
Return volumes	+ / - 100	$5/(5)

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

Outlook

We expect full year 2024 EBT to be about $1.5 billion.

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

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to acquire key components or raw materials, such as lithium, cobalt, nickel, graphite, and manganese, can disrupt Ford’s production of vehicles;
•To facilitate access to the raw materials and other components necessary for the production of electric vehicles, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast;
•Ford’s long-term competitiveness depends on the successful execution of Ford+;
•Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of Ford’s vehicles and services could continue to have an adverse effect on Ford’s business;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or business strategies;
•Ford may not realize the anticipated benefits of restructuring actions and such actions may cause Ford to incur significant charges, disrupt its operations, or harm its reputation;
•Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford and Ford Credit as well as their suppliers and dealers;
•Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, public health issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors;
•Failure to develop and deploy secure digital services that appeal to customers could have a negative impact on Ford’s business;
•Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;
•Ford’s ability to attract, develop, grow, and reward talent is critical to its success and competitiveness;
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
•With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events;
•Industry sales volume can be volatile and could decline if there is a financial crisis, recession, public health emergency, or significant geopolitical event;
•Ford may face increased price competition or a reduction in demand for its products resulting from industry excess capacity, currency fluctuations, competitive actions, or other factors, particularly for electric vehicles;
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
•Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, data protection, and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information; and
•Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Overview

We are exposed to a variety of risks in the normal course of our business. Our financial condition depends on the extent to which we effectively identify, assess, monitor, and manage these risks. The principal types of risk to our business include:

•Market risk – the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;
•Counterparty risk – the possibility that a counterparty may default on a derivative contract or investment;
•Credit risk – the possibility of loss from a customer’s failure to make payments according to contract terms;
•Residual risk – the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;
•Liquidity risk – the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and
•Operating risk – the possibility of: errors relating to transaction processing and systems; actions that could result in compliance deficiencies with regulatory standards or contractual obligations; and fraud by our employees or third parties.

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

Our strategies to manage market risks are approved by our Asset-Liability Committee (“ALCO”) and the Ford Global Risk Management Committee (“GRMC”). The ALCO is co-chaired by our Chief Financial Officer and the Treasurer of Ford. The GRMC is chaired by the Chief Financial Officer of Ford.

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

Pre-Tax Cash Flow Sensitivity	2022	2023
One percentage point instantaneous increase in interest rates	$127	$78
One percentage point instantaneous decrease in interest rates	(127)	(78)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk. Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2023 is insignificant.

Derivative Notional Values

The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2022	2023
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps, including basis swaps	$23	$28
Pay-floating, receive-fixed, excluding securitization swaps	29	32
Securitization swaps	28	26
Total interest rate derivatives	80	86

Other derivatives
Cross-currency swaps	8	9
Foreign currency forwards	4	10
Total notional value	$92	$105

Derivative Fair Values

The net fair value of our derivative financial instruments was a liability of $2,039 million and a liability of $1,323 million at December 31, 2022 and 2023, respectively. For additional information regarding our derivatives, see Note 7 of our Notes to the Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data.

Our Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the accompanying Notes that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page 67 immediately following the signature pages of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Marion B. Harris, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2023, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP (“PwC”) (PCAOB ID 238), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2022	2023
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$10.4	$10.1
Audit-related fees - for support of funding transactions, due diligence for mergers, acquisitions and divestitures, attestation services, internal control reviews, and assistance with interpretation of accounting standards	1.9	2.3
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to mergers, acquisitions and divestitures	0.5	0.3
All other fees - for support in business and regulatory reviews and research analysis regarding new strategies	—	—
Total fees	$12.8	$12.7

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

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statements for the Years Ended December 31, 2021, 2022, and 2023

•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2022, and 2023

•Consolidated Balance Sheets at December 31, 2022 and 2023

•Consolidated Statements of Shareholder’s Interest for the Years Ended December 31, 2021, 2022, and 2023

•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2022, and 2023

•Notes to the Financial Statements

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 67 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Consolidated Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.
Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.
Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.
Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.
Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.
Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.
Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-B	Form of Indenture dated as of March 16, 2015 between Ford Motor Credit Company LLC and The Bank of New York Mellon relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company LLC Registration Statement No. 333-202789 and incorporated by reference herein.
Exhibit 4-C	Description of Securities.	Filed with this Report.
Exhibit 10-A	Third Amended and Restated Relationship Agreement dated as of April 27, 2022 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-B	Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-C	Second Amended and Restated Tax Sharing Agreement Between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference. File No. 1-6368.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Designation	Description	Method of Filing

Exhibit 97	Ford Motor Credit Company Financial Statement Compensation Recoupment Policy	Filed with this Report.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and Executive Vice President, Strategy

Date:	February 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

MARION B. HARRIS*	Director, Chair of the Board, President and Chief Executive Officer (principal executive officer)	February 6, 2024
Marion B. Harris

DAVID W. MCCLELLAND*	Director and Audit Committee Member	February 6, 2024
David W. McClelland

MICHAEL AMEND*	Director and Audit Committee Member	February 6, 2024
Michael Amend

DAVID A. WEBB*	Director and Chairman of the Audit Committee	February 6, 2024
David A. Webb

GEOFFREY W. MCLELLAN*	Director, Executive Vice President, Chief Risk Officer	February 6, 2024
Geoffrey W. McLellan

ELIANE S. OKAMURA*	Director, Chief Financial Officer, Treasurer, and Executive Vice President, Strategy (principal financial officer and principal accounting officer)	February 6, 2024
Eliane S. Okamura

* By /s/ CLAIRE B. ZIEGELER	Attorney-in-Fact	February 6, 2024
Claire B. Ziegeler

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ford Motor Credit Company LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholder's interest and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Consumer Finance Receivables Allowance for Credit Losses

As described in Note 4 to the consolidated financial statements, the Company had consumer finance receivables of $78,392 million, for which a consumer allowance for credit losses of $879 million was recorded as of December 31, 2023. The consumer allowance for credit losses represents management’s estimate of the lifetime expected credit losses inherent in the consumer finance receivables as of the balance sheet date. For consumer receivables that share similar risk characteristics, management estimates the lifetime expected credit losses based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.

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
February 6, 2024
We have served as the Company’s auditor since 1959.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the Years Ended December 31,
	2021	2022	2023
Financing revenue
Operating leases	$5,291	$4,569	$4,105
Retail financing	3,888	3,514	4,236
Dealer financing	774	1,079	2,403
Other financing	46	63	132
Total financing revenue	9,999	9,225	10,876
Depreciation on vehicles subject to operating leases	(1,626)	(2,240)	(2,309)
Interest expense	(2,790)	(3,334)	(6,311)
Net financing margin	5,583	3,651	2,256
Other revenue
Insurance premiums earned (Note 11)	75	75	119
Fee based revenue and other	176	116	124
Total financing margin and other revenue	5,834	3,842	2,499
Expenses
Operating expenses	1,325	1,329	1,360
Provision for/(Benefit from) credit losses (Note 4)	(310)	39	278
Insurance expenses (Note 11)	10	(4)	53
Total expenses	1,025	1,364	1,691

Other income/(loss), net (Note 13)	(78)	(41)	514

Income before income taxes	4,731	2,437	1,322
Provision for/(Benefit from) income taxes (Note 10)	210	448	(2)
Net income	$4,521	$1,989	$1,324

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2021	2022	2023

Net income	$4,521	$1,989	$1,324
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(198)	(558)	188
Reclassification of accumulated foreign currency translation (gains)/losses to net income	(14)	231	—
Comprehensive income	$4,309	$1,662	$1,512

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2022	December 31, 2023
ASSETS
Cash and cash equivalents (Note 3)	$10,393	$10,658
Marketable securities (Note 3)	1,493	789
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	94,090	105,476
Finance leases	6,423	7,347
Total finance receivables, net of allowance for credit losses of $845 and $882 (Note 4)	100,513	112,823
Net investment in operating leases (Note 5)	21,821	20,332
Notes and accounts receivable from affiliated companies	793	845
Derivative financial instruments (Note 7)	987	818
Other assets (Note 8)	2,576	2,940
Total assets	$138,576	$149,205

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,097	$899
Affiliated companies	581	693
Total accounts payable	1,678	1,592
Debt (Note 9)	119,039	129,287
Deferred income taxes	921	337
Derivative financial instruments (Note 7)	3,026	2,141
Other liabilities and deferred revenue (Note 8)	2,035	2,459
Total liabilities	126,699	135,816

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(1,017)	(829)
Retained earnings	7,728	9,052
Shareholder’s interest attributable to Ford Motor Credit Company	11,877	13,389
Shareholder's interest attributable to noncontrolling interests	—	—
Total shareholder’s interest	11,877	13,389
Total liabilities and shareholder’s interest	$138,576	$149,205

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in our consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2022	December 31, 2023
ASSETS
Cash and cash equivalents	$2,274	$2,298
Finance receivables, net	49,142	56,131
Net investment in operating leases	12,545	11,179
Derivative financial instruments	264	90

LIABILITIES
Debt	$45,451	$48,177
Derivative financial instruments	2	45

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest	Shareholder’s Interest Attributable to Non-controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2020	$5,227	$(478)	$10,818	$15,567	$—	$15,567
Net income	—	—	4,521	4,521	—	4,521
Other comprehensive income/(loss), net of tax	—	(212)	—	(212)	—	(212)
Distributions declared	—	—	(7,500)	(7,500)	—	(7,500)
Other (Note 12)	—	—	—	—	22	22
Balance at December 31, 2021	$5,227	$(690)	$7,839	$12,376	$22	$12,398
Net income	—	—	1,989	1,989	—	1,989
Other comprehensive income/(loss), net of tax	—	(327)	—	(327)	—	(327)
Distributions declared	—	—	(2,100)	(2,100)	—	(2,100)
Other (Note 12)	(61)	—	—	(61)	(22)	(83)
Balance at December 31, 2022	$5,166	$(1,017)	$7,728	$11,877	$—	$11,877
Net income	—	—	1,324	1,324	—	1,324
Other comprehensive income/(loss), net of tax	—	188	—	188	—	188
Distributions declared	—	—	—	—	—	—
Balance at December 31, 2023	$5,166	$(829)	$9,052	$13,389	$—	$13,389

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2021	2022	2023
Cash flows from operating activities
Net income	$4,521	$1,989	$1,324
Provision for/(Benefit from) credit losses	(310)	39	278
Depreciation and amortization	2,349	2,872	2,900
Amortization of upfront interest supplements	(2,249)	(1,830)	(1,795)
Net change in deferred income taxes	147	324	(617)
Net change in other assets	522	(497)	(146)
Net change in other liabilities	(185)	360	343
All other operating activities	168	228	43
Net cash provided by/(used in) operating activities	4,963	3,485	2,330

Cash flows from investing activities
Purchases of finance receivables	(35,283)	(35,085)	(41,765)
Principal collections of finance receivables	41,382	36,907	36,343
Purchases of operating lease vehicles	(11,216)	(8,911)	(9,577)
Proceeds from termination of operating lease vehicles	11,469	9,802	8,700
Net change in wholesale receivables and other short-duration receivables	7,693	(10,872)	(4,794)
Purchases of marketable securities and other investments	(8,014)	(3,578)	(2,039)
Proceeds from sales and maturities of marketable securities and other investments	10,676	4,161	2,805
Settlements of derivatives	(17)	184	(145)
All other investing activities	(190)	(91)	(84)
Net cash provided by/(used in) investing activities	16,500	(7,483)	(10,556)

Cash flows from financing activities
Proceeds from issuances of long-term debt	23,101	42,175	51,659
Payments of long-term debt	(44,260)	(41,758)	(41,753)
Net change in short-term debt	3,460	5,375	(1,424)
Cash distributions to parent	(7,500)	(2,100)	—
All other financing activities	(41)	(78)	(139)
Net cash provided by/(used in) financing activities	(25,240)	3,614	8,343

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(128)	(187)	158

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(3,905)	$(571)	$275

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$14,996	$11,091	$10,520
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(3,905)	(571)	275
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$11,091	$10,520	$10,795

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRESENTATION

Principles of Consolidation

For purposes of this report, “Ford Credit,” the “Company,” “we,” “our,” “us,” or similar references mean Ford Motor Credit Company LLC, our consolidated subsidiaries, and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). Our consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We reclassified certain prior period amounts in our consolidated financial statements to conform to the current year presentation.

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

Adoption of New Accounting Standards
Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. Effective January 1, 2023, we adopted the new standard, which eliminates the troubled debt recognition and measurement guidance and requires disclosure of current-period gross charge-offs by year of origination (vintage disclosure). Adoption of the new standard did not have a material impact to our consolidated financial statements or financial statement disclosures.
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

Accounting Standards Issued But Not Yet Adopted

ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued a new accounting standard related to disclosures about a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with retrospective application required. We are assessing the effect on our annual consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the FASB issued a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. We are assessing the effect on our annual consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheets at December 31 (in millions):

	Fair Value Level	2022	2023
Cash and cash equivalents
United States government	1	$1,045	$912
United States government agencies	2	150	625
Non-United States government and agencies	2	199	276
Corporate debt	2	792	101
Total marketable securities classified as cash equivalents		2,186	1,914
Cash, time deposits and money market funds		8,207	8,744
Total cash and cash equivalents		$10,393	$10,658

Marketable securities
United States government	1	$187	$207
United States government agencies	2	221	49
Non-United States government and agencies	2	658	109
Corporate debt	2	266	268
Other marketable securities	2	161	156
Total marketable securities		$1,493	$789

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in our consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2022	December 31, 2023
Cash and cash equivalents	$10,393	$10,658
Restricted cash (a)	127	137
Total cash, cash equivalents, and restricted cash	$10,520	$10,795
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

Non-Consumer Portfolio. Receivables in this portfolio include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•Dealer financing – includes wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, as well as loans to dealers to finance working capital and improvements to dealership facilities, to finance the purchase of dealership real estate, and to finance other dealer programs. Wholesale financing is approximately 97% of our dealer financing.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Finance Receivables, Net

Total finance receivables, net at December 31 were as follows (in millions):

	2022	2023
Consumer
Retail installment contracts, gross	$67,043	$73,943
Finance leases, gross	6,765	7,793
Retail financing, gross	73,808	81,736
Unearned interest supplements from Ford and affiliated companies	(2,305)	(3,344)
Consumer finance receivables	71,503	78,392

Non-Consumer
Dealer financing (a)	28,408	33,377
Other financing (b)	1,447	1,936
Non-Consumer finance receivables	29,855	35,313
Total recorded investment (c)	$101,358	$113,705

Recorded investment in finance receivables	$101,358	$113,705
Allowance for credit losses	(845)	(882)
Total finance receivables, net	$100,513	$112,823

Net finance receivables subject to fair value (d)	$94,090	$105,476
Fair value	91,410	103,937
__________
(a)Includes $9.6 billion and $7.9 billion at December 31, 2022 and 2023, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in transit to the destination dealers. Interest earned from Ford and affiliated companies associated with receivables from gate-released vehicles in transit to dealers for the years ended December 31, 2021, 2022, and 2023 was $97 million, $333 million, and $640 million, respectively. Balances at December 31, 2022 and 2023, also include $764 million and $792 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2021, 2022, and 2023, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide dealer financing was $4 million, $6 million, and $19 million, respectively.
(b)Primarily represents other financing receivables with Ford, which includes amounts associated with purchased receivables and receivables associated with the financing of vehicles that Ford leases to employees. Interest earned from Ford and affiliated companies associated with these other financing receivables totaled $46 million, $63 million, and $132 million for the years ended December 31, 2021, 2022, and 2023, respectively.
(c)Earned interest supplements on consumer and non-consumer receivables from Ford and affiliated companies totaled $2.4 billion, $2.1 billion, and $2.3 billion for the years ended December 31, 2021, 2022, and 2023, respectively. Cash received from interest supplements totaled $1.5 billion, $1.4 billion, and $3.0 billion for the years ended December 31, 2021, 2022, and 2023, respectively.
(d)Net finance receivables subject to fair value exclude finance leases.

At December 31, 2022 and 2023, accrued interest was $187 million and $295 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The amounts contractually due on finance leases at December 31, 2023 were as follows (in millions):

	Finance Lease Receivables
	2024	2025	2026	2027	2028	Thereafter	Total
Contractual maturity	$1,488	$1,686	$1,242	$640	$87	$2	$5,145
Less: Present value discount							358
Total finance lease receivables							$4,787

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net at December 31 is as follows (in millions):

	2022	2023
Finance lease receivables	$4,297	$4,787
Unguaranteed residual assets	2,389	2,910
Initial direct costs	79	96
Finance leases, gross	6,765	7,793
Unearned interest supplements from Ford and affiliated companies	(307)	(408)
Allowance for credit losses	(35)	(38)
Finance leases, net	$6,423	$7,347

Financing revenue from finance leases was $345 million, $303 million, and $381 million for the years ended December 31, 2021, 2022, and 2023, respectively, and is included in Retail financing on our consolidated income statements.

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

The credit quality analysis of consumer receivables at December 31, 2022 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2018	2018	2019	2020	2021	2022	Total	Percent
Consumer
31-60 days past due	$41	$60	$91	$181	$150	$126	$649	0.9%
61-120 days past due	9	12	20	39	40	29	149	0.2
Greater than 120 days past due	9	4	5	7	7	6	38	0.1
Total past due	59	76	116	227	197	161	836	1.2
Current	883	2,564	6,149	13,864	18,382	28,825	70,667	98.8
Total	$942	$2,640	$6,265	$14,091	$18,579	$28,986	$71,503	100.0%

The credit quality analysis of consumer receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31-60 days past due	$40	$49	$130	$125	$187	$159	$690	0.9%
61-120 days past due	9	11	30	37	58	50	195	0.2
Greater than 120 days past due	7	4	7	10	10	5	43	0.1
Total past due	56	64	167	172	255	214	928	1.2
Current	891	2,360	7,395	11,325	20,281	35,212	77,464	98.8
Total	$947	$2,424	$7,562	$11,497	$20,536	$35,426	$78,392	100.0%
Gross charge-offs	$47	$40	$75	$85	$117	$37	$401

Non-Consumer Portfolio. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is typically required when the dealer has sold the vehicle. Each non-consumer lending request is evaluated by considering the borrower’s financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that we consider most significant in predicting a dealer’s ability to meet its financial obligations. We also consider numerous other financial and qualitative factors of the dealer’s operations, including capitalization and leverage, liquidity and cash flow, profitability, and credit history with ourselves and other creditors.

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

The credit quality analysis of dealer financing receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2019	2019	2020	2021	2022	2023	Total	Wholesale Loans	Total	Percent
Group I	$383	$30	$58	$156	$61	$349	$1,037	$29,095	$30,132	90.3%
Group II	16	—	1	3	2	44	66	2,834	2,900	8.7
Group III	—	—	—	—	1	8	9	292	301	0.9
Group IV	—	1	—	—	—	2	3	41	44	0.1
Total (a)	$399	$31	$59	$159	$64	$403	$1,115	$32,262	$33,377	100.0%
Gross charge-offs	$—	$—	$—	$—	$—	$1	$1	$3	$4
__________
(a)Total past due dealer financing receivables at December 31, 2023 were $33 million.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At December 31, 2023, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

Allowance for Credit Losses

The allowance for credit losses represents our estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly.

Adjustments to the allowance for credit losses are made by recording charges to Provision for/(Benefit from) credit losses on our consolidated income statements. The uncollectible portion of a finance receivable is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer or borrower, the value of the collateral, recourse to guarantors, and other factors.

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

Consumer Portfolio

For consumer receivables that share similar risk characteristics such as product type, initial credit risk, term, vintage, geography, and other relevant factors, we estimate the lifetime expected credit loss allowance based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. Probability of default models are developed from internal risk scoring models taking into account the expected probability of payment and time to default, adjusted for macroeconomic outlook and recent performance. The models consider factors such as risk evaluation at the time of origination, historical trends in credit losses, and the composition and recent performance of the present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles). The loss given default is the percentage of the expected balance due at default that is not recoverable, taking into account the expected collateral value and trends in recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies). Monthly exposures are equal to the receivables’ expected outstanding principal and interest balance.

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

Non-Consumer Portfolio
Dealer financing is evaluated on an individual dealer basis by segmenting dealers by risk characteristics (such as the amount of the loans, the nature of the collateral, and the financial status of the dealer) to determine if an individual dealer requires a specific allowance for credit loss. If required, the allowance is based on the present value of the expected future cash flows of the dealer’s receivables discounted at the loans’ original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

For the remaining dealer financing, we estimate an allowance for credit losses on a collective basis.

Wholesale Loans. We estimate the allowance for credit losses for wholesale loans based on historical LTR ratios, expected future cash flows, and the fair value of collateral. For wholesale loans with similar risk characteristics, the allowance for credit losses is estimated on a collective basis using the LTR model and management judgment. The LTR model is based on the most recent years of history. An LTR ratio is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding unearned interest supplements and allowance for credit losses. The average LTR ratio is multiplied by the end-of-period balances, representing the lifetime expected credit loss reserve.

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

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 was as follows (in millions):

	2022			2023
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$903	$22	$925	$838	$7	$845
Charge-offs	(278)	(1)	(279)	(401)	(4)	(405)
Recoveries	165	5	170	151	2	153
Provision for/(Benefit from) credit losses	56	(17)	39	280	(2)	278
Other (a)	(8)	(2)	(10)	11	—	11
Ending balance	$838	$7	$845	$879	$3	$882
_________
(a)Primarily represents amounts related to translation adjustments.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

For the year ended December 31, 2023, the allowance for credit losses increased $37 million driven by an increase in finance receivables, partially offset by the impact of an improved U.S. economic outlook that was reflected in our reserve balance in the fourth quarter of 2023. Net charge-offs increased from a year ago, reflecting normalization from extraordinarily low levels. The impact of inflationary pressure and high interest rates on future credit losses remains uncertain. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. Unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2022 and 2023 was $1.1 billion and $1.3 billion, respectively. Earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating leases for the years ended December 31, 2021, 2022, and 2023 was $1.9 billion, $1.2 billion, and $0.9 billion, respectively. Interest supplements and residual support cash received totaled $1.1 billion, $0.7 billion, and $1.1 billion for the years ended December 31, 2021, 2022, and 2023, respectively.

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

Net investment in operating leases at December 31 was as follows (in millions):

	2022	2023
Vehicles, at cost (a)	$26,055	$24,182
Accumulated depreciation	(4,234)	(3,850)
Net investment in operating leases	$21,821	$20,332
__________
(a)Includes vehicle acquisition costs less interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and deferral method investment tax credits.

We have a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The financing we provide under this agreement is reflected on our balance sheets in Total finance receivables, net. The revenue related to these agreements is reflected in Other financing.

The amounts contractually due on our operating leases at December 31, 2023 were as follows (in millions):

	2024	2025	2026	2027	2028	Total
Operating lease payments	$3,298	$2,175	$996	$192	$11	$6,672

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

We use SPEs to issue asset-backed securities in our securitization transactions. We have deemed most of these SPEs to be VIEs of which we are the primary beneficiary, and therefore, are consolidated. The SPEs are established for the sole purpose of financing the securitized financial assets. The SPEs are generally financed through the issuance of notes or commercial paper into the public or private markets or directly with conduits.

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

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except when representations and warranties about the eligibility of the securitized assets are breached, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to us or our other assets other than as provided above and have no right to require us to repurchase the asset-backed securities. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balance of cash related to these contributions was zero at both December 31, 2022 and 2023, and ranged from zero to $2,850 million during 2022 and from zero to $41 million during 2023.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	2023
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.6	$35.7	$(0.4)	$35.3	$29.1
Wholesale financing	0.2	20.8	—	20.8	11.6
Finance receivables	1.8	56.5	(0.4)	56.1	40.7
Net investment in operating leases	0.5	11.2	—	11.2	7.5
Total VIE	$2.3	$67.7	$(0.4)	$67.3	$48.2

Non-VIE
Retail financing	$0.4	$10.3	$(0.1)	$10.2	$9.4
Wholesale financing	—	0.5	—	0.5	0.4
Finance receivables	0.4	10.8	(0.1)	10.7	9.8
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$10.8	$(0.1)	$10.7	$9.8

Total securitization transactions
Retail financing	$2.0	$46.0	$(0.5)	$45.5	$38.5
Wholesale financing	0.2	21.3	—	21.3	12.0
Finance receivables	2.2	67.3	(0.5)	66.8	50.5
Net investment in operating leases	0.5	11.2	—	11.2	7.5
Total securitization transactions	$2.7	$78.5	$(0.5)	$78.0	$58.0
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance costs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2021	2022	2023
VIE	$829	$1,009	$1,872
Non-VIE	114	267	591
Total securitization transactions	$943	$1,276	$2,463

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

	2022		2023
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$264	$2	$90	$45
Derivatives related to the VIEs	—	121	7	48
Other securitization related derivatives	239	1	90	29
Total exposures related to securitization	$503	$124	$187	$122
Derivative expense/(income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2021	2022	2023
Derivatives of the VIEs	$(34)	$(327)	$25
Derivatives related to the VIEs	15	120	(38)
Other securitization related derivatives	(22)	(259)	(26)
Total derivative expense/(income) related to securitization	$(41)	$(466)	$(39)

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

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. The discount rate used is the relevant benchmark interest rate (e.g., SOFR, SONIA) plus an adjustment for nonperformance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty, considering the master netting agreements and any posted collateral. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2021	2022	2023
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$393	$(45)	$(507)
Fair value changes on hedging instruments	(1,001)	(1,875)	196
Fair value changes on hedged debt	957	1,893	(260)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(8)	(27)	(79)
Fair value changes on hedging instruments	(93)	(111)	96
Fair value changes on hedged debt	82	113	(96)
Derivatives not designated as hedging instruments
Interest rate contracts	(3)	390	37
Foreign currency exchange contracts (a)	145	50	(35)
Cross-currency interest rate swap contracts	(507)	(780)	127
Total	$(35)	$(392)	$(521)
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

The fair value of our derivative instruments and the associated notional amounts at December 31 were as follows (in millions):

	2022			2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$16,883	$—	$1,653	$12,119	$106	$633
Cross-currency interest rate swaps	885	—	161	2,078	69	104
Derivatives not designated as hedging instruments
Interest rate contracts	63,210	931	483	73,134	465	1,036
Foreign currency exchange contracts (a)	4,219	41	76	10,276	59	116
Cross-currency interest rate swap contracts	6,635	15	653	7,100	119	252
Total derivative financial instruments, gross (b) (c)	$91,832	$987	$3,026	$104,707	$818	$2,141
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $5.9 billion in notional amounts and $46 million in both assets and liabilities at December 31, 2023.
(b)At December 31, 2022 and 2023, we held collateral of $210 million and $40 million, and we posted collateral of $193 million and $126 million, respectively.
(c)At December 31, 2022 and 2023, the fair value of assets and liabilities available for counterparty netting was $166 million and $516 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED REVENUE

Other assets and Other liabilities and deferred revenue consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets at December 31 were as follows (in millions):

	2022	2023
Prepaid reinsurance premiums and other reinsurance recoverables	$779	$818
Accrued interest and other non-finance receivables	576	677
Collateral held for resale, at net realizable value	233	426
Property and equipment, net of accumulated depreciation (a)	233	270
Deferred charges – income taxes	158	190
Investment in non-consolidated affiliates	177	167
Restricted cash	127	137
Operating lease assets	64	53
Other	229	202
Total other assets	$2,576	$2,940
__________
(a)Accumulated depreciation was $415 million and $453 million at December 31, 2022 and 2023, respectively.

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2022	2023
Interest payable	$683	$963
Unearned insurance premiums and fees	891	930
Income tax and related interest (a)	115	186
Operating lease liabilities	66	55
Other	280	325
Total other liabilities and deferred revenue	$2,035	$2,459
__________
(a)Includes tax and interest payable to affiliated companies of $36 million and $62 million at December 31, 2022 and 2023, respectively.

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

Debt outstanding and interest rates at December 31 were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	2022	2023	2022	2023	2022	2023
Short-term debt
Unsecured debt
Floating rate demand notes	$10,303	$10,907
Other short-term debt	6,515	4,593
Asset-backed debt	2,806	3,158
Total short-term debt	19,624	18,658	3.8%	5.3%	3.8%	5.3%
Long-term debt
Unsecured debt
Notes payable within one year	7,980	11,755
Notes payable after one year	39,620	45,435
Asset-backed debt
Notes payable within one year	21,839	18,851
Notes payable after one year	31,840	36,074
Unamortized (discount)/premium	23	9
Unamortized issuance costs	(197)	(237)
Fair value adjustments (a)	(1,690)	(1,258)
Total long-term debt	99,415	110,629	3.6%	4.7%	3.6%	4.7%
Total debt	$119,039	$129,287	3.6%	4.8%	3.6%	4.8%

Fair value of debt	$117,214	$130,533
Interest rate characteristics of debt payable after one year
Fixed interest rate	55,711	64,655
Variable interest rate (generally based on EURIBOR or other short-term rates)	15,749	16,854
Total payable after one year	$71,460	$81,509
__________
(a)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $31 million and $(681) million at December 31, 2022 and 2023, respectively. The carrying value of hedged debt was $33.3 billion and $38.7 billion at December 31, 2022 and 2023, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

The average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees.

We measure debt at fair value for purposes of disclosure using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy. The fair value of debt includes $16.9 billion and $15.5 billion of short-term debt at December 31, 2022 and 2023, respectively, carried at cost, which approximates fair value. We paid interest of $2.8 billion, $3.2 billion, and $5.8 billion in 2021, 2022, and 2023, respectively, on debt.

Maturities

Debt maturities at December 31, 2023 were as follows (in millions):

	2024 (a)	2025	2026	2027	2028	Thereafter (b)	Total
Unsecured debt	$27,255	$13,335	$10,505	$7,457	$5,035	$9,103	$72,690
Asset-backed debt	22,009	21,562	8,248	2,440	3,824	—	58,083
Total	49,264	34,897	18,753	9,897	8,859	9,103	130,773
Unamortized (discount)/premium							9
Unamortized issuance costs							(237)
Fair value adjustments							(1,258)
Total debt							$129,287
__________
(a)Includes $18,658 million for short-term and $30,606 million for long-term debt.
(b)Matures between 2029 and 2033.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $42.9 billion ($24.9 billion of retail financing, $9.6 billion of wholesale financing, and $8.4 billion of operating leases) at December 31, 2023. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $14.5 billion having maturities within the next twelve months and the remaining balance having maturities through third quarter 2026. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2023, $27.5 billion of these commitments were in use and we had $0.3 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of December 31, 2023, Ford Bank had liquidity of €342 million (equivalent to $378 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Unsecured Credit Facilities

At December 31, 2023, we and our subsidiaries had $2.4 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At December 31, 2023, $2.0 billion was available for use.

At December 31, 2023, all £685 million (equivalent to $872 million) was available for use under the FCE Credit Agreement and all €210 million (equivalent to $232 million) was available for use under the Ford Bank Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2026.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. In addition, both the FCE Credit Agreement and the Ford Bank Credit Agreement include certain sustainability-linked targets, pursuant to which the applicable margin may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions. Ford outperformed the 2022 targets for all three of the sustainability-linked metrics, which favorably impacted pricing on the FCE Credit Agreement and the Ford Bank Credit Agreement beginning in the third quarter of 2023.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

Ford Motor Credit Company LLC and certain of its subsidiaries are disregarded entities for United States income tax purposes. Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries. In accordance with the adoption of ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes, on January 1, 2021, United States income tax liabilities are only recognized for Ford Credit taxable entities. Certain United States minimum taxes, such as the corporate alternative minimum tax and the tax on global intangible low-taxed income, are generally allocated to us on a separate return basis calculated as if we were a taxable entity. The net minimum tax liability allocated to us will not exceed the net liability as determined on a consolidated basis.

We account for United States tax on global intangible low-taxed income in the period incurred, and we account for investment tax credits using the deferral method.

Components of Income Taxes

	2021	2022	2023
Income before income taxes (in millions)
United States	$3,736	$1,532	$797
Non-United States	995	905	525
Total	$4,731	$2,437	$1,322

Provision for/(Benefit from) income taxes for the years ended December 31 was estimated as follows (in millions):

	2021	2022	2023
Current
Federal	$47	$81	$190
Non-United States	21	31	361
State and local	(5)	12	10
Total current	63	124	561
Deferred
Federal	(16)	(17)	65
Non-United States	163	341	(627)
State and local	—	—	(1)
Total deferred	147	324	(563)
Total	$210	$448	$(2)

Reconciliation of effective tax rate

	2021	2022	2023
United States statutory tax rate	21.0%	21.0%	21.0%
United States Disregarded Entities (ASU 2019-12)	(15.2)	(8.9)	4.8
Dispositions and restructurings (a)	—	—	(25.9)
Non-United States tax rate differential	1.1	0.7	(0.9)
Nontaxable foreign currency gains and losses	—	4.5	(1.5)
State and local income taxes	(0.1)	0.4	0.5
Prior year settlements and claims	(1.7)	0.8	(0.8)
Other	(0.7)	(0.1)	2.6
Effective tax rate	4.4%	18.4%	(0.2)%
__________
(a)2023 includes a benefit of $343 million associated with legal entity restructuring within our leasing operations.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

At December 31, 2023, $4.9 billion of non-United States earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

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

Components of Deferred Tax Assets and Liabilities

Components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2022	2023
Deferred tax assets
Net operating loss carryforwards	$216	$490
Provision for/(Benefit from) credit losses	45	139
Other foreign	113	73
Employee benefit plans	16	14
Other	12	54
Total gross deferred tax assets	402	770
Less: Valuation allowances	(54)	(42)
Total net deferred tax assets	348	728
Deferred tax liabilities
Leasing transactions	668	359
Other foreign	441	510
Other	2	6
Total deferred tax liabilities	1,111	875
Net deferred tax liability	$763	$147

At December 31, 2023, we have a valuation allowance of $42 million for certain non-United States deferred tax assets.

Net operating loss carryforwards for tax purposes were $1.5 billion at December 31, 2023, resulting in a deferred tax asset of $490 million. A substantial portion of these losses will begin to expire beyond 2029. Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 was as follows (in millions):

	2022	2023
Beginning balance	$59	$58
Increase - tax positions in prior periods	2	24
Increase - tax positions in current period	—	—
Decrease - tax positions in prior periods	(1)	(15)
Settlements	—	(2)
Lapse of statute of limitations	(1)	(1)
Foreign currency translation adjustments	(1)	5
Ending balance	$58	$69

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $58 million and $69 million as of December 31, 2022 and 2023, respectively.

Examinations by tax authorities have been completed through 2008 in Germany, 2014 in the United States, 2018 in Canada, and 2018 in the United Kingdom. We have settled our United States federal income tax matters related to tax years prior to 2015 in accordance with our intercompany tax sharing agreement with Ford.

We recognize income tax-related penalties in Provision for/(Benefit from) income taxes on our consolidated income statements.  We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford in Other income/(loss), net on our consolidated income statements. Net tax-related interest on income taxes was $1 million of income, $1 million of expense, and $12 million of expense for the years ended December 31, 2021, 2022, and 2023, respectively. At December 31, 2022 and 2023, we recorded a net tax-related receivable of $6 million and a net tax-related payable of $24 million, respectively.

Cash paid for income taxes was $133 million, $416 million, and $248 million in 2021, 2022, and 2023, respectively.

NOTE 11. INSURANCE

We conduct insurance underwriting operations primarily through The American Road Insurance Company (“TARIC”). TARIC is a wholly owned subsidiary of Ford Credit operating in the United States and Canada. TARIC provides physical damage insurance coverage for Ford Credit financed vehicles at dealer locations and Ford and Lincoln vehicles in transit between final assembly plants and dealer locations. TARIC also provides physical damage insurance coverage for non-affiliated company financed vehicles, serviced by Ford Credit, at dealer locations. In addition, TARIC provides a variety of other insurance products and services to Ford and its affiliates, including contractual liability insurance on extended service contracts. TARIC provides commercial automobile insurance for Ford and third parties and general liability insurance and surety bonds for Ford in the United States.

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

Reinsurance activity primarily consists of ceding a majority of the contractual liability insurance business related to automotive extended service plan contracts for a ceding commission. Commissions on ceded amounts are earned on the same basis as related premiums. Reinsurance contracts do not relieve TARIC from its obligations to its policyholders. Failure of reinsurers to honor their obligations could result in losses to TARIC. Therefore, TARIC requires nearly all of its reinsurers to hold collateral and monitors the underlying business and financial performance of its reinsurers to mitigate risk.

Insurance Assets

Cash, cash equivalents, and marketable securities related to insurance activities at December 31 were as follows (in millions):

	2022	2023
Cash and cash equivalents	$55	$82
Marketable securities	607	649
Total cash, cash equivalents, and marketable securities	$662	$731

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $11 million and $10 million at December 31, 2022 and 2023, respectively, and were included in Marketable securities.
Amounts paid to reinsurers relating to the unexpired portion of the underlying automotive service contracts, and amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses are reported in Other assets. Prepaid reinsurance premiums and other reinsurance recoverables were $779 million and $818 million at December 31, 2022 and 2023, respectively. This includes amounts ceded to Ford affiliates of $99 million and $98 million at December 31, 2022 and 2023, respectively.

Insurance Liabilities

Other liabilities and deferred income includes unearned insurance premiums and fees of $891 million and $930 million at December 31, 2022 and 2023, respectively. This includes amounts from Ford and its affiliates of $773 million and $808 million at December 31, 2022 and 2023, respectively.

The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $18 million and $26 million at December 31, 2022 and 2023, respectively, and was included in Other liabilities and deferred income.

Insurance Premiums

Insurance premiums written and earned for the years ended December 31 were as follows (in millions):

	2021		2022		2023
	Written	Earned	Written	Earned	Written	Earned
Direct	$324	$293	$337	$306	$394	$359
Assumed	—	—	—	—	—	—
Ceded	(252)	(218)	(264)	(231)	(275)	(240)
Net premiums	$72	$75	$73	$75	$119	$119

The direct premiums earned with Ford and its affiliates were $223 million, $241 million, and $249 million for the years ended December 31, 2021, 2022, and 2023, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. INSURANCE (Continued)

Insurance Expenses

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses for the years ended December 31 were as follows (in millions):

	2021	2022	2023
Insurance losses	$45	$34	$90
Loss adjustment expenses	2	2	4
Reinsurance income and other expenses, net	(37)	(40)	(41)
Insurance expenses	$10	$(4)	$53

Insurance expenses with Ford and its affiliates were $92 million, $107 million, and $161 million for the years ended December 31, 2021, 2022, and 2023, respectively.

Insurance expenses were reduced by ceded insurance expenses of $150 million, $156 million, and $198 million for the years ended December 31, 2021, 2022, and 2023, respectively.

NOTE 12. EMPLOYEE SEPARATION AND RESTRUCTURING ACTIONS

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

Accumulated foreign currency translation losses associated with our remaining investments in Brazil and Argentina included in Accumulated other comprehensive income/(loss) at December 31, 2023 were $223 million. We expect to reclassify these losses to income upon substantially complete liquidation of our investments, which may occur over multiple reporting periods.

NOTE 13. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the years ended December 31 were as follows (in millions):

	2021	2022	2023
Gains/(Losses) on derivatives	$(437)	$(393)	$177
Currency revaluation gains/(losses)	298	419	(216)
Interest and investment income (a) (b)	32	123	545
Gains/(Losses) on changes in investments in affiliates (c)	16	(231)	—
Other (a)	13	41	8
Total other income/(loss), net	$(78)	$(41)	$514
__________
(a)Includes interest income, primarily on notes receivable, from affiliated companies of $10 million, $2 million, and $2 million for the years ended December 31, 2021, 2022, and 2023, respectively.
(b)Includes a $20 million unrealized gain for an observable price event on a non-consolidated investment for the year ended December 31, 2022, as well as impairment losses of non-consolidated investments of $9 million in the second quarter of 2023.
(c)Includes 2022 losses related to our restructuring in South America described in Note 12.

NOTE 14. RETIREMENT BENEFITS

We are a participating employer in certain retirement plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2023, filed separately with the SEC.

Employee Retirement Plans

Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary, and contributions. The allocation amount can be impacted by key assumptions (e.g., discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees participating in the Ford-sponsored defined benefit plans were $61 million, $54 million, and $41 million for the years ended December 31, 2021, 2022, and 2023, respectively. Allocated costs for defined contribution and savings plans were $8 million, $9 million, and $10 million for the years ended December 31, 2021, 2022, and 2023, respectively, and were charged to Operating expenses.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. RETIREMENT BENEFITS (Continued)

Postretirement Health Care and Life Insurance Benefits

Postretirement health care and life insurance benefits are provided under certain Ford plans, which provide benefits to retired salaried employees in North America. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

Postretirement health care and life insurance costs allocated to Ford Credit for our employees participating in the Ford-sponsored plans were $3 million, $3 million, and $2 million for the years ended December 31, 2021, 2022, and 2023, respectively, and were charged to Operating expenses.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
2021
Total revenue	$8,911	$878	$461	$10,250	$—	$10,250
Income before income taxes	4,317	281	146	4,744	(13)	4,731
Other disclosures:
Depreciation on vehicles subject to operating leases	1,615	11	—	1,626	—	1,626
Interest expense	2,419	247	178	2,844	(54)	2,790
Provision for/(Benefit from) credit losses	(333)	(10)	33	(310)	—	(310)
Net finance receivables and net investment in operating leases	94,258	17,619	5,640	117,517	—	117,517
Total assets	107,409	20,837	6,699	134,945	—	134,945

2022
Total revenue	$8,189	$829	$398	$9,416	$—	$9,416
Income before income taxes	2,094	314	(138)	2,270	167	2,437
Other disclosures:
Depreciation on vehicles subject to operating leases	2,271	(31)	—	2,240	—	2,240
Interest expense	3,035	233	190	3,458	(124)	3,334
Provision for/(Benefit from) credit losses	10	(10)	39	39	—	39
Net finance receivables and net investment in operating leases	98,869	18,400	5,065	122,334	—	122,334
Total assets	110,023	22,690	5,863	138,576	—	138,576

2023
Total revenue	$9,362	$1,316	$441	$11,119	$—	$11,119
Income before income taxes	1,114	306	75	1,495	(173)	1,322
Other disclosures:
Depreciation on vehicles subject to operating leases	2,284	25	—	2,309	—	2,309
Interest expense	5,199	684	242	6,125	186	6,311
Provision for/(Benefit from) credit losses	237	10	31	278	—	278
Net finance receivables and net investment in operating leases	107,695	20,249	5,211	133,155	—	133,155
Total assets	118,611	24,601	5,993	149,205	—	149,205

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data, split geographically into the United States (which is our country of domicile), Canada, and Rest of world, for the years ended or at December 31 were as follows (in millions):

	2021	2022	2023
Total revenue
United States	$7,622	$6,929	$8,012
Canada	1,289	1,260	1,350
Rest of world	1,339	1,227	1,757
Total revenue	$10,250	$9,416	$11,119

Net property and net investment in operating leases
United States	$20,886	$17,558	$15,642
Canada	4,246	4,317	4,621
Rest of world	259	179	338
Net property and net investment in operating leases	$25,391	$22,054	$20,601

NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We lease land, buildings, and equipment under agreements that expire over various contractual periods ranging from less than 1 year to 27 years. Many of our leases contain one or more options to extend. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. The leased (“right-of-use”) assets in operating lease arrangements are reported in Other assets on our consolidated balance sheets.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENCIES (Continued)

The amounts contractually due on our operating lease liabilities at December 31, 2023 were as follows (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Operating lease	$19	$15	$11	$9	$2	$5	$61
Less: Present value discount							6
Total operating lease liabilities							$55

Supplemental information related to operating leases for the years ended December 31 was as follows (in millions):

	2021	2022	2023
Operating and variable lease expense	$28	$22	$22
Right-of-use assets obtained in exchange for operating lease liabilities	1	5	5
Weighted average remaining lease term for operating leases (in years)	5	5	5
Weighted average remaining discount rate for operating leases	3.5%	3.9%	4.1%
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

The maximum potential payments under these guarantees and limited indemnities totaled $83 million and $90 million at December 31, 2022 and 2023, respectively. Of these values, $17 million and $48 million at December 31, 2022 and 2023, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2022 and 2023.

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