Form 10-Q
period 2024-03-31
FORD MOTOR CREDIT CO LLC
filed 2024-04-25
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
2.748% Notes due on June 14, 2024*	F/24S	New York Stock Exchange
4.125% Notes due on June 20, 2024*	F/24O	New York Stock Exchange
1.744% Notes due July 19, 2024*	F/24R	New York Stock Exchange
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
3.683% Notes due on December 3, 2024*	F/24Q	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.535% Notes due March 6, 2025*	F/25K	New York Stock Exchange
3.250% Notes due September 15, 2025*	F/25M	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
5.625% Notes due October 9, 2028*	F/28D	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
4.445% Notes due February 14, 2030*	F/30D	New York Stock Exchange
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
For the Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended March 31,
	2023	2024
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,049	$1,017
Retail financing	929	1,291
Dealer financing	504	696
Other financing	27	40
Total financing revenue	2,509	3,044
Depreciation on vehicles subject to operating leases	(559)	(610)
Interest expense	(1,392)	(1,848)
Net financing margin	558	586
Other revenue
Insurance premiums earned	26	36
Fee based revenue and other	21	26
Total financing margin and other revenue	605	648
Expenses
Operating expenses	320	343
Provision for credit losses (Note 4)	77	88
Insurance expenses	5	30
Total expenses	402	461

Other income/(loss), net (Note 10)	100	139

Income before income taxes	303	326
Provision for/(Benefit from) income taxes	63	92
Net income	$240	$234

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2023	2024
	First Quarter
	(unaudited)
Net income	$240	$234
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	88	(120)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	—
Comprehensive income/(loss)	$328	$114

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2023	March 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$10,658	$8,848
Marketable securities (Note 3)	789	714
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	105,476	107,841
Finance leases	7,347	7,523
Total finance receivables, net of allowance for credit losses of $882 and $880 (Note 4)	112,823	115,364
Net investment in operating leases (Note 5)	20,332	20,110
Notes and accounts receivable from affiliated companies	845	982
Derivative financial instruments (Note 7)	818	812
Other assets (Note 8)	2,940	2,879
Total assets	$149,205	$149,709

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$899	$931
Affiliated companies	693	949
Total accounts payable	1,592	1,880
Debt (Note 9)	129,287	129,258
Deferred income taxes	337	337
Derivative financial instruments (Note 7)	2,141	2,152
Other liabilities (Note 8)	2,459	2,579
Total liabilities	135,816	136,206

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(829)	(949)
Retained earnings	9,052	9,286
Total shareholder’s interest	13,389	13,503
Total liabilities and shareholder’s interest	$149,205	$149,709

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2023	March 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$2,298	$2,909
Finance receivables, net	56,131	56,523
Net investment in operating leases	11,179	11,190
Derivative financial instruments	90	75

LIABILITIES
Debt	$48,177	$45,716
Derivative financial instruments	45	18

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2022	$5,166	$(1,017)	$7,728	$11,877
Net income	—	—	240	240
Other comprehensive income/(loss), net of tax	—	88	—	88
Distributions declared	—	—	—	—
Balance at March 31, 2023	5,166	(929)	7,968	12,205

Balance at December 31, 2023	$5,166	$(829)	$9,052	$13,389
Net income	—	—	234	234
Other comprehensive income/(loss), net of tax	—	(120)	—	(120)
Distributions declared	—	—	—	—
Balance at March 31, 2024	5,166	(949)	9,286	13,503

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2023	2024
	First Three Months
	(unaudited)
Cash flows from operating activities
Net income	$240	$234
Provision for credit losses	77	88
Depreciation and amortization	701	761
Amortization of upfront interest supplements	(407)	(540)
Net change in deferred income taxes	(3)	34
Net change in other assets	(38)	(93)
Net change in other liabilities	60	456
All other operating activities	(76)	18
Net cash provided by/(used in) operating activities	554	958

Cash flows from investing activities
Purchases of finance receivables	(9,899)	(11,146)
Principal collections of finance receivables	9,025	9,393
Purchases of operating lease vehicles	(1,990)	(2,456)
Proceeds from termination of operating lease vehicles	2,226	1,974
Net change in wholesale receivables and other short-duration receivables	(661)	(1,135)
Purchases of marketable securities and other investments	(973)	(51)
Proceeds from sales and maturities of marketable securities and other investments	917	123
Settlements of derivatives	31	(207)
All other investing activities	(17)	(16)
Net cash provided by/(used in) investing activities	(1,341)	(3,521)

Cash flows from financing activities
Proceeds from issuances of long-term debt	13,912	16,488
Payments of long-term debt	(12,228)	(14,179)
Net change in short-term debt	(1,966)	(1,416)
All other financing activities	(53)	(50)
Net cash provided by/(used in) financing activities	(335)	843

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	50	(125)

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(1,072)	$(1,845)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$10,520	$10,795
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,072)	(1,845)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$9,448	$8,950

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

In the opinion of management, these unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods, and at the dates, presented. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K Report”).

NOTE 2. ACCOUNTING POLICIES

Adoption of New Accounting Standards
We adopted the following Accounting Standard Updates (“ASUs”) during 2024, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2023-01	Leases: Common Control Arrangements	January 1, 2024
2023-02	Investments – Equity Method and Joint Ventures - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	January 1, 2024

Accounting Standards Issued But Not Yet Adopted

ASU 2023-07, Segment Reporting, Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker for each reportable segment. In addition to significant segment expenses that are separately disclosed, the standard requires disclosure of an amount for “other segment items” by reportable segment and a description of its composition. The standard also requires all annual disclosures about a reporting segment’s profit or loss and assets to be provided on an interim basis. This new standard is effective for our 2024 annual financial statements and interim periods beginning in 2025. We are assessing the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the FASB issued a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024, with retrospective application permitted. There will be no impact to our consolidated balance sheets or income statements; however, there will be changes to our consolidated financial statement disclosures, primarily related to the effective tax rate reconciliation and the cash paid for income taxes.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2023	March 31, 2024
Cash and cash equivalents
United States government	1	$912	$86
United States government agencies	2	625	—
Non-United States government and agencies	2	276	277
Corporate debt	2	101	—
Total marketable securities classified as cash equivalents		1,914	363
Cash, time deposits, and money market funds		8,744	8,485
Total cash and cash equivalents		$10,658	$8,848

Marketable securities
United States government	1	$207	$219
United States government agencies	2	49	—
Non-United States government and agencies	2	109	83
Corporate debt	2	268	261
Other marketable securities	2	156	151
Total marketable securities		$789	$714

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2023	March 31, 2024
Cash and cash equivalents	$10,658	$8,848
Restricted cash (a)	137	102
Total cash, cash equivalents, and restricted cash	$10,795	$8,950
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2023	March 31, 2024
Consumer
Retail installment contracts, gross	$73,943	$75,909
Finance leases, gross	7,793	7,999
Retail financing, gross	81,736	83,908
Unearned interest supplements from Ford and affiliated companies	(3,344)	(3,868)
Consumer finance receivables	78,392	80,040

Non-Consumer
Dealer financing	33,377	34,319
Other financing	1,936	1,885
Non-Consumer finance receivables	35,313	36,204
Total recorded investment	$113,705	$116,244

Recorded investment in finance receivables	$113,705	$116,244
Allowance for credit losses	(882)	(880)
Total finance receivables, net	$112,823	$115,364

Net finance receivables subject to fair value (a)	$105,476	$107,841
Fair value (b)	103,937	106,494
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2023 and 2024 was $83 million and $117 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2023 and March 31, 2024, accrued interest was $295 million and $288 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The credit quality analysis of consumer receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31-60 days past due	$40	$49	$130	$125	$187	$159	$690	0.9%
61-120 days past due	9	11	30	37	58	50	195	0.2
Greater than 120 days past due	7	4	7	10	10	5	43	0.1
Total past due	56	64	167	172	255	214	928	1.2
Current	891	2,360	7,395	11,325	20,281	35,212	77,464	98.8
Total	$947	$2,424	$7,562	$11,497	$20,536	$35,426	$78,392	100.0%
Gross charge-offs	$47	$40	$75	$85	$117	$37	$401

The credit quality analysis of consumer receivables at March 31, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2020	2020	2021	2022	2023	2024	Total	Percent
Consumer
31-60 days past due	$63	$98	$103	$164	$172	$12	$612	0.8%
61-120 days past due	13	21	27	46	54	2	163	0.2
Greater than 120 days past due	10	8	9	14	8	—	49	—
Total past due	86	127	139	224	234	14	824	1.0
Current	2,393	6,122	9,690	18,203	32,621	10,187	79,216	99.0
Total	$2,479	$6,249	$9,829	$18,427	$32,855	$10,201	$80,040	100.0%
Gross charge-offs	$15	$17	$22	$39	$36	$—	$129

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

The credit quality analysis of dealer financing receivables at March 31, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2020	2020	2021	2022	2023	2024	Total	Wholesale Loans	Total	Percent
Group I	$299	$60	$111	$61	$268	$150	$949	$30,180	$31,129	90.7%
Group II	16	—	4	2	4	26	52	2,859	2,911	8.5
Group III	—	—	—	—	—	7	7	240	247	0.7
Group IV	1	—	—	—	1	—	2	30	32	0.1
Total (a)	$316	$60	$115	$63	$273	$183	$1,010	$33,309	$34,319	100.0%
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
__________
(a)Total past due dealer financing receivables at March 31, 2024 were $19 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At March 31, 2024, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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
An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2023			First Quarter 2024
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$838	$7	$845	$879	$3	$882
Charge-offs	(96)	—	(96)	(129)	—	(129)
Recoveries	38	1	39	39	3	42
Provision for credit losses	78	(1)	77	91	(3)	88
Other (a)	5	—	5	(3)	—	(3)
Ending balance	$863	$7	$870	$877	$3	$880
__________
(a)Primarily represents amounts related to translation adjustments.

During the first quarter of 2024, the allowance for credit losses decreased $2 million, driven by the impact of improvement in our U.S. macroeconomic outlook assumptions, offset partially by an increase in finance receivables. Net charge-offs increased from a year ago, reflecting continuing normalization from lower levels following the COVID-19 pandemic. While credit performance has remained strong, high inflationary pressure and high interest rates have caused economic uncertainty, which we expect will have an unfavorable impact on our future consumer credit losses. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2023	March 31, 2024
Vehicles, at cost (a)	$24,182	$23,907
Accumulated depreciation	(3,850)	(3,797)
Net investment in operating leases	$20,332	$20,110
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

	December 31, 2023
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	March 31, 2024
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.6	$35.2	$(0.3)	$34.9	$29.1
Wholesale financing	0.8	21.6	—	21.6	8.9
Finance receivables	2.4	56.8	(0.3)	56.5	38.0
Net investment in operating leases	0.5	11.2	—	11.2	7.7
Total VIE	$2.9	$68.0	$(0.3)	$67.7	$45.7

Non-VIE
Retail financing	$0.4	$9.8	$(0.1)	$9.7	$9.0
Wholesale financing	—	0.4	—	0.4	0.2
Finance receivables	0.4	10.2	(0.1)	10.1	9.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$10.2	$(0.1)	$10.1	$9.2

Total securitization transactions
Retail financing	$2.0	$45.0	$(0.4)	$44.6	$38.1
Wholesale financing	0.8	22.0	—	22.0	9.1
Finance receivables	2.8	67.0	(0.4)	66.6	47.2
Net investment in operating leases	0.5	11.2	—	11.2	7.7
Total securitization transactions	$3.3	$78.2	$(0.4)	$77.8	$54.9
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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2023	2024
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(140)	$(96)
Fair value changes on hedging instruments	250	(243)
Fair value changes on hedged debt	(279)	220
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(14)	(29)
Fair value changes on hedging instruments	22	(64)
Fair value changes on hedged debt	(19)	62
Derivatives not designated as hedging instruments
Interest rate contracts	(12)	48
Foreign currency exchange contracts (a)	(22)	92
Cross-currency interest rate swap contracts	85	(166)
Total	$(129)	$(176)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2023			March 31, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$12,119	$106	$633	$16,307	$84	$769
Cross-currency interest rate swap contracts	2,078	69	104	3,155	41	115
Derivatives not designated as hedging instruments
Interest rate contracts	73,134	465	1,036	73,109	489	928
Foreign currency exchange contracts (a)	10,276	59	116	10,955	99	49
Cross-currency interest rate swap contracts	7,100	119	252	6,529	99	291
Total derivative financial instruments, gross (b) (c)	$104,707	$818	$2,141	$110,055	$812	$2,152
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $7.3 billion in notional amounts and $46 million in both assets and liabilities at March 31, 2024.
(b)At December 31, 2023 and March 31, 2024, we held collateral of $40 million and $33 million, respectively, and we posted collateral of $126 million and $108 million, respectively.
(c)At December 31, 2023 and March 31, 2024, the fair value of assets and liabilities available for counterparty netting was $516 million and $471 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES

Other assets and Other liabilities consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets were as follows (in millions):

	December 31, 2023	March 31, 2024
Prepaid reinsurance premiums and other reinsurance recoverables	$818	$828
Accrued interest and other non-finance receivables	677	671
Collateral held for resale, at net realizable value	426	390
Property and equipment, net of accumulated depreciation (a)	270	279
Investment in non-consolidated affiliates	167	174
Deferred charges - income taxes	190	163
Restricted cash	137	102
Operating lease assets	53	48
Other	202	224
Total other assets	$2,940	$2,879
__________
(a)Accumulated depreciation was $453 million and $462 million at December 31, 2023 and March 31, 2024, respectively.

Other liabilities were as follows (in millions):

	December 31, 2023	March 31, 2024
Interest payable	$963	$1,068
Unearned insurance premiums and fees	930	939
Income tax and related interest (a)	186	193
Payroll and employee benefits	96	85
Operating lease liabilities	55	50
Other	229	244
Total other liabilities	$2,459	$2,579
__________
(a)Includes income tax and interest payable to affiliated companies of $62 million and $32 million at December 31, 2023 and March 31, 2024, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2023	March 31, 2024	2023	2024	2023	2024
Short-term debt
Unsecured debt
Floating rate demand notes	$10,907	$11,009
Other short-term debt	4,593	4,211
Asset-backed debt (a)	3,158	1,921
Total short-term debt	18,658	17,141	5.3%	5.2%	5.3%	5.2%
Long-term debt
Unsecured debt
Notes payable within one year	11,755	10,917
Notes payable after one year	45,435	49,842
Asset-backed debt (a)
Notes payable within one year	18,851	21,120
Notes payable after one year	36,074	31,910
Unamortized (discount)/premium	9	—
Unamortized issuance costs	(237)	(254)
Fair value adjustments (b)	(1,258)	(1,418)
Total long-term debt	110,629	112,117	4.7%	4.8%	4.7%	4.8%
Total debt	$129,287	$129,258	4.8%	4.9%	4.8%	4.9%

Fair value of debt (c)	$130,533	$130,954
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(681) million and $(607) million at December 31, 2023 and March 31, 2024, respectively. The carrying value of hedged debt was $38.7 billion and $40.3 billion at December 31, 2023 and March 31, 2024, respectively.
(c)At December 31, 2023 and March 31, 2024, the fair value of debt includes $15.5 billion and $15.2 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 10. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2023	2024
Interest and investment income	$135	$142
Gains/(losses) on derivatives	68	(75)
Currency revaluation gains/(losses)	(109)	70
Other	6	2
Total other income/(loss), net	$100	$139

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. Our segments are: the United States and Canada, Europe, and All Other. Our All Other segment includes our operations in China, Mexico, and our joint venture in South Africa, as well as wind down activities in Brazil, Argentina, and India.

We measure the performance of our segments primarily on an income before income taxes basis, after excluding market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, which are reflected in Unallocated Other. These adjustments are excluded when assessing our segment performance because they are carried out at the corporate level.

Key financial information for our business segments for the periods ended or at March 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
First Quarter 2023
Total revenue	$2,170	$284	$102	$2,556	$—	$2,556
Income before income taxes	273	78	22	373	(70)	303
Depreciation on vehicles subject to operating leases	557	2	—	559	—	559
Interest expense	1,195	130	51	1,376	16	1,392
Provision for credit losses	63	4	10	77	—	77
Net finance receivables and net investment in operating leases	98,659	20,225	4,943	123,827	—	123,827
Total assets	109,955	23,355	5,622	138,932	—	138,932

First Quarter 2024
Total revenue	$2,616	$371	$119	$3,106	$—	$3,106
Income before income taxes	263	72	20	355	(29)	326
Depreciation on vehicles subject to operating leases	603	7	—	610	—	610
Interest expense	1,460	221	69	1,750	98	1,848
Provision for credit losses	70	7	11	88	—	88
Net finance receivables and net investment in operating leases	110,674	19,981	4,819	135,474	—	135,474
Total assets	120,368	23,991	5,350	149,709	—	149,709

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

The maximum potential payments under these guarantees and limited indemnities totaled $90 million and $92 million at December 31, 2023 and March 31, 2024, respectively. Of these values, $48 million and $52 million at December 31, 2023 and March 31, 2024, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2023 or March 31, 2024.

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
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2023 Form 10-K Report.

•Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the consolidated income statements.
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term and changes in our estimate of the number of vehicles that will be returned to us and sold. Depreciation on vehicles subject to operating leases includes early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2023 Form 10-K Report.

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

•Earnings Before Taxes – Reflects Income before income taxes as reported on our consolidated income statements.

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

•Term Asset-Backed Securities (“ABS”) (as shown in the Funding Structure table) – Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	First Quarter
GAAP Financial Measures	2023	2024	H / (L)
Total Net Receivables ($B)	$123.8	$135.5	$11.7
Loss-to-Receivables (bps) (a)	35	47	12
Auction values (b)	$31,000	$28,050	(10)%
EBT ($M)	$303	$326	$23
ROE (%)	8.1%	7.0%	(1.1) ppts

Other Balance Sheet Metrics
Debt ($B)	$119.6	$129.3	$9.7
Net liquidity ($B)	$26.1	$27.0	$0.9
Financial statement leverage (to 1)	9.8	9.6	(0.2)
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at Q1 2024 mix.

First Quarter 2024 Compared with First Quarter 2023

The following table shows the factors that contributed to first quarter 2024 EBT (in millions):

Change in EBT by Causal Factor
First quarter 2023 EBT	$303
Volume / Mix	34
Financing margin	125
Credit loss	(10)
Lease residual	(126)
Exchange	8
Other	(8)
First quarter 2024 EBT	$326

Our first quarter 2024 EBT of $326 million was $23 million higher than a year ago, explained primarily by higher financing margin and favorable volume and mix, offset partially by unfavorable lease residual performance. ROE was 7.0%, 1.1 percentage points lower than a year ago, driven by higher equity and lower net income. Total net receivables were $135.5 billion, $11.7 billion or 9% higher than a year ago, reflecting the impact of increased consumer and non-consumer financing, offset partially by a smaller lease portfolio. The first quarter 2024 U.S. LTR ratio of 47 basis points increased from a year ago, but remained low by historical standards. U.S. auction values in the first quarter of 2024 were lower compared to a year ago. At the end of the first quarter of 2024, we had $27.0 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended March 31 are shown below (in millions):

	First Quarter
	2023	2024	H / (L)
Results
Unites States and Canada segment	$273	$263	$(10)
Europe segment	78	72	(6)
All Other segment	22	20	(2)
Total segments	$373	$355	$(18)
Unallocated other	(70)	(29)	41
Earnings before taxes	$303	$326	$23
(Provision for)/Benefit from income taxes	(63)	(92)	(29)
Net income	$240	$234	$(6)

For additional information, see Note 11 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment first quarter 2024 EBT of $263 million was $10 million lower than first quarter 2023, explained primarily by unfavorable lease residual performance and insurance storm losses offset partially by higher financing margin.

Europe Segment

The Europe segment first quarter 2024 EBT of $72 million was $6 million lower than first quarter 2023, explained primarily by separation costs.

All Other Segment

The All Other segment first quarter 2024 EBT of $20 million was $2 million lower than first quarter 2023, explained primarily by higher operating expenses.

Unallocated Other

Unallocated Other was a $29 million loss for first quarter 2024, a $41 million improvement from first quarter 2023, explained primarily by a decrease in unfavorable derivative market valuation adjustments compared to prior year.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	First Quarter
	2023	2024
Share of Ford and Lincoln Sales (a)
United States	48%	60%
Canada	76	65
United Kingdom	33	33
Germany	31	35
China	43	27

Wholesale Share
United States	71%	71%
United Kingdom	100	100
Germany	87	89
China	70	69

Contract Placement Volume - New and Used (000)
United States	187	226
Canada	27	27
United Kingdom	23	21
Germany	14	16
China	22	16
__________
(a)United States and Canada exclude fleet sales, other markets include fleet sales.

United States contract placement volumes in the first quarter of 2024 were higher than a year ago, reflecting higher Ford Credit share and Ford deliveries. Canada contract placement volumes in the first quarter of 2024 were flat compared to a year ago, reflecting lower Ford Credit share and higher Ford deliveries. United Kingdom contract placement volumes in the first quarter of 2024 were down, driven by lower Ford deliveries. Germany contract placement volumes in the first quarter of 2024 were higher compared to a year ago, reflecting higher Ford Credit financing share and higher used vehicle financing. China contract placement volumes in the first quarter of 2024 were lower than a year ago, reflecting lower Ford Credit share and Ford deliveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2023	December 31, 2023	March 31, 2024
Net Receivables
United States and Canada Segment
Consumer financing	$57.0	$62.2	$64.0
Non-Consumer financing	20.7	25.4	26.8
Net investment in operating leases	21.0	20.1	19.9
Total United States and Canada Segment	$98.7	$107.7	$110.7

Europe Segment
Consumer financing	$11.2	$11.7	$11.8
Non-Consumer financing	8.9	8.3	8.0
Net investment in operating leases	0.1	0.3	0.2
Total Europe Segment	$20.2	$20.3	$20.0

All Other Segment
Consumer financing	$3.8	$3.6	$3.4
Non-Consumer financing	1.1	1.6	1.4
Net investment in operating leases	—	—	—
Total Other Segment	$4.9	$5.2	$4.8

Total net receivables	$123.8	$133.2	$135.5

At March 31, 2023, December 31, 2023, and March 31, 2024, total net receivables includes consumer receivables before allowance for credit losses of $43.9 billion, $46.0 billion, and $45.0 billion, respectively, and non-consumer receivables before allowance for credit losses of $17.6 billion, $21.3 billion, and $22.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2023, December 31, 2023, and March 31, 2024, total net receivables includes net investment in operating leases of $9.5 billion, $11.2 billion, and $11.2 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2023 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at March 31, 2024 were $11.7 billion and $2.3 billion higher compared with March 31, 2023 and December 31, 2023, respectively, resulting from higher consumer and non-consumer financing, offset partially by lower operating leases.

Our operating lease portfolio was 15% of total net receivables at March 31, 2024. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

	First Quarter
	2023	2024
Origination Metrics
Retail & lease average placement FICO	751	758
Retail & lease higher risk portfolio mix	4%	4%
Retail greater than or equal to 84 months placement mix	8%	5%
Retail average placement term (months)	62	66

Our first quarter 2024 average placement FICO score increased compared with the same period a year ago, and remains strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 4% of our portfolio and has been stable for over 15 years.

During the first quarter of 2024, our average retail financing placement term was higher compared to a year ago. Retail financing contracts of 84 months and longer decreased compared to a year ago and continue to be a small part of our business. We remain focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms that customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 74% of our worldwide consumer finance receivables at March 31, 2024.

	First Quarter
	2023	2024
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.17%	0.20%
Repossessions (000)	4	5
Repossession ratio	0.83%	1.07%
Loss severity (000) (a)	$10.6	$15.1
Net charge-offs ($M)	$44	$67
LTR ratio (%) (b)	0.35%	0.47%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Delinquencies have normalized to pre-pandemic levels. While increasing from a year ago, repossession ratio and LTR ratio continue to be low by historical standards. Loss severity increased from a year ago, reflecting higher average amount financed as well as lower auction values. While credit performance has remained strong, high inflationary pressure and high interest rates have caused economic uncertainty which we expect will have an unfavorable impact on our future retail credit losses.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	First Quarter
	2023	2024
Net charge-offs ($M)	$57	$87
LTR ratio (%) (a)	0.23%	0.30%
Credit loss reserve ($M)	$870	$880
Reserve as percent of EOP Receivables (a)	0.82%	0.73%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the first quarter of 2024 increased from a year ago, reflecting continuing normalization from lower levels following the COVID-19 pandemic.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at March 31, 2024 is higher than a year ago, driven by an increase in finance receivables, offset partially by the impact of improvement in our U.S. macroeconomic outlook assumptions. See Note 4 of our Notes to the Financial Statements for more information.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2023 Form 10-K Report.

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 76% of our total net investment in operating leases at March 31, 2024.

	First Quarter
	2023	2024
Lease Share of Retail Sales
Ford Credit	11%	14%
Industry (a)	19%	24%

Placement Volume (000)
24-Month	7	9
36-Month	17	22
39-Month / Other	13	18
Total	37	49

Residual Performance
Return rates	23%	50%
Return volume (000)	16	27
Off-lease auction values (b)	$31,000	$28,050
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q1 2024 mix.

Our United States operating lease share of retail sales in the first quarter of 2024 was higher compared with a year ago and remains below the industry average. Our first quarter 2024 total lease placement volume was up compared with a year ago, reflecting higher Ford Credit lease share and higher Ford retail sales.

Lease return volume and return rate in the first quarter of 2024 were higher than a year ago, reflecting the impact of lower off-lease auction values. Our first quarter 2024 36-month off-lease auction values were down 10% from the prior year. We are planning for full-year 2024 auction values to decrease as vehicle availability continues to improve. We expect return rates to increase as auction values decline.

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

There have been no rating actions taken by these NRSROs since the filing of our 2023 Form 10-K Report.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets, and ended the first quarter of 2024 with $27.0 billion of liquidity, up $1.3 billion from year-end. We continue to have robust access to capital markets, completing $13 billion of public term issuances through April 23, 2024.

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

The following table shows funding for our net receivables (in billions):

Funding Structure	March 31, 2023	December 31, 2023	March 31, 2024
Term unsecured debt	$49.3	$54.1	$57.0
Term asset-backed securities	55.0	58.0	54.9
Retail Deposits / Ford Interest Advantage	15.3	17.2	17.4
Other	2.3	1.4	1.6
Equity	12.2	13.4	13.5
Adjustments for cash	(10.3)	(10.9)	(8.9)
Total Net Receivables	$123.8	$133.2	$135.5

Securitized Funding as a percent of Total Debt	46.0%	44.9%	42.5%

Net receivables of $135.5 billion at March 31, 2024 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 42.5% as of March 31, 2024.

Public Term Funding Plan

The following table shows our issuances for full year 2022 and 2023, planned issuances for full year 2024, and our global public term funding issuances through April 23, 2024, excluding short-term funding programs (in billions):

	2022 Actual	2023 Actual	2024 Forecast	Through April 23
Unsecured	$6	$14	$ 14 - 17	$8
Securitizations	10	14	13 - 16	5
Total public	$16	$28	$ 27 - 33	$13

For 2024, we continue to project full year public term funding in the range of $27 billion to $33 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity

We define available liquidity as cash, cash equivalents, and marketable securities (excluding amounts related to insurance activities) and committed capacity (which includes our asset-backed facilities and unsecured credit facilities), less utilization of liquidity. Utilization of liquidity is the amount funded under our liquidity sources and also includes the cash required to support securitization transactions and restricted cash. Net liquidity available for use is defined as available liquidity plus certain adjustments as shown in the table below.

The following table shows our liquidity sources and utilization (in billions):

	March 31, 2023	December 31, 2023	March 31, 2024
Liquidity Sources
Cash	$10.3	$10.9	$8.9
Committed asset-backed facilities	40.5	42.9	42.6
Other unsecured credit facilities	2.5	2.4	2.3
Total liquidity sources	$53.3	$56.2	$53.8

Utilization of Liquidity
Securitization and restricted cash	$(3.0)	$(2.8)	$(3.4)
Committed asset-backed facilities	(24.0)	(27.5)	(23.3)
Other unsecured credit facilities	(0.4)	(0.4)	(0.4)
Total utilization of liquidity	$(27.4)	$(30.7)	$(27.1)

Available liquidity	$25.9	$25.5	$26.7
Other adjustments	0.2	0.2	0.3
Net liquidity available for use	$26.1	$25.7	$27.0

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2024, our net liquidity available for use was $27.0 billion, $1.3 billion higher than year-end 2023, reflecting strong access to public funding markets. At March 31, 2024, our liquidity sources totaled $53.8 billion, down $2.4 billion from year-end 2023.

Cash.  At March 31, 2024, our cash totaled $8.9 billion, compared with $10.9 billion at year-end 2023.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from approximately three to six months and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash includes restricted cash and amounts to be used only to support our securitization transactions of $2.8 billion and $3.4 billion at December 31, 2023 and March 31, 2024, respectively.

Material Cash Requirements. Our material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Aggregate Contractual Obligations” table in Item 7 and Note 9 of the Notes to the Financial Statements in our 2023 Form 10-K Report). In addition, subject to approval by our Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At March 31, 2024, our committed capacity totaled $44.9 billion, compared with $45.3 billion at December 31, 2023. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $42.6 billion ($25.9 billion of retail financing, $8.6 billion of wholesale financing, and $8.1 billion of operating leases) at March 31, 2024. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $13.8 billion having maturities within the next twelve months and the remaining balance having maturities through third quarter 2026. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2024, $23.3 billion of these commitments were in use and we had $0.2 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of March 31, 2024, Ford Bank GmbH (“Ford Bank”) had liquidity of €463 million (equivalent to $499 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At March 31, 2024, we and our subsidiaries had $2.3 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Bank plc’s (“FCE”) syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At March 31, 2024, $1.9 billion was available for use.

At March 31, 2024, all £685 million (equivalent to $864 million) was available for use under the FCE Credit Agreement and all €210 million (equivalent to $227 million) was available for use under the Ford Bank Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2026.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. In addition, both the FCE Credit Agreement and the Ford Bank Credit Agreement include certain sustainability-linked targets, pursuant to which the applicable margin may be adjusted if Ford achieves, or fails to achieve, the specified targets.

Funding and Liquidity Risks

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Funding and Liquidity Risks” section of Item 7 of Part II of our 2023 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage (in billions):

	March 31, 2023	December 31, 2023	March 31, 2024
Leverage Calculation
Debt	$119.6	$129.3	$129.3
Equity	$12.2	$13.4	$13.5
Financial statement leverage (to 1)	9.8	9.7	9.6

We plan our leverage by considering market conditions and the risk characteristics of our business. At March 31, 2024, our financial statement leverage was 9.6:1. We target financial statement leverage in the range of 9:1 to 10:1.

Outlook

We continue to expect full year 2024 EBT to be about $1.5 billion.

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
•Economic and demographic experience for pension and other postretirement employee benefit plans (e.g., discount rates or investment returns) could be worse than Ford has assumed;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2023 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Accounting Standards Issued But Not Yet Adopted

For a discussion of recent accounting standards, see Note 2 of our Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2023 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2024, all else constant, such a decrease in interest rates would decrease our pre-tax cash flow by $87 million over the next 12 months, compared with a decrease of $78 million at December 31, 2023. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2024, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Effective February 12, 2024, Cathy O’Callaghan, formerly Vice President, Controller of Ford Motor Company, succeeded Marion Harris as our President and Chief Executive Officer, who has retired from the Company.

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

ITEM 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	April 24, 2024