Form 10-Q
period 2024-06-30
FORD MOTOR CREDIT CO LLC
filed 2024-07-25
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
3.683% Notes due on December 3, 2024*	F/24Q	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.535% Notes due March 6, 2025*	F/25K	New York Stock Exchange
3.250% Notes due September 15, 2025*	F/25M	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
5.625% Notes due October 9, 2028*	F/28D	New York Stock Exchange
4.165% Notes due November 21, 2028*	F/28E	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
4.445% Notes due February 14, 2030*	F/30D	New York Stock Exchange
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
For the Quarter Ended June 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended June 30,
	2023	2024	2023	2024
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,029	$1,030	$2,078	$2,047
Retail financing	1,013	1,364	1,942	2,655
Dealer financing	600	750	1,104	1,446
Other financing	31	43	58	83
Total financing revenue	2,673	3,187	5,182	6,231
Depreciation on vehicles subject to operating leases	(555)	(613)	(1,114)	(1,223)
Interest expense	(1,530)	(1,897)	(2,922)	(3,745)
Net financing margin	588	677	1,146	1,263
Other revenue
Insurance premiums earned	29	42	55	78
Fee based revenue and other	53	54	74	80
Total financing margin and other revenue	670	773	1,275	1,421
Expenses
Operating expenses	340	343	660	686
Provision for credit losses (Note 4)	40	95	117	183
Insurance expenses	35	97	40	127
Total expenses	415	535	817	996

Other income/(loss), net (Note 10)	126	105	226	244

Income before income taxes	381	343	684	669
Provision for/(Benefit from) income taxes	95	88	158	180
Net income	$286	$255	$526	$489

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2023	2024	2023	2024
	Second Quarter		First Half
	(unaudited)
Net income	$286	$255	$526	$489
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	18	(53)	106	(173)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	(1)	—	(1)
Comprehensive income/(loss)	$304	$201	$632	$315

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2023	June 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$10,658	$7,448
Marketable securities (Note 3)	789	682
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	105,476	109,689
Finance leases	7,347	7,657
Total finance receivables, net of allowance for credit losses of $882 and $880 (Note 4)	112,823	117,346
Net investment in operating leases (Note 5)	20,332	20,375
Notes and accounts receivable from affiliated companies	845	1,049
Derivative financial instruments (Note 7)	818	689
Other assets (Note 8)	2,940	3,038
Total assets	$149,205	$150,627

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$899	$890
Affiliated companies	693	609
Total accounts payable	1,592	1,499
Debt (Note 9)	129,287	130,495
Deferred income taxes	337	347
Derivative financial instruments (Note 7)	2,141	2,077
Other liabilities (Note 8)	2,459	2,655
Total liabilities	135,816	137,073

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(829)	(1,003)
Retained earnings	9,052	9,391
Total shareholder’s interest	13,389	13,554
Total liabilities and shareholder’s interest	$149,205	$150,627

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2023	June 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$2,298	$2,311
Finance receivables, net	56,131	57,226
Net investment in operating leases	11,179	12,431
Derivative financial instruments	90	78

LIABILITIES
Debt	$48,177	$45,152
Derivative financial instruments	45	24

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2022	$5,166	$(1,017)	$7,728	$11,877
Net income	—	—	240	240
Other comprehensive income/(loss), net of tax	—	88	—	88
Distributions declared	—	—	—	—
Balance at March 31, 2023	5,166	(929)	7,968	12,205
Net income	—	—	286	286
Other comprehensive income/(loss), net of tax	—	18	—	18
Distributions declared	—	—	—	—
Balance at June 30, 2023	$5,166	$(911)	$8,254	$12,509

Balance at December 31, 2023	$5,166	$(829)	$9,052	$13,389
Net income	—	—	234	234
Other comprehensive income/(loss), net of tax	—	(120)	—	(120)
Distributions declared	—	—	—	—
Balance at March 31, 2024	5,166	(949)	9,286	13,503
Net income	—	—	255	255
Other comprehensive income/(loss), net of tax	—	(54)	—	(54)
Distributions declared	—	—	(150)	(150)
Balance at June 30, 2024	$5,166	$(1,003)	$9,391	$13,554

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2023	2024
	First Half
	(unaudited)
Cash flows from operating activities
Net income	$526	$489
Provision for credit losses	117	183
Depreciation and amortization	1,407	1,530
Amortization of upfront interest supplements	(842)	(1,126)
Net change in deferred income taxes	13	49
Net change in other assets	(188)	(460)
Net change in other liabilities	32	203
All other operating activities	(21)	145
Net cash provided by/(used in) operating activities	1,044	1,013

Cash flows from investing activities
Purchases of finance receivables	(20,432)	(21,808)
Principal collections of finance receivables	18,196	18,900
Purchases of operating lease vehicles	(4,373)	(5,317)
Proceeds from termination of operating lease vehicles	4,555	3,918
Net change in wholesale receivables and other short-duration receivables	(1,497)	(1,853)
Purchases of marketable securities and other investments	(1,696)	(95)
Proceeds from sales and maturities of marketable securities and other investments	1,610	200
Settlements of derivatives	(52)	(234)
All other investing activities	(36)	(38)
Net cash provided by/(used in) investing activities	(3,725)	(6,327)

Cash flows from financing activities
Proceeds from issuances of long-term debt	26,401	28,960
Payments of long-term debt	(22,075)	(25,066)
Net change in short-term debt	(554)	(1,429)
Cash distributions to parent	—	(150)
All other financing activities	(96)	(93)
Net cash provided by/(used in) financing activities	3,676	2,222

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	77	(150)

Net increase/(decrease) in cash, cash equivalents and restricted cash	$1,072	$(3,242)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$10,520	$10,795
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,072	(3,242)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$11,592	$7,553

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

NOTE 2. ACCOUNTING POLICIES

Adoption of New Accounting Standards
We adopted the following Accounting Standards Updates (“ASUs”) during 2024, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

ASU		Effective Date
2023-01	Leases: Common Control Arrangements	January 1, 2024
2023-02	Investments – Equity Method and Joint Ventures - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	January 1, 2024

Accounting Standards Issued But Not Yet Adopted

ASU 2023-07, Segment Reporting, Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker for each reportable segment. In addition to significant segment expenses that are separately disclosed, the standard requires disclosure of an amount for “other segment items” by reportable segment and a description of its composition. The standard also requires all annual disclosures about a reporting segment’s profit or loss and assets to be provided on an interim basis. This new standard is effective for our 2024 annual financial statements and interim periods beginning in 2025. We continue to assess the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the FASB issued a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024, with retrospective application permitted. There will be no impact to our consolidated balance sheets or income statements; however, there will be changes to our consolidated financial statement disclosures, primarily related to the effective tax rate reconciliation and cash paid for income taxes.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2023	June 30, 2024
Cash and cash equivalents
United States government	1	$912	$60
United States government agencies	2	625	—
Non-United States government and agencies	2	276	283
Corporate debt	2	101	279
Total marketable securities classified as cash equivalents		1,914	622
Cash, time deposits, and money market funds		8,744	6,826
Total cash and cash equivalents		$10,658	$7,448

Marketable securities
United States government	1	$207	$227
United States government agencies	2	49	—
Non-United States government and agencies	2	109	55
Corporate debt	2	268	255
Other marketable securities	2	156	145
Total marketable securities		$789	$682

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2023	June 30, 2024
Cash and cash equivalents	$10,658	$7,448
Restricted cash (a)	137	105
Total cash, cash equivalents, and restricted cash	$10,795	$7,553
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2023	June 30, 2024
Consumer
Retail installment contracts, gross	$73,943	$77,388
Finance leases, gross	7,793	8,138
Retail financing, gross	81,736	85,526
Unearned interest supplements from Ford and affiliated companies	(3,344)	(4,211)
Consumer finance receivables	78,392	81,315

Non-Consumer
Dealer financing	33,377	34,803
Other financing	1,936	2,108
Non-Consumer finance receivables	35,313	36,911
Total recorded investment	$113,705	$118,226

Recorded investment in finance receivables	$113,705	$118,226
Allowance for credit losses	(882)	(880)
Total finance receivables, net	$112,823	$117,346

Net finance receivables subject to fair value (a)	$105,476	$109,689
Fair value (b)	103,937	108,262
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2023 and 2024 was $91 million and $122 million, respectively, and for the first half of 2023 and 2024 was $174 million and $239 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2023 and June 30, 2024, accrued interest was $295 million and $307 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The credit quality analysis of consumer receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31-60 days past due	$40	$49	$130	$125	$187	$159	$690	0.9%
61-120 days past due	9	11	30	37	58	50	195	0.2
Greater than 120 days past due	7	4	7	10	10	5	43	0.1
Total past due	56	64	167	172	255	214	928	1.2
Current	891	2,360	7,395	11,325	20,281	35,212	77,464	98.8
Total	$947	$2,424	$7,562	$11,497	$20,536	$35,426	$78,392	100.0%
Gross charge-offs	$47	$40	$75	$85	$117	$37	$401

The credit quality analysis of consumer receivables at June 30, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2020	2020	2021	2022	2023	2024	Total	Percent
Consumer
31-60 days past due	$58	$100	$112	$178	$205	$55	$708	0.9%
61-120 days past due	11	20	27	44	60	16	178	0.2
Greater than 120 days past due	8	6	11	14	9	1	49	—
Total past due	77	126	150	236	274	72	935	1.1
Current	1,710	5,041	8,131	16,186	29,692	19,620	80,380	98.9
Total	$1,787	$5,167	$8,281	$16,422	$29,966	$19,692	$81,315	100.0%
Gross charge-offs	$26	$31	$39	$74	$81	$2	$253

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

The credit quality analysis of dealer financing receivables at June 30, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2020	2020	2021	2022	2023	2024	Total	Wholesale Loans	Total	Percent
Group I	$291	$64	$107	$59	$274	$146	$941	$30,964	$31,905	91.7%
Group II	9	—	3	2	3	25	42	2,550	2,592	7.4
Group III	—	—	—	—	1	6	7	288	295	0.9
Group IV	—	—	—	—	—	—	—	11	11	—
Total (a)	$300	$64	$110	$61	$278	$177	$990	$33,813	$34,803	100.0%
Gross charge-offs	$1	$—	$—	$—	$—	$—	$1	$6	$7
__________
(a)Total past due dealer financing receivables at June 30, 2024 were $4 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At June 30, 2024, an insignificant portion of our total finance receivables portfolio had been granted a loan modification, and these modifications are generally treated as a continuation of the existing loan.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2023			Second Quarter 2024
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$863	$7	$870	$877	$3	$880
Charge-offs	(78)	—	(78)	(124)	(7)	(131)
Recoveries	38	—	38	42	—	42
Provision for credit losses	40	—	40	87	8	95
Other (a)	3	—	3	(6)	—	(6)
Ending balance	$866	$7	$873	$876	$4	$880

	First Half 2023			First Half 2024
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$838	$7	$845	$879	$3	$882
Charge-offs	(174)	—	(174)	(253)	(7)	(260)
Recoveries	76	1	77	81	3	84
Provision for credit losses	118	(1)	117	178	5	183
Other (a)	8	—	8	(9)	—	(9)
Ending balance	$866	$7	$873	$876	$4	$880
__________
(a)Primarily represents amounts related to translation adjustments.

The allowance for credit losses remained unchanged during the second quarter of 2024 and decreased $2 million during the first half of 2024, driven by the impact of improvement in our macroeconomic outlook assumptions, offset partially by an increase in finance receivables. Net charge-offs increased from a year ago, reflecting normalization from lower levels following the COVID-19 pandemic. While credit performance has remained strong, high inflationary pressure and high interest rates have caused economic uncertainty, which we expect will have an unfavorable impact on our future consumer credit losses. We will continue to monitor economic trends and conditions and portfolio performance and will adjust the reserve accordingly.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2023	June 30, 2024
Vehicles, at cost (a)	$24,182	$24,147
Accumulated depreciation	(3,850)	(3,772)
Net investment in operating leases	$20,332	$20,375
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	June 30, 2024
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.6	$35.3	$(0.3)	$35.0	$29.2
Wholesale financing	0.2	22.2	—	22.2	7.8
Finance receivables	1.8	57.5	(0.3)	57.2	37.0
Net investment in operating leases	0.5	12.4	—	12.4	8.2
Total VIE	$2.3	$69.9	$(0.3)	$69.6	$45.2

Non-VIE
Retail financing	$0.4	$9.8	$(0.1)	$9.7	$8.5
Wholesale financing	—	0.5	—	0.5	0.2
Finance receivables	0.4	10.3	(0.1)	10.2	8.7
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$10.3	$(0.1)	$10.2	$8.7

Total securitization transactions
Retail financing	$2.0	$45.1	$(0.4)	$44.7	$37.7
Wholesale financing	0.2	22.7	—	22.7	8.0
Finance receivables	2.2	67.8	(0.4)	67.4	45.7
Net investment in operating leases	0.5	12.4	—	12.4	8.2
Total securitization transactions	$2.7	$80.2	$(0.4)	$79.8	$53.9
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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2023	2024	2023	2024
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(130)	$(106)	$(270)	$(202)
Fair value changes on hedging instruments	(316)	(26)	(66)	(269)
Fair value changes on hedged debt	292	17	13	237
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(19)	(35)	(33)	(64)
Fair value changes on hedging instruments	(24)	(47)	(2)	(111)
Fair value changes on hedged debt	22	40	3	102
Derivatives not designated as hedging instruments
Interest rate contracts	109	3	97	51
Foreign currency exchange contracts (a)	(7)	45	(29)	137
Cross-currency interest rate swap contracts	(60)	(30)	25	(196)
Total	$(133)	$(139)	$(262)	$(315)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2023			June 30, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$12,119	$106	$633	$17,311	$81	$807
Cross-currency interest rate swap contracts	2,078	69	104	3,802	16	139
Derivatives not designated as hedging instruments
Interest rate contracts	73,134	465	1,036	72,746	397	860
Foreign currency exchange contracts (a)	10,276	59	116	12,280	113	37
Cross-currency interest rate swap contracts	7,100	119	252	5,301	82	234
Total derivative financial instruments, gross (b) (c)	$104,707	$818	$2,141	$111,440	$689	$2,077
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $8.4 billion in notional amounts and $36 million in both assets and liabilities at June 30, 2024.
(b)At December 31, 2023 and June 30, 2024, we held collateral of $40 million and $22 million, respectively, and we posted collateral of $126 million and $119 million, respectively.
(c)At December 31, 2023 and June 30, 2024, the fair value of assets and liabilities available for counterparty netting was $516 million and $355 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES

Other assets and Other liabilities consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets were as follows (in millions):

	December 31, 2023	June 30, 2024
Prepaid reinsurance premiums and other reinsurance recoverables	$818	$843
Accrued interest and other non-finance receivables	677	737
Collateral held for resale, at net realizable value	426	398
Property and equipment, net of accumulated depreciation (a)	270	289
Investment in non-consolidated affiliates	167	175
Deferred tax assets	190	156
Restricted cash	137	105
Operating lease assets	53	44
Other	202	291
Total other assets	$2,940	$3,038
__________
(a)Accumulated depreciation was $453 million and $473 million at December 31, 2023 and June 30, 2024, respectively.

Other liabilities were as follows (in millions):

	December 31, 2023	June 30, 2024
Interest payable	$963	$1,058
Unearned insurance premiums and fees	930	957
Income tax and related interest (a)	186	185
Payroll and employee benefits	96	92
Operating lease liabilities	55	46
Other	229	317
Total other liabilities	$2,459	$2,655
__________
(a)Includes income tax and interest payable to affiliated companies of $62 million and $40 million at December 31, 2023 and June 30, 2024, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2023	June 30, 2024	2023	2024	2023	2024
Short-term debt
Unsecured debt
Floating rate demand notes	$10,907	$10,969
Other short-term debt	4,593	4,200
Asset-backed debt (a)	3,158	1,861
Total short-term debt	18,658	17,030	5.3%	5.2%	5.3%	5.2%
Long-term debt
Unsecured debt
Notes payable within one year	11,755	11,805
Notes payable after one year	45,435	51,232
Asset-backed debt (a)
Notes payable within one year	18,851	20,164
Notes payable after one year	36,074	31,897
Unamortized (discount)/premium	9	(18)
Unamortized issuance costs	(237)	(251)
Fair value adjustments (b)	(1,258)	(1,364)
Total long-term debt	110,629	113,465	4.7%	4.9%	4.7%	4.9%
Total debt	$129,287	$130,495	4.8%	4.9%	4.8%	4.9%

Fair value of debt (c)	$130,533	$132,119
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(681) million and $(527) million at December 31, 2023 and June 30, 2024, respectively. The carrying value of hedged debt was $38.7 billion and $42.0 billion at December 31, 2023 and June 30, 2024, respectively.
(c)At December 31, 2023 and June 30, 2024, the fair value of debt includes $15.5 billion and $15.2 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2023	2024	2023	2024
Interest and investment income	$108	$122	$243	$264
Gains/(losses) on derivatives	33	(13)	101	(88)
Currency revaluation gains/(losses)	(23)	(12)	(132)	58
Gains/(losses) on changes in investments in affiliates	—	1	—	1
Other	8	7	14	9
Total other income/(loss), net	$126	$105	$226	$244

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at June 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
Second Quarter 2023
Total revenue	$2,305	$344	$106	$2,755	$—	$2,755
Income before income taxes	271	113	27	411	(30)	381
Depreciation on vehicles subject to operating leases	551	4	—	555	—	555
Interest expense	1,258	162	57	1,477	53	1,530
Provision for credit losses	36	(2)	6	40	—	40

Second Quarter 2024
Total revenue	$2,785	$381	$117	$3,283	$—	$3,283
Income before income taxes	298	88	10	396	(53)	343
Depreciation on vehicles subject to operating leases	606	7	—	613	—	613
Interest expense	1,519	216	66	1,801	96	1,897
Provision for credit losses	70	5	20	95	—	95

First Half 2023
Total revenue	$4,475	$628	$208	$5,311	$—	$5,311
Income before income taxes	544	191	49	784	(100)	684
Depreciation on vehicles subject to operating leases	1,108	6	—	1,114	—	1,114
Interest expense	2,453	292	108	2,853	69	2,922
Provision for credit losses	99	2	16	117	—	117
Net finance receivables and net investment in operating leases	100,626	20,546	4,902	126,074	—	126,074
Total assets	114,114	24,245	5,431	143,790	—	143,790

First Half 2024
Total revenue	$5,401	$752	$236	$6,389	$—	$6,389
Income before income taxes	561	160	30	751	(82)	669
Depreciation on vehicles subject to operating leases	1,209	14	—	1,223	—	1,223
Interest expense	2,979	437	135	3,551	194	3,745
Provision for credit losses	140	12	31	183	—	183
Net finance receivables and net investment in operating leases	113,727	19,425	4,569	137,721	—	137,721
Total assets	122,702	22,784	5,141	150,627	—	150,627

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

The maximum potential payments under these guarantees and limited indemnities totaled $90 million and $99 million at December 31, 2023 and June 30, 2024, respectively. Of these values, $48 million and $47 million at December 31, 2023 and June 30, 2024, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2023 or June 30, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Second Quarter			First Half
Financial Measures	2023	2024	H / (L)	2023	2024	H / (L)
Total Net Receivables ($B)	$126.1	$137.7	$11.6
Loss-to-Receivables (bps) (a)	21	41	20	28	44	16
Auction values (b)	$33,445	$30,515	(9)%	$32,135	$29,145	(9)%
EBT ($M)	$381	$343	$(38)	$684	$669	$(15)
ROE (%)	9.3%	7.6%	(1.7) ppts	8.7%	7.3%	(1.4) ppts

Other Balance Sheet Metrics
Debt ($B)	$123.7	$130.5	$6.8
Net liquidity ($B)	$28.9	$28.3	$(0.6)
Financial statement leverage (to 1)	9.9	9.6	(0.3)
__________
(a)United States retail financing only.
(b)United States 36-month off-lease second quarter auction values at Q2 2024 mix and YTD amounts at 2024 YTD mix.

Second Quarter 2024 Compared with Second Quarter 2023

The following table shows the factors that contributed to second quarter 2024 EBT (in millions):

Change in EBT by Causal Factor
Second quarter 2023 EBT	$381
Volume / Mix	53
Financing margin	144
Credit loss	(54)
Lease residual	(123)
Exchange	(1)
Other	(57)
Second quarter 2024 EBT	$343

Our second quarter 2024 EBT of $343 million was $38 million lower than a year ago, explained primarily by higher operating lease depreciation reflecting higher return rates, higher insurance losses due to severe weather events (included in Other), and higher credit losses, partially offset by higher financing margin, higher volume, and favorable mix. ROE was 7.6%, 1.7 percentage points lower than a year ago, driven by higher equity and lower net income. Total net receivables were $137.7 billion, $11.6 billion or 9% higher than a year ago, explained primarily by higher consumer and non-consumer financing. The second quarter 2024 U.S. LTR ratio of 41 basis points increased from a year ago and U.S. auction values in the second quarter of 2024 were lower year over year. At the end of the second quarter of 2024, we had $28.3 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended June 30 are shown below (in millions):

	Second Quarter			First Half
	2023	2024	H / (L)	2023	2024	H / (L)
Results
United States and Canada	$271	$298	$27	$544	$561	$17
Europe	113	88	(25)	191	160	(31)
All Other	27	10	(17)	49	30	(19)
Total	$411	$396	$(15)	$784	$751	$(33)
Unallocated other	(30)	(53)	(23)	(100)	(82)	18
Earnings before taxes	$381	$343	$(38)	$684	$669	$(15)
(Provision for)/Benefit from income taxes	(95)	(88)	7	(158)	(180)	(22)
Net Income	$286	$255	$(31)	$526	$489	$(37)

For additional information, see Note 11 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment second quarter 2024 EBT of $298 million was $27 million higher than second quarter 2023. The United States and Canada segment first half 2024 EBT of $561 million was $17 million higher than first half 2023. Both are explained primarily by higher financing margin and favorable volume and mix, partially offset by unfavorable lease residual performance, higher credit losses, and higher insurance losses due to severe weather events.

Europe Segment

The Europe segment second quarter 2024 EBT of $88 million was $25 million lower than second quarter 2023. The Europe segment first half 2024 EBT of $160 million was $31 million lower than first half 2023. Both are explained primarily by unfavorable changes in wholesale volume, non-recurrence of credit loss reserve releases, and higher restructuring costs, partially offset by higher net pricing.

All Other Segment

The All Other segment second quarter 2024 EBT of $10 million was $17 million lower than second quarter 2023. The All Other segment first half 2024 EBT of $30 million was $19 million lower than first half 2023. Both are explained primarily by lower volume and higher credit losses.

Unallocated Other

Unallocated Other was a $53 million loss for second quarter 2024, a $23 million deterioration from second quarter 2023 explained primarily by an increase in unfavorable derivative market valuation adjustments compared to prior year. Unallocated Other was a $82 million loss for first half 2024, a $18 million improvement from first half 2023, explained primarily by a decrease in unfavorable derivative market valuation adjustments compared to prior year.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Second Quarter		First Half
	2023	2024	2023	2024
Share of Ford and Lincoln Sales (a)
United States	51%	51%	49%	56%
Canada	67	71	71	69
United Kingdom	35	29	34	31
Germany	32	44	31	40
China	39	21	41	24

Wholesale Share
United States	71%	71%	71%	71%
United Kingdom	100	100	100	100
Germany	89	90	87	90
China	71	72	71	70

Contract Placement Volume - New and Used (000)
United States	211	214	397	440
Canada	29	40	57	67
United Kingdom	23	16	46	37
Germany	13	18	27	35
China	25	12	47	29
__________
(a)United States and Canada exclude fleet sales, other markets include fleet sales.

United States and Canada contract placement volumes in the second quarter of 2024 were higher than a year ago, reflecting higher Ford deliveries and Ford Credit share. United Kingdom contract placement volumes in the second quarter of 2024 were down, driven by lower Ford deliveries and lower Ford Credit share. Germany contract placement volumes in the second quarter of 2024 were higher than a year ago, reflecting higher Ford Credit financing share. China contract placement volumes in the second quarter of 2024 were lower than a year ago, reflecting lower Ford Credit share and Ford deliveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2023	December 31, 2023	June 30, 2024
Net Receivables
United States and Canada Segment
Consumer financing	$58.8	$62.2	$65.4
Non-Consumer financing	21.4	25.4	28.1
Net investment in operating leases	20.5	20.1	20.2
Total United States and Canada Segment	$100.7	$107.7	$113.7

Europe Segment
Consumer financing	$11.3	$11.7	$11.9
Non-Consumer financing	9.0	8.3	7.3
Net investment in operating leases	0.2	0.3	0.2
Total Europe Segment	$20.5	$20.3	$19.4

All Other Segment
Consumer financing	$3.6	$3.6	$3.1
Non-Consumer financing	1.3	1.6	1.5
Net investment in operating leases	—	—	—
Total Other Segment	$4.9	$5.2	$4.6

Total net receivables	$126.1	$133.2	$137.7

At June 30, 2023, December 31, 2023, and June 30, 2024, total net receivables includes consumer receivables before allowance for credit losses of $43.6 billion, $46.0 billion, and $45.1 billion, respectively, and non-consumer receivables before allowance for credit losses of $18.3 billion, $21.3 billion, and $22.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2023, December 31, 2023, and June 30, 2024, total net receivables includes net investment in operating leases of $8.9 billion, $11.2 billion, and $12.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2023 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at June 30, 2024 were $11.6 billion and $4.5 billion higher compared with June 30, 2023 and December 31, 2023, respectively, explained primarily by higher consumer and non-consumer financing.

Our operating lease portfolio was 15% of total net receivables at June 30, 2024. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

	Second Quarter		First Half
	2023	2024	2023	2024
Origination Metrics
Retail & lease average placement FICO	757	755	754	757
Retail & lease higher risk portfolio mix	4%	4%	4%	4%
Retail greater than or equal to 84 months placement mix	9%	6%	8%	6%
Retail average placement term (months)	62	66	62	66

Our second quarter 2024 average placement FICO score decreased compared with the same period a year ago, and remains strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 4% of our portfolio and has been stable for over 15 years.

During the second quarter of 2024, our average retail financing placement term was higher compared to a year ago. Retail financing contract mix of 84 months and longer decreased compared to a year ago and continue to be a small part of our business. We remain focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms that customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 71% of our worldwide consumer finance receivables at June 30, 2024.

	Second Quarter		First Half
	2023	2024	2023	2024
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.15%	0.17%	0.16%	0.19%
Repossessions (000)	4	5	8	10
Repossession ratio	0.75%	1.01%	0.79%	1.04%
Loss severity (000) (a)	$10.9	$15.6	$10.7	$15.3
Net charge-offs ($M)	$27	$60	$71	$127
LTR ratio (%) (b)	0.21%	0.41%	0.28%	0.44%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Delinquencies have normalized to pre-pandemic levels. Repossession ratio and LTR ratio both increased from a year ago and continue to normalize from lower levels following the COVID-19 pandemic. From 2017 through 2019, full year LTR ratio averaged 0.56%. Loss severity increased from a year ago, reflecting higher average amount financed as well as lower auction values. While credit performance has remained strong, high inflationary pressure and high interest rates have caused economic uncertainty which we expect will have an unfavorable impact on our future retail credit losses.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Second Quarter		First Half
	2023	2024	2023	2024
Net charge-offs ($M)	$40	$89	$97	$176
LTR ratio (%) (a)	0.15%	0.30%	0.19%	0.30%
Credit loss reserve ($M)	$873	$880
Reserve as percent of EOP Receivables (a)	0.80%	0.72%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the second quarter of 2024 increased from a year ago reflecting continuing normalization from lower levels following the COVID-19 pandemic.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at June 30, 2024 is higher than a year ago, driven by an increase in finance receivables, offset partially by the impact of improvement in our U.S. macroeconomic outlook assumptions. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 75% of our total net investment in operating leases at June 30, 2024.

	Second Quarter		First Half
	2023	2024	2023	2024
Lease Share of Retail Sales
Ford Credit	12%	13%	11%	13%
Industry (a)	20%	24%	20%	24%

Placement Volume (000)
24-Month	8	11	15	20
36-Month	27	26	44	49
39-Month / Other	9	13	22	30
Total	44	50	81	99

Residual Performance
Return rates	19%	49%	21%	49%
Return volume (000)	14	25	30	52
Off-lease auction values (b)	$33,445	$30,515	$32,135	$29,145
__________
(a)Source: J.D. Power PIN; Q2 2024 data as of June 20, 2024.
(b)36-month off-lease auction values; quarterly amounts at Q2 2024 mix; YTD amounts at 2024 YTD mix.

Our United States operating lease share of retail sales in the second quarter of 2024 was higher compared with a year ago and remains below the industry average. Our second quarter 2024 total lease placement volume was up compared with a year ago, reflecting higher Ford Credit lease share and higher Ford retail sales.

Lease return volume and return rate in the second quarter of 2024 were higher than a year ago, reflecting the impact of lower off-lease auction values. Our second quarter 2024 36-month off-lease auction values were down 9% from the prior year. We are planning for full-year 2024 auction values to decrease as vehicle availability continues to improve. We expect return rates to increase as auction values decline. As of June 30, 2024, electric vehicles comprised about 5% of our U.S. operating leases and similar balloon payment products where the customer may return financed vehicles to us.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets, and ended the second quarter of 2024 with $28.3 billion of liquidity, up $2.6 billion from year-end. We continue to have robust access to capital markets, completing $22 billion of public term issuances through July 23, 2024.

Key elements of our funding strategy include:

•Maintain strong liquidity and funding diversity;
•Prudently access public markets;
•Continue to leverage retail deposits in Europe;
•Flexibility to increase asset-backed securities mix as needed; preserving assets and committed capacity;
•Target financial statement leverage of 9:1 to 10:1; and
•Maintain self-liquidating balance sheet.

Our liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet our business and funding requirements. We regularly stress test our balance sheet and liquidity to ensure that we continue to meet our financial obligations through economic cycles.

The following table shows funding for our net receivables (in billions):

Funding Structure	June 30, 2023	December 31, 2023	June 30, 2024
Term unsecured debt	$52.2	$54.1	$59.2
Term asset-backed securities	55.6	58.0	53.9
Retail Deposits / Ford Interest Advantage	15.9	17.2	17.4
Other	2.4	1.4	1.1
Equity	12.5	13.4	13.6
Adjustments for cash	(12.5)	(10.9)	(7.5)
Total Net Receivables	$126.1	$133.2	$137.7

Securitized Funding as a percent of Total Debt	45.0%	44.9%	41.3%

Net receivables of $137.7 billion at June 30, 2024, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 41.3% as of June 30, 2024.

Public Term Funding Plan

The following table shows our issuances for full year 2022 and 2023, planned issuances for full year 2024, and our global public term funding issuances through July 23, 2024, excluding short-term funding programs (in billions):

	2022 Actual	2023 Actual	2024 Forecast	Through July 23
Unsecured	$6	$14	$ 14 - 17	$12
Securitizations	10	14	14 - 16	10
Total public	$16	$28	$ 28 - 33	$22

For 2024, we now project full year public term funding in the range of $28 billion to $33 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	June 30, 2023	December 31, 2023	June 30, 2024
Liquidity Sources
Cash	$12.5	$10.9	$7.5
Committed asset-backed facilities	42.3	42.9	42.5
Other unsecured credit facilities	2.6	2.4	2.2
Total liquidity sources	$57.4	$56.2	$52.2

Utilization of Liquidity
Securitization and restricted cash	$(2.9)	$(2.8)	$(2.8)
Committed asset-backed facilities	(23.1)	(27.5)	(21.1)
Other unsecured credit facilities	(1.2)	(0.4)	(0.2)
Total utilization of liquidity	$(27.2)	$(30.7)	$(24.1)

Available liquidity	$30.2	$25.5	$28.1
Other adjustments	(1.3)	0.2	0.2
Net liquidity available for use	$28.9	$25.7	$28.3

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At June 30, 2024, our net liquidity available for use was $28.3 billion, $2.6 billion higher than year-end 2023, reflecting strong access to public funding markets. At June 30, 2024, our liquidity sources totaled $52.2 billion, down $4.0 billion from year-end 2023, primarily explained by lower cash due to higher receivables.

Cash.  At June 30, 2024, our cash totaled $7.5 billion, compared with $10.9 billion at year-end 2023.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from overnight to six months, and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $2.8 billion at both December 31, 2023 and June 30, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At June 30, 2024, our committed capacity totaled $44.7 billion, compared with $45.3 billion at December 31, 2023. Our committed capacity is primarily comprised of committed asset-backed facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $42.5 billion ($26.8 billion of retail financing, $8.1 billion of operating leases, and $7.6 billion of wholesale financing) at June 30, 2024. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $15.8 billion having maturities within the next twelve months and the remaining balance having maturities through third quarter 2026. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2024, $21.1 billion of these commitments were in use and we had $0.3 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of June 30, 2024, FCE Bank plc (“FCE”) had liquidity of £331 million (equivalent to $419 million) in the form of eligible collateral available for use in the monetary policy programs of the Bank of England. In addition, Ford Bank GmbH (“Ford Bank”) had liquidity of €430 million (equivalent to $460 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At June 30, 2024, we and our subsidiaries had $2.2 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At June 30, 2024, $2 billion was available for use.

At June 30, 2024, all £685 million (equivalent to $866 million) was available for use under the FCE Credit Agreement and all €210 million (equivalent to $225 million) was available for use under the Ford Bank Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2027.

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

The following table shows the calculation of our financial statement leverage (in billions):

	June 30, 2023	December 31, 2023	June 30, 2024
Leverage Calculation
Debt	$123.7	$129.3	$130.5
Equity	$12.5	$13.4	$13.6
Financial statement leverage (to 1)	9.9	9.7	9.6

We plan our leverage by considering market conditions and the risk characteristics of our business. At June 30, 2024, our financial statement leverage was 9.6:1. We target financial statement leverage in the range of 9:1 to 10:1.

During the second quarter of 2024, we paid $150 million in cash distributions to our parent.

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

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2024, all else constant, such a decrease in interest rates would decrease our pre-tax cash flow by $95 million over the next 12 months, compared with a decrease of $78 million at December 31, 2023. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2024, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	July 24, 2024