Form 10-Q
period 2024-09-30
FORD MOTOR CREDIT CO LLC
filed 2024-10-29
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Floating Rate Notes due December 1, 2024*	F/24L	New York Stock Exchange
3.683% Notes due on December 3, 2024*	F/24Q	New York Stock Exchange
1.355% Notes due February 7, 2025*	F/25I	New York Stock Exchange
4.535% Notes due March 6, 2025*	F/25K	New York Stock Exchange
3.250% Notes due September 15, 2025*	F/25M	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
5.625% Notes due October 9, 2028*	F/28D	New York Stock Exchange
4.165% Notes due November 21, 2028*	F/28E	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
4.445% Notes due February 14, 2030*	F/30D	New York Stock Exchange
5.780% Notes due April 30, 2030*	F/30A	New York Stock Exchange
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

Exhibit Index begins on page 40

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended September 30,
	2023	2024	2023	2024
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,017	$1,065	$3,095	$3,112
Retail financing	1,104	1,458	3,046	4,113
Dealer financing	617	724	1,721	2,170
Other financing	36	44	94	127
Total financing revenue	2,774	3,291	7,956	9,522
Depreciation on vehicles subject to operating leases	(576)	(600)	(1,690)	(1,823)
Interest expense	(1,653)	(1,878)	(4,575)	(5,623)
Net financing margin	545	813	1,691	2,076
Other revenue
Insurance premiums earned	29	42	84	120
Fee based revenue and other	25	30	99	110
Total financing margin and other revenue	599	885	1,874	2,306
Expenses
Operating expenses	340	336	1,000	1,022
Provision for credit losses (Note 4)	74	99	191	282
Insurance expenses	14	17	54	144
Total expenses	428	452	1,245	1,448

Other income/(loss), net (Note 10)	187	111	413	355

Income before income taxes	358	544	1,042	1,213
Provision for/(Benefit from) income taxes	119	51	277	231
Net income	$239	$493	$765	$982

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2023	2024	2023	2024
	Third Quarter		First Nine Months
	(unaudited)
Net income	$239	$493	$765	$982
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(124)	222	(18)	49
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	(64)	—	(65)
Comprehensive income/(loss)	$115	$651	$747	$966

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2023	September 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$10,658	$8,471
Marketable securities (Note 3)	789	727
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	105,476	112,817
Finance leases	7,347	8,230
Total finance receivables, net of allowance for credit losses of $882 and $862 (Note 4)	112,823	121,047
Net investment in operating leases (Note 5)	20,332	21,160
Notes and accounts receivable from affiliated companies	845	981
Derivative financial instruments (Note 7)	818	1,388
Other assets (Note 8)	2,940	3,282
Total assets	$149,205	$157,056

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$899	$923
Affiliated companies	693	692
Total accounts payable	1,592	1,615
Debt (Note 9)	129,287	136,661
Deferred income taxes	337	368
Derivative financial instruments (Note 7)	2,141	1,712
Other liabilities (Note 8)	2,459	2,670
Total liabilities	135,816	143,026

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(829)	(845)
Retained earnings	9,052	9,709
Total shareholder’s interest	13,389	14,030
Total liabilities and shareholder’s interest	$149,205	$157,056

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2023	September 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$2,298	$2,526
Finance receivables, net	56,131	60,377
Net investment in operating leases	11,179	13,318
Derivative financial instruments	90	41

LIABILITIES
Debt	$48,177	$46,170
Derivative financial instruments	45	121

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2022	$5,166	$(1,017)	$7,728	$11,877
Net income	—	—	240	240
Other comprehensive income/(loss), net of tax	—	88	—	88
Distributions declared	—	—	—	—
Balance at March 31, 2023	5,166	(929)	7,968	12,205
Net income	—	—	286	286
Other comprehensive income/(loss), net of tax	—	18	—	18
Distributions declared	—	—	—	—
Balance at June 30, 2023	5,166	(911)	8,254	12,509
Net income / (loss)	—	—	239	239
Other comprehensive income/(loss), net of tax	—	(124)	—	(124)
Distributions declared	—	—	—	—
Balance at September 30, 2023	$5,166	$(1,035)	$8,493	$12,624

Balance at December 31, 2023	$5,166	$(829)	$9,052	$13,389
Net income	—	—	234	234
Other comprehensive income/(loss), net of tax	—	(120)	—	(120)
Distributions declared	—	—	—	—
Balance at March 31, 2024	5,166	(949)	9,286	13,503
Net income	—	—	255	255
Other comprehensive income/(loss), net of tax	—	(54)	—	(54)
Distributions declared	—	—	(150)	(150)
Balance at June 30, 2024	5,166	(1,003)	9,391	13,554
Net income / (loss)	—	—	493	493
Other comprehensive income/(loss), net of tax	—	158	—	158
Distributions declared	—	—	(175)	(175)
Balance at September 30, 2024	$5,166	$(845)	$9,709	$14,030

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2023	2024
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income	$765	$982
Provision for credit losses	191	282
Depreciation and amortization	2,133	2,291
Amortization of upfront interest supplements	(1,305)	(1,746)
Net change in deferred income taxes	(2)	28
Net change in other assets	(605)	(365)
Net change in other liabilities	449	365
All other operating activities	(62)	195
Net cash provided by/(used in) operating activities	1,564	2,032

Cash flows from investing activities
Purchases of finance receivables	(30,919)	(32,952)
Principal collections of finance receivables	27,336	28,629
Purchases of operating lease vehicles	(7,021)	(8,533)
Proceeds from termination of operating lease vehicles	6,740	5,669
Net change in wholesale receivables and other short-duration receivables	(1,129)	(2,770)
Purchases of marketable securities and other investments	(1,918)	(168)
Proceeds from sales and maturities of marketable securities and other investments	1,979	249
Settlements of derivatives	(214)	(401)
All other investing activities	(58)	(61)
Net cash provided by/(used in) investing activities	(5,204)	(10,338)

Cash flows from financing activities
Proceeds from issuances of long-term debt	36,582	43,473
Payments of long-term debt	(31,663)	(35,453)
Net change in short-term debt	(885)	(1,520)
Cash distributions to parent	—	(325)
All other financing activities	(109)	(117)
Net cash provided by/(used in) financing activities	3,925	6,058

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(30)	32

Net increase/(decrease) in cash, cash equivalents and restricted cash	$255	$(2,216)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$10,520	$10,795
Net increase/(decrease) in cash, cash equivalents, and restricted cash	255	(2,216)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$10,775	$8,579

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis were as follows (in millions):

	Fair Value Level	December 31, 2023	September 30, 2024
Cash and cash equivalents
United States government	1	$912	$—
United States government agencies	2	625	—
Non-United States government and agencies	2	276	697
Corporate debt	2	101	50
Total marketable securities classified as cash equivalents		1,914	747
Cash, time deposits, and money market funds		8,744	7,724
Total cash and cash equivalents		$10,658	$8,471

Marketable securities
United States government	1	$207	$247
United States government agencies	2	49	—
Non-United States government and agencies	2	109	77
Corporate debt	2	268	262
Other marketable securities	2	156	141
Total marketable securities		$789	$727

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in the consolidated statements of cash flows, were as follows (in millions):

	December 31, 2023	September 30, 2024
Cash and cash equivalents	$10,658	$8,471
Restricted cash (a)	137	108
Total cash, cash equivalents, and restricted cash	$10,795	$8,579
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2023	September 30, 2024
Consumer
Retail installment contracts, gross	$73,943	$79,536
Finance leases, gross	7,793	8,752
Retail financing, gross	81,736	88,288
Unearned interest supplements from Ford and affiliated companies	(3,344)	(4,582)
Consumer finance receivables	78,392	83,706

Non-Consumer
Dealer financing	33,377	36,014
Other financing	1,936	2,189
Non-Consumer finance receivables	35,313	38,203
Total recorded investment	$113,705	$121,909

Recorded investment in finance receivables	$113,705	$121,909
Allowance for credit losses	(882)	(862)
Total finance receivables, net	$112,823	$121,047

Net finance receivables subject to fair value (a)	$105,476	$112,817
Fair value (b)	103,937	112,579
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2023 and 2024 was $102 million and $137 million, respectively, and for the first nine months of 2023 and 2024 was $276 million and $376 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2023 and September 30, 2024, accrued interest was $295 million and $304 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The credit quality analysis of consumer receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31-60 days past due	$40	$49	$130	$125	$187	$159	$690	0.9%
61-120 days past due	9	11	30	37	58	50	195	0.2
Greater than 120 days past due	7	4	7	10	10	5	43	0.1
Total past due	56	64	167	172	255	214	928	1.2
Current	891	2,360	7,395	11,325	20,281	35,212	77,464	98.8
Total	$947	$2,424	$7,562	$11,497	$20,536	$35,426	$78,392	100.0%
Gross charge-offs	$47	$40	$75	$85	$117	$37	$401

The credit quality analysis of consumer receivables at September 30, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2020	2020	2021	2022	2023	2024	Total	Percent
Consumer
31-60 days past due	$50	$97	$104	$178	$224	$116	$769	0.9%
61-120 days past due	9	22	29	49	62	27	198	0.2
Greater than 120 days past due	7	7	10	17	13	2	56	0.1
Total past due	66	126	143	244	299	145	1,023	1.2
Current	1,178	4,053	6,769	14,403	27,212	29,068	82,683	98.8
Total	$1,244	$4,179	$6,912	$14,647	$27,511	$29,213	$83,706	100.0%
Gross charge-offs	$38	$46	$55	$115	$136	$18	$408

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

The credit quality analysis of dealer financing receivables at September 30, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2020	2020	2021	2022	2023	2024	Total	Wholesale Loans	Total	Percent
Group I	$284	$63	$105	$48	$254	$156	$910	$32,709	$33,619	93.4%
Group II	9	—	3	2	26	26	66	2,022	2,088	5.8
Group III	—	—	—	—	1	5	6	295	301	0.8
Group IV	—	—	—	—	—	—	—	6	6	—
Total (a)	$293	$63	$108	$50	$281	$187	$982	$35,032	$36,014	100.0%
Gross charge-offs	$1	$—	$—	$—	$—	$—	$1	$6	$7
__________
(a)Total past due dealer financing receivables at September 30, 2024 were $3 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At September 30, 2024, an insignificant portion of our total finance receivables portfolio had been granted a loan modification, and these modifications are generally treated as a continuation of the existing loan.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2023			Third Quarter 2024
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$866	$7	$873	$876	$4	$880
Charge-offs	(105)	—	(105)	(155)	—	(155)
Recoveries	37	—	37	41	—	41
Provision for credit losses	75	(1)	74	99	—	99
Other (a)	(3)	—	(3)	(3)	—	(3)
Ending balance	$870	$6	$876	$858	$4	$862

	First Nine Months 2023			First Nine Months 2024
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$838	$7	$845	$879	$3	$882
Charge-offs	(279)	—	(279)	(408)	(7)	(415)
Recoveries	113	1	114	122	3	125
Provision for credit losses	193	(2)	191	277	5	282
Other (a)	5	—	5	(12)	—	(12)
Ending balance	$870	$6	$876	$858	$4	$862
__________
(a)Primarily represents amounts related to translation adjustments.

During the first nine months of 2024, the allowance for credit losses decreased $20 million, reflecting improvement in the macroeconomic outlook, offset partially by an increase in consumer receivables.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2023	September 30, 2024
Vehicles, at cost (a)	$24,182	$24,946
Accumulated depreciation	(3,850)	(3,786)
Net investment in operating leases	$20,332	$21,160
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	September 30, 2024
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$37.4	$(0.3)	$37.1	$31.4
Wholesale financing	0.2	23.3	—	23.3	6.1
Finance receivables	1.9	60.7	(0.3)	60.4	37.5
Net investment in operating leases	0.6	13.3	—	13.3	8.7
Total VIE	$2.5	$74.0	$(0.3)	$73.7	$46.2

Non-VIE
Retail financing	$0.5	$11.3	$(0.1)	$11.2	$9.8
Wholesale financing	—	0.4	—	0.4	0.3
Finance receivables	0.5	11.7	(0.1)	11.6	10.1
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.5	$11.7	$(0.1)	$11.6	$10.1

Total securitization transactions
Retail financing	$2.2	$48.7	$(0.4)	$48.3	$41.2
Wholesale financing	0.2	23.7	—	23.7	6.4
Finance receivables	2.4	72.4	(0.4)	72.0	47.6
Net investment in operating leases	0.6	13.3	—	13.3	8.7
Total securitization transactions	$3.0	$85.7	$(0.4)	$85.3	$56.3
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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(137)	$(92)	$(407)	$(294)
Fair value changes on hedging instruments	(219)	585	(285)	316
Fair value changes on hedged debt	210	(553)	223	(316)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(23)	(33)	(56)	(97)
Fair value changes on hedging instruments	(46)	266	(48)	155
Fair value changes on hedged debt	44	(261)	47	(159)
Derivatives not designated as hedging instruments
Interest rate contracts	28	(153)	125	(102)
Foreign currency exchange contracts (a)	59	(5)	30	132
Cross-currency interest rate swap contracts	(137)	210	(112)	14
Total	$(221)	$(36)	$(483)	$(351)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2023			September 30, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$12,119	$106	$633	$15,029	$329	$382
Cross-currency interest rate swap contracts	2,078	69	104	3,802	212	76
Derivatives not designated as hedging instruments
Interest rate contracts	73,134	465	1,036	78,632	419	995
Foreign currency exchange contracts (a)	10,276	59	116	11,658	174	127
Cross-currency interest rate swap contracts	7,100	119	252	5,648	254	132
Total derivative financial instruments, gross (b) (c)	$104,707	$818	$2,141	$114,769	$1,388	$1,712
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $5.7 billion in notional amounts and $91 million in both assets and liabilities at September 30, 2024.
(b)At December 31, 2023 and September 30, 2024, we held collateral of $40 million and $35 million, respectively, and we posted collateral of $126 million and $145 million, respectively.
(c)At December 31, 2023 and September 30, 2024, the fair value of assets and liabilities available for counterparty netting was $516 million and $843 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES

Other assets and Other liabilities consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets were as follows (in millions):

	December 31, 2023	September 30, 2024
Prepaid reinsurance premiums and other reinsurance recoverables	$818	$861
Accrued interest and other non-finance receivables	677	735
Collateral held for resale, at net realizable value	426	511
Property and equipment, net of accumulated depreciation (a)	270	306
Investment in non-consolidated affiliates	167	191
Deferred tax assets	190	189
Restricted cash	137	108
Operating lease assets	53	40
Other	202	341
Total other assets	$2,940	$3,282
__________
(a)Accumulated depreciation was $453 million and $446 million at December 31, 2023 and September 30, 2024, respectively.

Other liabilities were as follows (in millions):

	December 31, 2023	September 30, 2024
Interest payable	$963	$1,152
Unearned insurance premiums and fees	930	976
Income tax and related interest (a)	186	133
Payroll and employee benefits	96	93
Operating lease liabilities	55	42
Other	229	274
Total other liabilities	$2,459	$2,670
__________
(a)Includes income tax and interest payable to affiliated companies of $62 million and $6 million at December 31, 2023 and September 30, 2024, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2023	September 30, 2024	2023	2024	2023	2024
Short-term debt
Unsecured debt
Floating rate demand notes	$10,907	$11,710
Other short-term debt	4,593	4,257
Asset-backed debt (a)	3,158	1,348
Total short-term debt	18,658	17,315	5.3%	5.1%	5.3%	5.1%
Long-term debt
Unsecured debt
Notes payable within one year	11,755	12,995
Notes payable after one year	45,435	52,256
Asset-backed debt (a)
Notes payable within one year	18,851	21,855
Notes payable after one year	36,074	33,144
Unamortized (discount)/premium	9	(19)
Unamortized issuance costs	(237)	(248)
Fair value adjustments (b)	(1,258)	(637)
Total long-term debt	110,629	119,346	4.7%	4.9%	4.7%	4.9%
Total debt	$129,287	$136,661	4.8%	4.9%	4.8%	4.9%

Fair value of debt (c)	$130,533	$139,158
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(681) million and $(536) million at December 31, 2023 and September 30, 2024, respectively. The carrying value of hedged debt was $38.7 billion and $42.2 billion at December 31, 2023 and September 30, 2024, respectively.
(c)At December 31, 2023 and September 30, 2024, the fair value of debt includes $15.5 billion and $16.0 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Interest and investment income	$135	$150	$378	$414
Currency revaluation gains/(losses)	156	(340)	24	(282)
Gains/(losses) on derivatives	(98)	228	3	140
Gains/(losses) on changes in investments in affiliates (a)	—	64	—	65
Other	(6)	9	8	18
Total other income/(loss), net	$187	$111	$413	$355
__________
(a)Includes the reclassification of foreign currency translation net gains of $64 million and $65 million in the third quarter and first nine months of 2024, respectively, to Other Income/(Loss),net from Accumulated other comprehensive income/(loss) related to the substantial liquidation of certain investments in our European market.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION (Continued)

Key financial information for our business segments for the periods ended or at September 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
Third Quarter 2023
Total revenue	$2,366	$346	$116	$2,828	$—	$2,828
Income before income taxes	257	78	21	356	2	358
Depreciation on vehicles subject to operating leases	568	8	—	576	—	576
Interest expense	1,354	185	65	1,604	49	1,653
Provision for credit losses	71	4	(1)	74	—	74

Third Quarter 2024
Total revenue	$2,877	$375	$111	$3,363	$—	$3,363
Income before income taxes	461	149	21	631	(87)	544
Depreciation on vehicles subject to operating leases	591	9	—	600	—	600
Interest expense	1,551	216	63	1,830	48	1,878
Provision for credit losses	83	6	10	99	—	99

First Nine Months 2023
Total revenue	$6,841	$974	$324	$8,139	$—	$8,139
Income before income taxes	801	269	70	1,140	(98)	1,042
Depreciation on vehicles subject to operating leases	1,676	14	—	1,690	—	1,690
Interest expense	3,807	477	173	4,457	118	4,575
Provision for credit losses	170	6	15	191	—	191
Net finance receivables and net investment in operating leases	101,885	19,330	5,112	126,327	—	126,327
Total assets	114,585	23,301	5,665	143,551	—	143,551

First Nine Months 2024
Total revenue	$8,278	$1,127	$347	$9,752	$—	$9,752
Income before income taxes	1,022	309	51	1,382	(169)	1,213
Depreciation on vehicles subject to operating leases	1,800	23	—	1,823	—	1,823
Interest expense	4,530	653	198	5,381	242	5,623
Provision for credit losses	223	18	41	282	—	282
Net finance receivables and net investment in operating leases	116,916	20,845	4,446	142,207	—	142,207
Total assets	127,289	24,732	5,035	157,056	—	157,056

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

The maximum potential payments under these guarantees and limited indemnities totaled $90 million and $83 million at December 31, 2023 and September 30, 2024, respectively. Of these values, $48 million and $20 million at December 31, 2023 and September 30, 2024, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2023 or September 30, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Third Quarter			First Nine Months
Financial Measures	2023	2024	H / (L)	2023	2024	H / (L)
Total Net Receivables ($B)	$126.3	$142.2	$15.9
Loss-to-Receivables (bps) (a)	38	57	19	32	48	16
Auction values (b)	$31,685	$31,265	(1)%	$31,980	$29,770	(7)%
EBT ($M)	$358	$544	$186	$1,042	$1,213	$171
ROE (%)	7.8%	14.1%	6.3 ppts	8.4%	9.6%	1.2 ppts

Other Balance Sheet Metrics
Debt ($B)	$122.9	$136.7	$13.8
Net liquidity ($B)	$27.0	$29.6	$2.6
Financial statement leverage (to 1)	9.7	9.7	—
__________
(a)United States retail financing only.
(b)United States 36-month off-lease third quarter auction values at Q3 2024 mix and YTD amounts at 2024 YTD mix.

Third Quarter 2024 Compared with Third Quarter 2023

The following table shows the factors that contributed to third quarter 2024 EBT (in millions):

Change in EBT by Causal Factor
Third quarter 2023 EBT	$358
Volume / Mix	37
Financing margin	201
Credit loss	(26)
Lease residual	(66)
Exchange	1
Other	39
Third quarter 2024 EBT	$544

Our third quarter 2024 EBT of $544 million was $186 million higher than a year ago, explained primarily by higher financing margin and higher receivables, offset partially by lower expected auction values and higher return rates on existing operating leases. ROE was 14.1%, 6.3 percentage points higher than a year ago, driven by higher net income. Total net receivables were $142.2 billion, $15.9 billion or 13% higher than a year ago, explained primarily by higher consumer and non-consumer financing and a larger lease portfolio. The third quarter 2024 U.S. LTR ratio of 57 basis points increased from a year ago and U.S. auction values in the third quarter of 2024 decreased 1% year over year. At the end of the third quarter of 2024, we had $29.6 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended September 30 are shown below (in millions):

	Third Quarter			First Nine Months
	2023	2024	H / (L)	2023	2024	H / (L)
Results
United States and Canada	$257	$461	$204	$801	$1,022	$221
Europe	78	149	71	269	309	40
All Other	21	21	—	70	51	(19)
Total	$356	$631	$275	$1,140	$1,382	$242
Unallocated other	2	(87)	(89)	(98)	(169)	(71)
Earnings before taxes	$358	$544	$186	$1,042	$1,213	$171
(Provision for)/Benefit from income taxes	(119)	(51)	68	(277)	(231)	46
Net Income	$239	$493	$254	$765	$982	$217

For additional information, see Note 11 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment third quarter 2024 EBT of $461 million was $204 million higher than third quarter 2023, explained primarily by higher financing margin and favorable volume and mix, offset partially by lower expected auction values and higher return rates on existing operating leases and higher credit losses. The United States and Canada segment first nine months 2024 EBT of $1,022 million was $221 million higher than first nine months 2023, explained primarily by higher financing margin and favorable volume and mix, offset partially by unfavorable lease residual performance, and higher credit losses.

Europe Segment

The Europe segment third quarter 2024 EBT of $149 million was $71 million higher than third quarter 2023, explained primarily by a realized gain on accumulated foreign currency translation from restructuring. The Europe segment first nine months 2024 EBT of $309 million was $40 million higher than first nine months 2023, explained primarily by a realized gain on accumulated foreign currency translation from restructuring and higher net financing margin, offset partially by lower wholesale volume, non-recurrence of credit loss reserve releases, and higher restructuring costs.

All Other Segment

The All Other segment third quarter 2024 EBT of $21 million was flat compared to third quarter 2023. The All Other segment first nine months 2024 EBT of $51 million was $19 million lower than first nine months 2023, explained primarily by higher credit losses and lower volume.

Unallocated Other

Unallocated Other was a $87 million loss for third quarter 2024, a $89 million deterioration from third quarter 2023 explained primarily by negative derivative market valuation adjustments compared to prior year. Unallocated Other was a $169 million loss for first nine months 2024, a $71 million deterioration from first nine months 2023, explained primarily by an increase in negative derivative market valuation adjustments compared to prior year.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln brand sales, wholesale financing share of new Ford and Lincoln brand vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Share of Ford and Lincoln Sales (a)
United States	50%	55%	50%	55%
Canada	67	70	70	69
United Kingdom	34	31	34	31
Germany	33	42	32	41
China	34	19	38	22

Wholesale Share
United States	71%	71%	71%	71%
United Kingdom	100	100	100	100
Germany	89	91	88	90
China	72	71	71	71

Contract Placement Volume - New and Used (000)
United States	210	231	607	670
Canada	32	43	89	110
United Kingdom	23	20	69	57
Germany	14	18	41	52
China	25	11	73	40
__________
(a)United States and Canada exclude fleet sales, other markets include fleet sales.

United States and Canada contract placement volumes in the third quarter of 2024 were higher than a year ago, reflecting higher Ford Credit share and Ford deliveries. United Kingdom contract placement volumes in the third quarter of 2024 were lower than a year ago, reflecting lower Ford deliveries and lower Ford Credit share. Germany contract placement volumes in the third quarter of 2024 were higher than a year ago, reflecting higher Ford Credit financing share. China contract placement volumes in the third quarter of 2024 were lower than a year ago, reflecting lower Ford Credit share and Ford deliveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2023	December 31, 2023	September 30, 2024
Net Receivables
United States and Canada Segment
Consumer financing	$60.2	$62.2	$67.2
Non-Consumer financing	21.7	25.4	28.8
Net investment in operating leases	20.1	20.1	20.9
Total United States and Canada Segment	$102.0	$107.7	$116.9

Europe Segment
Consumer financing	$11.0	$11.7	$12.7
Non-Consumer financing	8.0	8.3	7.9
Net investment in operating leases	0.2	0.3	0.3
Total Europe Segment	$19.2	$20.3	$20.9

All Other Segment
Consumer financing	$3.5	$3.6	$2.9
Non-Consumer financing	1.6	1.6	1.5
Net investment in operating leases	—	—	—
Total Other Segment	$5.1	$5.2	$4.4

Total net receivables	$126.3	$133.2	$142.2

At September 30, 2023, December 31, 2023, and September 30, 2024, total net receivables includes consumer receivables before allowance for credit losses of $45.2 billion, $46.0 billion, and $48.7 billion, respectively, and non-consumer receivables before allowance for credit losses of $17.7 billion, $21.3 billion, and $23.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2023, December 31, 2023, and September 30, 2024, total net receivables includes net investment in operating leases of $10.6 billion, $11.2 billion, and $13.3 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2023 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at September 30, 2024 were $15.9 billion and $9.0 billion higher compared with September 30, 2023 and December 31, 2023, respectively, explained primarily by higher consumer and non-consumer financing and a larger lease portfolio.

Our operating lease portfolio was 15% of total net receivables at September 30, 2024. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Origination Metrics
Retail & lease average placement FICO	757	755	755	756
Retail & lease higher risk portfolio mix	4%	3%	4%	4%
Retail greater than or equal to 84 months placement mix	8%	9%	8%	7%
Retail average placement term (months)	63	65	62	65

Our third quarter 2024 average placement FICO score decreased compared with the same period a year ago and remains strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 3% of our portfolio and has been stable for over 15 years.

During the third quarter of 2024, our average retail financing placement term was higher compared to a year ago. Retail financing contract mix of 84 months and longer in the third quarter increased compared to a year ago and continue to be a small part of our business. We remain focused on managing the trade cycle – building customer relationships and loyalty while offering financing products and terms that customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 71% of our worldwide consumer finance receivables at September 30, 2024.

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.19%	0.19%	0.17%	0.19%
Repossessions (000)	4	6	12	16
Repossession ratio	0.89%	1.15%	0.83%	1.07%
Loss severity (000) (a)	$12.7	$16.4	$11.4	$15.7
Net charge-offs ($M)	$50	$87	$121	$214
LTR ratio (%) (b)	0.38%	0.57%	0.32%	0.48%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Repossession ratio increased from a year ago. From 2017 through 2019, full year repossession ratio averaged 1.26%. Loss severity increased from a year ago, reflecting higher average amount financed as well as lower auction values. Third quarter 2024 LTR ratio of 0.57% increased from a year ago, reflecting increased loss severity and higher repossessions. From 2017 through 2019, full year LTR ratio averaged 0.56%.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Net charge-offs ($M)	$68	$114	$165	$290
LTR ratio (%) (a)	0.25%	0.37%	0.21%	0.32%
Credit loss reserve ($M)	$876	$862
Reserve as percent of EOP Receivables (a)	0.80%	0.68%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the third quarter of 2024 increased from a year ago.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at September 30, 2024 is lower than a year ago, reflecting improvement in the macroeconomic outlook, offset partially by an increase in consumer receivables. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Brand Operating Leases

The following table shows share of Ford and Lincoln brand retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 74% of our total net investment in operating leases at September 30, 2024.

	Third Quarter		First Nine Months
	2023	2024	2023	2024
Lease Share of Retail Sales
Ford Credit	13%	15%	12%	14%
Industry (a)	20%	24%	20%	24%

Placement Volume (000)
24-Month	9	12	24	31
36-Month	34	39	78	88
39-Month / Other	5	9	27	39
Total	48	60	129	158

Residual Performance
Return rates	29%	55%	24%	51%
Return volume (000)	19	26	49	78
Off-lease auction values (b)	$31,685	$31,265	$31,980	$29,770
__________
(a)Source: J.D. Power PIN.
(b)36-month off-lease auction values; quarterly amounts at Q3 2024 mix; YTD amounts at 2024 YTD mix.

Our United States operating lease share of retail sales in the third quarter of 2024 was higher compared with a year ago and remains below the industry average. Our third quarter 2024 total lease placement volume was up compared with a year ago, reflecting higher Ford Credit lease share and higher Ford retail sales.

Lease return volume and return rate in the third quarter of 2024 were higher than a year ago. Our third quarter 2024 36-month off-lease auction values were down 1% from the prior year. We are planning for full-year 2024 auction values to continue to decline consistent with industry and third-party estimates. We expect return rates to increase as auction values decline. As of September 30, 2024, electric vehicles comprised about 7% of our U.S. operating leases and similar balloon payment products where the customer may return financed vehicles to us.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets, and ended the third quarter of 2024 with $29.6 billion of liquidity, up $3.9 billion from year-end. We continue to have robust access to capital markets, completing $29 billion of public term issuances through October 25, 2024.

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

The following table shows funding for our net receivables (in billions):

Funding Structure	September 30, 2023	December 31, 2023	September 30, 2024
Term unsecured debt	$50.7	$54.1	$61.7
Term asset-backed securities	55.9	58.0	56.3
Retail Deposits / Ford Interest Advantage	16.3	17.2	18.7
Other	2.2	1.4	0.1
Equity	12.6	13.4	14.0
Cash	(11.4)	(10.9)	(8.6)
Total Net Receivables	$126.3	$133.2	$142.2

Securitized Funding as a percent of Total Debt	45.5%	44.9%	41.2%

Net receivables of $142.2 billion at September 30, 2024, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 41.2% as of September 30, 2024.

Public Term Funding Plan

The following table shows our issuances for full year 2022 and 2023, planned issuances for full year 2024, and our global public term funding issuances through October 25, 2024, excluding short-term funding programs (in billions):

	2022 Actual	2023 Actual	2024 Forecast	Through October 25
Unsecured	$6	$14	$ 16 - 19	$16
Securitizations	10	14	14 - 16	13
Total public	$16	$28	$ 30 - 35	$29

For 2024, we now project full year public term funding in the range of $30 billion to $35 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	September 30, 2023	December 31, 2023	September 30, 2024
Liquidity Sources
Cash	$11.6	$10.9	$8.6
Committed asset-backed facilities	42.3	42.9	44.6
Other unsecured credit facilities	2.4	2.4	1.8
Total liquidity sources	$56.3	$56.2	$55.0

Utilization of Liquidity
Securitization and restricted cash	$(2.9)	$(2.8)	$(3.1)
Committed asset-backed facilities	(25.8)	(27.5)	(22.5)
Other unsecured credit facilities	(0.7)	(0.4)	(0.1)
Total utilization of liquidity	$(29.4)	$(30.7)	$(25.7)

Available liquidity	$26.9	$25.5	$29.3
Other adjustments	0.1	0.2	0.3
Net liquidity available for use	$27.0	$25.7	$29.6

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2024, our net liquidity available for use was $29.6 billion, $3.9 billion higher than year-end 2023, primarily reflecting strong access to public funding markets resulting in lower utilization of committed asset-backed facilities. At September 30, 2024, our liquidity sources totaled $55.0 billion, down $1.2 billion from year-end 2023, primarily explained by lower cash due to higher receivables.

Cash.  At September 30, 2024, our cash totaled $8.6 billion, compared with $10.9 billion at year-end 2023.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from overnight to six months, and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $2.8 billion and $3.1 billion at December 31, 2023 and September 30, 2024, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At September 30, 2024, our committed capacity totaled $46.4 billion, compared with $45.3 billion at December 31, 2023. Our committed capacity is primarily comprised of committed asset-backed facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $44.6 billion ($27.7 billion of retail financing, $10.2 billion of operating leases, and $6.7 billion of wholesale financing) at September 30, 2024. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $15.2 billion having maturities within the next twelve months and the remaining balance having maturities through third quarter 2026. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2024, $22.5 billion of these commitments were in use and we had $0.2 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of September 30, 2024, FCE Bank plc (“FCE”) had liquidity of £249 million (equivalent to $334 million) in the form of eligible collateral available for use in the monetary policy programs of the Bank of England. In addition, Ford Bank GmbH (“Ford Bank”) had liquidity of €347 million (equivalent to $388 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At September 30, 2024, we and our subsidiaries had $1.8 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At September 30, 2024, $1.7 billion was available for use.

At September 30, 2024, all £685 million (equivalent to $918 million) was available for use under the FCE Credit Agreement and all €210 million (equivalent to $235 million) was available for use under the Ford Bank Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2027.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. In addition, both the FCE Credit Agreement and the Ford Bank Credit Agreement include certain sustainability-linked targets, pursuant to which the applicable margin may be adjusted if Ford achieves, or fails to achieve, the specified targets. Ford outperformed the 2023 targets for all three of the sustainability-linked metrics.

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

The following table shows the calculation of our financial statement leverage (in billions):

	September 30, 2023	December 31, 2023	September 30, 2024
Leverage Calculation
Debt	$122.9	$129.3	$136.7
Equity	$12.6	$13.4	$14.0
Financial statement leverage (to 1)	9.7	9.7	9.7

We plan our leverage by considering market conditions and the risk characteristics of our business. At September 30, 2024, our financial statement leverage was 9.7:1. We target financial statement leverage in the range of 9:1 to 10:1.

During the third quarter and first nine months of 2024, we paid $175 million and $325 million, respectively, in cash distributions to our parent.

Outlook

We now expect full year 2024 EBT of about $1.6 billion.

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

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2024, all else constant, such a decrease in interest rates would decrease our pre-tax cash flow by $103 million over the next 12 months, compared with a decrease of $78 million at December 31, 2023. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2024, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	October 28, 2024