Form 10-K
period 2024-12-31
FORD MOTOR CREDIT CO LLC
filed 2025-02-06
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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

Exhibit Index begins on page 66

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024
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

Our website and its content are not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K Report” or “Report”) nor filed with the SEC.

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

Item 1. Business (Continued)
United States and Canada Segment

Our United States and Canada segment represented 81% and 83% of total net receivables at year-end 2023 and 2024, respectively. Our United States operations accounted for 88% and 89% of the United States and Canada segment total net receivables at year-end 2023 and 2024, respectively.

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

Europe Segment

The Europe segment represented 15% and 14% of total net receivables at year-end 2023 and 2024, respectively. Our operations in Europe are managed primarily through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), and a Germany-based subsidiary, Ford Bank GmbH (“Ford Bank”), providing a variety of retail and dealer financing. FCE operates in the United Kingdom, and has active branches in France, Spain, and Ireland, as well as an operating subsidiary in Italy. The United Kingdom and Germany are our largest markets in Europe, representing 58% and 62% of Europe segment net receivables at year-end 2023 and 2024, respectively. Customers and dealers in Italy, France, and Spain were 35% of Europe segment net receivables at both year-end 2023 and 2024. FCE, through its Worldwide Trade Financing division, provides wholesale finance for vehicles and parts in about 60 countries. Typically, this includes direct markets where there is no National Sales Company but also in other markets where there is not a traditional Ford Credit financing solution. This represented 2% and 1% of Europe segment net receivables at year-end 2023 and 2024, respectively. In addition, other private label operations and alternative business arrangements exist in some markets. Affiliates in Poland, Belgium, Switzerland, the Czech Republic, and Hungary have ceased originations.

All Other Segment

Our All Other segment includes operations in Mexico, China, and a joint venture in South Africa. We have ceased our operations in Brazil, Argentina, and India. This segment represented 4% and 3% of total net receivables at year-end 2023 and 2024, respectively. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity, or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Ford’s 2024 Form 10-K Report”), filed separately with the SEC.

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

Retail Financing

The amount we pay for a retail installment sale contract is based on a negotiated vehicle purchase price agreed to between the dealer and the retail customer, less vehicle trade-in allowance or down payment from the customer and special marketing cash payments offered by Ford Credit and Ford, plus any additional products, such as insurance and extended service plans, that are included in the contract. The net purchase price owed by the customer typically is paid over a specified number of months with interest at a fixed rate.

Item 1. Business (Continued)
We offer a variety of retail installment sale financing products. The average original term of our retail installment sale contracts in the United States was 63 months and 65 months for contracts purchased in 2023 and 2024, respectively. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations.

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

In the United States, operating lease terms for new vehicles range primarily from 24 to 48 months. The average original lease term for contracts purchased was 34 months and 35 months for 2023 and 2024, respectively.

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

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 73 days in 2024 compared with 54 days in 2023, due to increased dealer inventory levels. Our wholesale financing program includes financing of large multi-brand dealer groups.

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

Marketing and Special Programs

We market our financing products and services to automotive dealers and customers. We demonstrate to dealers the value of a business relationship with us by supporting them to achieve their sales and loyalty objectives. We advocate for exceptional customer experiences, assisting with training and support that drives a consistent sales process. Our marketing strategy is based on our belief that we can better assist customers and dealers by being a responsible lender who understands their wants and needs. We are knowledgeable automotive and financial professionals offering dealers personal attention and interaction. We demonstrate our commitment to dealer relationships by offering marketing support materials, performance consulting, and performance reporting and analysis. We aspire to provide a full range of automotive financing products coupled with consistent and personalized support to help dealers achieve their goals. We promote increased dealer transactions using a number of programs globally, such as incentives, bonuses, contests, and selected program and rate adjustments.

Item 1. Business (Continued)
We promote our retail financing products primarily through credit offers to prospective customers, point-of-sale information, and ongoing communications with existing customers. Our communications to these customers promote the advantages of our financing products, the availability of special plans and programs, and the benefits of affiliated products, such as extended warranties, service plans, insurance coverage, gap protection, and excess wear and use waivers. We also emphasize the quality of our customer service and the ease of making payments and transacting business with us. Through our website (www.ford.com/finance) and our Ford Credit Mobile application, we offer industry-leading account management services that allow customers to explore financing options, seamlessly set up and manage loan and lease payments, proactively stay up-to-date on their accounts, and request support all via self-service.

We also market our non-consumer financing services with a specialized group of employees who make direct sales calls on dealers and, often at the request of such dealers, on potential high-volume commercial customers. This group also uses various materials to explain our flexible programs and services specifically directed at the needs of commercial and fleet vehicle customers.

Servicing

Consumer Financing

After we purchase retail financing contracts and operating leases, we manage the contracts during their contract terms. This management process is called servicing. We service the finance receivables and operating leases we originate and purchase. Our servicing duties include the following:

•Applying monthly payments from customers;
•Maintaining a security interest in the financed vehicle;
•Providing billing statements to customers;
•Responding to customer inquiries;
•Releasing our security interest on paid-off finance contracts;
•Contacting delinquent customers for payment;
•Arranging for the repossession of vehicles; and
•Selling repossessed and returned vehicles.

Customer Payment Operations. Customers may make payments through electronic payment services, a direct debit program, a telephonic payment system, or by mailing checks to a bank for deposit in a lockbox account.

Collections. We design our collection strategies and procedures to keep accounts current and to collect on delinquent accounts. We employ a combination of proprietary and non-proprietary tools to assess the probability and severity of default for all of our finance receivables and operating leases and implement our collection efforts based on our determination of the credit risk associated with each customer. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, contracts are categorized by collection risk. In the United States, our centralized collection operations are supported by auto-dialing technology and proprietary collection and workflow operating systems. Through our auto-dialer program and our monitoring and call log systems, we target our efforts on contacting customers about missed payments and developing satisfactory solutions to bring accounts current.

Supplier Operations. We engage vendors to perform some of our servicing processes. These processes include depositing monthly payments from customers, monitoring, processing, and storing documents and certificates of title that reflect the perfection of security interests and ownership in financed and leased vehicles, imaging of contracts and electronic data file maintenance, storing and processing paper and electronic contracts, generating and sending billing statements and other written communications to customers, providing telephonic payment systems for retail customers, handling of some inbound and outbound collections calls, bankrupt account handling, and recovering deficiencies for selected accounts.

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

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income, but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenue in both 2023 and 2024.

Item 1. Business (Continued)
Human Capital Resources

People Strategy and Governance

We strive to create an employee experience that enables an inclusive environment of excellence, focus, and collaboration among team members, allowing us to deliver short- and long-term business success. Our ultimate parent, Ford Motor Company, maintains an Executive People Forum consisting of the Chief Executive Officer and top leadership team that meets monthly with a specific focus on people and organizational topics that will enable and accelerate delivery of the Ford+ plan. Key topic areas include Compensation & Retention; Organization Design; Talent Planning & Development; and Inclusion and Culture.

Ford’s Board of Directors and Board committees provide important oversight on human capital matters, including items discussed at the Executive People Forum. The Compensation, Talent and Culture Committee maintains responsibility to review, discuss, and set strategic direction for various people-related business strategies, including: compensation and benefit programs, leadership succession planning, inclusive culture, and talent development programs. The Sustainability, Innovation and Policy Committee is responsible for discussing and advising management on maintaining and improving sustainability strategies, the implementation of which creates value consistent with the long-term preservation and enhancement of shareholder value and social wellbeing, including human rights, working conditions, and responsible sourcing. Collective recommendations to the Board and its committees are an important part of how we proactively manage our human capital and create an employee experience that allows employees and our organization to thrive.

Employee Health and Safety

Nothing is more important than the health, safety, and wellbeing of our employees, and we consistently strive to achieve world-class levels of safety, through the application of sound policies and best practices. We maintain a robust safety culture designed to reduce workplace injuries, supported by effective communication, reporting, and external benchmarking.

Building a Diverse and Inclusive Workplace

At Ford and Ford Credit, we are committed to supporting and sustaining a respectful and inclusive workplace for all employees. We believe this empowers every person to do their best work and ultimately achieve the Ford+ plan. We actively recruit and hire the best talent and are proud that our workforce is made up of people with different backgrounds, perspectives, and experiences so we can deliver the best products and services for our customers around the world.

We offer 10 global Employee Resource Groups (“ERGs”) that represent various dimensions of our employee population, including race, ethnicity, gender, religion, LGBTQ+, disability, veterans, and generation with chapters throughout the world. All ERGs are open to all employees and are instrumental in providing a voice to our global workforce, while also providing valuable insights into the employee experience and product and service development.

Ford and Ford Credit work to strengthen collaboration across their organizations by embedding inclusion in the leadership behaviors that support the Ford operating system. We also leverage the benefit of diversity by listening to the voices of our employees and stakeholders, which strengthen our workplace, systems, and offerings and ultimately drive value for the business.

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

Item 1. Business (Continued)
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
Competitive Benefit Programs

We provide employees with a competitive, comprehensive and flexible set of benefits and resources to support their financial, social, mental/emotional, physical, and professional health. Our comprehensive global benefits programs are designed to attract and retain top talent worldwide. These programs include a wide range of resources and solutions to educate, empower, and support individual and organizational goals while being tailored to local regulations and employee needs across our diverse global workforce, This comprehensive approach is integral to our total rewards strategy, addressing business and employee challenges through a multi-channel approach that provides diverse populations and global regions with flexible options to meet their specific goals.

We use data-driven insights gathered through surveys, focus groups, and claims data to understand employee challenges and prioritize our programs and resources. Our benefits are regularly reviewed and adjusted to remain competitive within our respective markets and reflect evolving employee expectations. We are committed to creating an environment where employees and People Leaders care for each other as we deliver Ford+.

Employee Sentiment Strategy

We gather feedback from our employees through a variety of channels throughout the year. Our approach is designed to capture sentiment and make it actionable for managers, leadership, and for the teams designing the tools, processes, and policies that impact the employee experience. We use a mix of annual and real-time surveys designed to understand employee sentiment in areas such as: people leader effectiveness, job satisfaction, inclusion, wellbeing, overall satisfaction, strategy and execution, and Ford Operating System behaviors.

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

Employment Data

We employed approximately 6,000 individuals worldwide at both year-end 2023 and 2024. Most of our employees are salaried and are not represented by a union.

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

Item 1. Business (Continued)
International

In some countries outside the United States, some of our subsidiaries, including FCE and Ford Bank, are regulated and/or licensed banking institutions and are required, among other things, to maintain minimum capital and liquidity. FCE is authorized by the U.K. Prudential Regulation Authority (“PRA”) and regulated by the U.K. Financial Conduct Authority and the PRA to carry on a range of regulated activities within the United Kingdom. Ford Bank is authorized by the European Central Bank and regulated by both the German Bundesbank and the German Federal Supervisory Authority. In many locations where we operate, governmental authorities require us to obtain equivalent licenses or appropriate permissions to conduct our business.

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

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2024 periods.

More information about agreements between us and Ford and other affiliates is contained in our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non-Consumer Financing - Other Financing,” and the description of Ford’s business in Ford’s 2024 Form 10-K Report.

ITEM 1A. Risk Factors.

We have listed below the material risk factors applicable to Ford or Ford Credit grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; and Legal and Regulatory Risks. We have a global business, and conditions in our industry and the regions where we operate and sell our products and services may change quickly. Accordingly, institutional stability is crucial to businesses like Ford and Ford Credit as we make hiring and investment decisions, as well as to the smooth functioning of financial markets on which we depend. Rapid policy change in our home market, the United States, is creating uncertainty in Ford and Ford Credit’s operations and business outlook, and may remain a source of volatility in the future.

Operational Risks

Ford’s long-term success depends on delivering the Ford+ plan, including improving cost competitiveness. Ford previously announced its plan for growth and value creation – Ford+. Ford+ is Ford’s plan to thrive at the intersection of great vehicles, iconic brands, and innovative software and service, building Ford into a higher growth, higher margin, more capital efficient, and more durable company. The Ford+ plan is designed to leverage Ford’s foundational strengths with enhanced capabilities – enriching customer experiences and deepening loyalty. As Ford progresses this transformation of its business, it must integrate its strategic initiatives into a cohesive business model, and balance competing priorities, or it will not be successful. To facilitate this transformation, Ford is making substantial investments, recruiting new talent, and modernizing and optimizing its business model, management system, and organization. Ford’s strategy involves providing customers freedom of choice to select the powertrain that best suits their needs and maintaining manufacturing flexibility at Ford to meet shifting customer demand. Accordingly, maintaining discipline in its capital allocation continues to be important, as a strong core business and a balance sheet that provides the flexibility to invest in these opportunities are critical to the success of the Ford+ plan. If Ford is unable to optimize its capital allocation among vehicles (and propulsion systems among its vehicles), services, technology, and other calls on capital, make sufficient and timely progress to become competitive on cost and quality and ensure that progress is sustainable, or it is otherwise not successful in executing Ford+ (or is delayed for reasons outside of its control), Ford may not be able to realize the full benefits of its plan, which could have an adverse effect on its financial condition or results of operations. Furthermore, if Ford fails to make progress on its plan at the pace that shareholders expect, it may lead to an increase in shareholder activism, which may disrupt the conduct of Ford’s business and divert management’s attention and resources.

Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of Ford’s vehicles and services and reduce the costs associated therewith could continue to have an adverse effect on its business. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Ford may also be obligated to remedy defects or potentially recall its vehicles due to defective components provided to it by its suppliers, arising from their quality issues or otherwise. The National Highway Traffic Safety Administration’s (“NHTSA”) enforcement strategy has resulted in significant civil penalties being levied and the use of consent orders, including at Ford, requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a trend that could continue. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production. For example, NHTSA and the automotive industry are currently engaged in a study of the safety of approximately 56 million Takata desiccated airbag inflators in the United States. Of these, approximately three and a half million of the inflators are in Ford vehicles. In addition, NHTSA is considering action related to 52 million vehicles containing inflators from ARC Automotive and Delphi Automotive in the United States. Ford has 2.5 million vehicles within this population. Should NHTSA determine that these inflators contain a safety defect, Ford and other manufacturers could potentially face significant incremental recall costs. Further, to the extent recall and customer satisfaction actions relate to defective components Ford receives from suppliers, Ford’s ability to recover from the suppliers may be limited by the suppliers’ financial condition.

Ford accrues the estimated cost of both base warranty coverages and field service actions at the time a vehicle is sold, and it reevaluates the adequacy of its accruals on a regular basis. In addition, from time to time, Ford issues extended warranties at its expense, the estimated cost of which is accrued at the time of issuance. The impact of such accruals will be reflected in Ford’s results of operations for the period in which the accrual is made, which could cause variability in Ford’s quarterly performance, while the cash flow impact may be reflected in a later period or periods. For

Item 1A. Risk Factors (Continued)
additional information regarding warranty and field service action costs, including Ford’s process for establishing its reserves, see “Critical Accounting Estimates” in Item 7 and Note 24 of the Notes to the Financial Statements in Ford’s 2024 Form 10-K Report. If warranty costs are greater than anticipated as a result of increased vehicle and component complexity, the adoption of new technologies, the time it takes to improve the quality of Ford’s products and services (or if such efforts are unsuccessful), implementation of additional remedies in the event the initial one is ineffective or parts are unavailable, or otherwise (including as a result of higher repair costs driven by inflation or other economic factors), such costs could continue to have an adverse effect on Ford’s financial condition or results of operations. Furthermore, launch delays, recall actions, and increased warranty costs have adversely affected and could continue to adversely affect Ford’s reputation or the public perception and market acceptance of Ford’s products and services as discussed below under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced.” In an effort to improve quality, Ford has slowed down and may continue to slow down launches, which may result in lost sales, revenue, and profits, and could have an adverse effect on its financial condition, or results of operations. From time to time, Ford’s inventory levels may be higher due to a number of different factors, including as a result of vehicles on hold for quality control, which may cause Ford to incur additional costs associated with those vehicles, e.g., repair costs for weather-related damage.

Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to timely acquire key components or raw materials can disrupt Ford’s production of vehicles. Ford’s products contain components that it sources globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in Ford’s supply chain or a supplier is unable to deliver a component to Ford in accordance with Ford’s specifications, because of a production issue, limited availability of materials, shipping problems, restrictions on transactions with certain countries or companies, or other reason, and the component cannot be easily sourced from a different supplier, or Ford is unable to obtain a component on a timely basis, the shortage may disrupt Ford’s operations or increase its costs of production.

For the production of Ford’s electric vehicles, Ford is dependent on the supply of batteries and the raw materials (e.g., lithium, cobalt, and nickel) used by its suppliers to produce those batteries. As Ford increases its production of electric vehicles, Ford expects its need for such materials to increase significantly. At the same time, other companies are increasing their production of electric vehicles, which will further increase the demand for such raw materials. As a result, Ford may be unable to acquire raw materials needed for electric vehicle production in sufficient amounts that are responsibly sourced or at reasonable prices. As described below under “To facilitate access to the raw materials and other components necessary for the production of electric vehicles, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast” as well as in the Liquidity and Capital Resources section in Item 7 in Ford’s 2024 Form 10-K Report, Ford has entered into and it may, in the future, enter into offtake agreements and other long-term purchase contracts that obligate Ford, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from certain raw materials suppliers. In the event the supplier under those agreements or any of Ford or its suppliers’ raw material supply contracts is unable to deliver sufficient quantities of raw materials needed for Ford or its suppliers’ production operations, e.g., if a mine does not produce at expected levels, or the raw materials do not otherwise satisfy Ford’s requirements, and Ford or its suppliers are unable to find an alternative resource with sufficient quantities, at reasonable prices, responsibly sourced (e.g., in compliance with the Uyghur Forced Labor Prevention Act and similar regulations and standards), and in a timely manner, it could impact Ford’s ability to produce electric vehicles.

A shortage of, or Ford’s inability to acquire or find adequate suppliers of, key components or raw materials as a result of disruptions in the supply chain, import and export bans on tariffs imposed by the U.S. or foreign governments, capacity constraints, limited availability, competition for those items within the automotive industry and other sectors, or otherwise can cause a significant disruption to Ford’s production schedule and have a substantial adverse effect on Ford’s financial condition or results of operations. Further, as a result of lower-than-anticipated industrywide electric vehicle adoption rates or otherwise, suppliers of such raw materials or components may become distressed.

Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, public health issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors. A work stoppage or other limitation on production has occurred, and could in the future occur, at Ford’s facilities, at a facility in its supply chain, or at one of its logistics providers for any number of reasons, including as a result of labor issues, such as shortages of available employees, disputes under existing collective bargaining agreements with labor unions or in

Item 1A. Risk Factors (Continued)
connection with negotiation of new collective bargaining agreements, absenteeism, public health issues (e.g., COVID), stay-at-home orders, or in response to potential restructuring actions (e.g., plant closures); as a result of supplier financial distress or other production constraints, such as limited quantities of components or raw materials, quality issues, capacity limitations, or other difficulties; as a result of a natural disaster (including climate-related physical risk); social unrest; cybersecurity incidents; or for other reasons. A suspension or substantial curtailment of Ford’s manufacturing operations could have a significant adverse effect on Ford’s financial condition and results of operations, as was the case in 2020, when, consistent with actions taken by governmental authorities, Ford idled its plants in regions around the world. The duration of a suspension of manufacturing operations and a return to Ford’s full production schedule will vary. Ford’s Ford Blue, Ford Model e, and Ford Pro operations generally do not realize revenue while its manufacturing operations are suspended, but Ford continues to incur operating and non-operating expenses, resulting in a deterioration of its cash flow. Accordingly, any significant future disruption to Ford’s production schedule, regionally or globally, whether as a result of its own or a supplier’s suspension of operations, could have a substantial adverse effect on Ford’s financial condition, liquidity, and results of operations. Moreover, Ford’s supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations triggered by a shutdown of operations.

The limited availability of components, labor shortages, public health emergencies, and supplier operating issues have led to intermittent interruptions in Ford’s supply chain and an inconsistent production schedule at its facilities. This has exacerbated the disruption to Ford’s suppliers’ operations, which, in turn, has led to higher costs and production shortfalls. As a result of this disrupted production schedule, Ford has received and continues to receive claims from its supply base for reimbursement of costs beyond the original agreed terms. Upon receipt, Ford evaluates those claims, and, in certain circumstances, has made payments to its suppliers, and this trend may continue.

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

Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or business strategies or the benefits may take longer than expected to materialize. Ford has invested in, formed strategic alliances with, and announced or formed joint ventures with a number of companies, and it may expand those relationships or enter into similar relationships with additional companies. These initiatives typically involve enormous complexity, may require a significant amount of capital, and may involve a lengthy regulatory approval process. As a result, Ford may not be able to complete anticipated transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, Ford may not successfully integrate an alliance or joint venture with its operations, including the implementation of its controls, systems, procedures, and policies, Ford may be unable to retain key employees, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between Ford and the other party. Further, to the extent Ford shares ownership, control, or management with another party in a joint venture, Ford’s ability to influence the joint venture may be limited, and Ford may be unable to prevent misconduct or implement its compliance or internal control systems. Moreover, negative publicity, government investigations, or litigation involving a company with which Ford has a business or supply relationship may have an adverse effect on Ford’s reputation. In order to secure critical materials for production of electric vehicles, Ford has entered into and may, in the future, enter into offtake agreements and other long-term purchase

Item 1A. Risk Factors (Continued)
contracts with raw materials suppliers and make investments in certain raw material and battery suppliers; however, Ford may not realize the anticipated benefits of these actions and its efforts to have such suppliers, particularly those in less developed markets, adopt Ford’s sustainability and other standards may be unsuccessful, which could have an adverse impact on Ford’s reputation. In addition, the implementation of a new or different business strategy may lead to the disruption of Ford’s existing business operations, including distracting management from current operations. For example, Ford’s efforts to evaluate and implement alternative distribution models and channels for its products and services from those it has traditionally used may be challenged or may not succeed or be as successful as its historical arrangements. External factors may also impact the success of Ford’s initiatives. For example, Ford’s business and strategy are susceptible to tensions in U.S.-China relations and the rapid development of the Chinese electric vehicle industry, with domestic Chinese producers exporting to some key markets in which Ford operates. In addition, as Ford implements its strategy to provide customers freedom of choice to select the powertrain that best suits their needs and maintain manufacturing flexibility to meet shifting customer demand, Ford has in the past taken, and may in the future take, actions such as not fully utilizing or reducing the capacity of its existing or future plants, reducing production hours or shifts, cancelling programs, or delaying launches, and Ford may become subject to claims by suppliers or other parties, incur charges related to impairments, asset write-downs, or inventory adjustments, or lose or become obligated to repay incentives as a result. For example, Ford has taken, and may in the future take, such actions to better match the pace of electric vehicle adoption, which has been lower than anticipated industrywide. Results of operations from new activities may be lower than its existing activities, and, if a strategy is unsuccessful, Ford may not recoup its investments, which may be significant, in that strategy. Further, as Ford’s strategy evolves in an area, Ford may be unable to utilize or redeploy its existing assets or investments in that or other areas, which may lead to impairments and other cash and non-cash charges. Moreover, Ford may continue to have financial exposure following a strategic divestiture or cessation of operations in a market. Failure to successfully and timely realize the anticipated benefits of the transactions or strategies described herein could have an adverse effect on Ford’s financial condition or results of operations.

Ford may not realize the anticipated benefits of restructuring actions and such actions may cause Ford to incur significant charges, disrupt its operations, or harm its reputation. Ford continually reviews and evaluates its business to find opportunities to make its operations more efficient and reduce costs. In doing so, Ford has taken, and may in the future take, restructuring actions, such as strategic divestitures or ceasing of operations in a market, particularly for those businesses where a path to sustained profitability is not feasible in light of the capital allocation requirements or for other reasons. Ford’s plans for implementing such actions may be accelerated by shifting industry dynamics and new entrants to its industries with which it must compete. These actions may include employee separations, a reduced footprint (e.g., plant closures or smaller operations at existing plants or plants that are not yet on-line), operating its plants at less than full capacity (e.g., reducing shifts), or cancelling products or programs. Such restructuring actions have caused Ford and may in the future cause it to incur significant costs; record impairments or other charges; subject it to potential claims from employees, suppliers, dealers, other counterparties, or governmental authorities (including a reduction or clawback of incentives); disrupt its operations; distract management from current operations; or harm its reputation. Further, Ford may not realize the expected benefits of such restructuring actions (e.g., anticipated cost savings), such benefits may be delayed, or market dynamics or other factors may have evolved such that it cannot obtain the original intended results of an action.

Failure to develop and deploy secure digital services that appeal to customers and grow Ford’s subscription rates could have a negative impact on Ford’s business. A growing part of Ford’s business involves connectivity, digital and physical services, and integrated software services, and Ford is devoting significant resources to develop this business. Further, Ford has announced its plans and expectations to grow subscription rates and for integrated services to become a larger portion of its revenue and earnings. If Ford does not develop, deliver, and make available technologies that customers can easily adopt and use, fails to generate sufficient demand for its integrated software and digital services, or if customers do not opt to activate the modems in its vehicles, which would hinder Ford’s ability to offer and sell such services, Ford may not grow revenue in line with the costs it is investing or achieve profitability on its increasingly digitally-connected products. For additional discussion on the market acceptance of Ford’s services, see below under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced.”

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

Item 1A. Risk Factors (Continued)
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

Sophisticated software integration may have issues that can unexpectedly interfere with the intended operation of hardware or other software products and services. In addition, the services Ford offers can have quality issues and may, from time to time, experience outages, service slowdowns, or errors. As a result, these services may not always perform as anticipated and may not meet customer expectations. There can be no assurance Ford will be able to detect and remedy all issues and defects in the hardware, software, and services it offers, or successfully deliver over-the-air (“OTA”) updates. Failure to do so on a timely basis could result in widespread technical and performance issues affecting Ford’s products and services. For additional discussion on the risks associated with defects and quality issues, see above under “Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs or delays in new model launches, and the time it takes to improve the quality of Ford’s vehicles and services and reduce the costs associated therewith could continue to have an adverse effect on its business.”

Ford continues to increase the number of BlueCruise (Ford’s hands-free highway driving system) enabled vehicles on the road and its growth and expansion remains an important part of Ford’s strategy. Ford also faces substantial competition in that area. In addition, autonomous vehicle and driver assist technologies, including BlueCruise, continue to be scrutinized by government regulators and consumers, and actual or perceived failures or misuse of these technologies and features have led to government investigations and inquiries, including of Ford. Such negative publicity of Ford’s products or those of its competitors could undermine consumer trust and negatively impact Ford’s subscription rates. If Ford is unable to successfully develop and grow BlueCruise and other subscription services or build and maintain consumer trust in those offerings, it may be unable to recoup the investments it has made in those technologies and it could negatively impact Ford’s reputation, financial condition, and results of operations.

The actions of end users are generally beyond Ford’s control and some users may engage in fraudulent or abusive activities that involve Ford’s digital services. These include unauthorized use of accounts through stolen credentials, failure to pay for services accessed, or other activities that violate Ford’s terms of service. While Ford has implemented security measures intended to prevent unauthorized access to its digital services and related information systems, malicious entities have and will continue to attempt to gain unauthorized access to them. If Ford’s efforts to detect such violations or its actions to control these types of fraud and abuse are not effective or timely, it may have an adverse effect on its financial condition, results of operations, or reputation. For further information, see below under “Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers, and dealers.”

Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints. The vast majority of the hourly employees in Ford’s manufacturing operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. These agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of income security, subject to certain conditions. Based on Ford’s current contracts with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America in the United States and Unifor in Canada ratified in 2023, Ford expects to have a significant increase in labor costs through the life of the contracts, and if Ford is unable to offset those costs, it could have a significant adverse effect on Ford’s business. Some of Ford’s competitors do not have such collective bargaining agreements and are not subject to the same constraints. Further, a substantial number of Ford’s employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter Ford’s ability to sell or close manufacturing or other facilities or increase the cost of doing so. These agreements in the United States, Canada, Europe, and other regions may restrict Ford’s ability to close plants and divest businesses. In addition, to the extent companies in Ford’s global supply chain that are not currently parties to collective bargaining agreements enter into such agreements or otherwise increase their employees’ wages and benefits, any increased costs incurred by those suppliers may, in turn, increase Ford’s costs.

Item 1A. Risk Factors (Continued)
Ford’s ability to attract, develop, grow, support, and reward talent is critical to its success and competitiveness. Ford’s success depends on its ability to continue to attract, develop, grow, support, and reward talented and diverse employees with domain expertise in engineering, software, technology (including digital capabilities and connectivity), integrated services, supply chain, marketing, and finance, among other areas. While Ford has been successful in attracting talent in recent years, as with any company, the ability to continue to attract talent is important, particularly in growth areas vital to its success such as software, electrification, and integrated services. Competition for such talent is intense, which has led to an increase in compensation throughout a tight labor market, and, accordingly, may increase costs for companies. In addition to attracting talent, Ford must also retain the talent needed to deliver its business objectives. If Ford loses existing employees, is unable to attract talent with needed skills, or is unable to develop existing employees, particularly with the introduction of new technologies and Ford’s focus on operational efficiency and quality, it could have a substantial adverse effect on Ford’s business.

Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers, and dealers. Ford and Ford Credit rely on information technology networks and information systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, some of which are provided by third-party service providers, and some of which ultimately rely on other services provided to them by these third parties by unaffiliated service providers, to process, transmit, and store electronic information that is important to the operation of their businesses, Ford’s vehicles, and the services Ford and Ford Credit offer. Despite devoting significant resources to their cybersecurity programs, Ford and Ford Credit are at risk for interruptions, outages, and compromises of: (i) operational information systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices, whether caused by a ransomware or other cybersecurity incident, security breach, or other reason (e.g., a natural disaster, fire, acts of terrorism or war, or an overburdened infrastructure system). Such incidents could materially disrupt operational information systems; result in loss or unwilling publication of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of consumers, employees, or others; jeopardize the security of Ford and/or Ford Credit’s facilities; disrupt or degrade service or Ford and/or Ford Credit’s operations; affect the performance of in-vehicle systems or services Ford offers; and/or impact the safety of Ford’s vehicles. This risk exposure rises as Ford continues to develop and produce vehicles with increased connectivity. Moreover, Ford, Ford Credit, their suppliers, service providers, and dealers have been the target of cybersecurity incidents and such threats are continuing and evolving, which may cause cybersecurity incidents to be more difficult to detect for periods of time. Ford and Ford Credit’s networks and Ford’s in-vehicle systems, sharing similar architectures, could also be impacted by, or a cybersecurity incident may result from, the negligence or misconduct of insiders or third parties who have access to these networks and systems. Ford and Ford Credit employ capabilities, processes, and other security measures they believe are reasonably designed to detect, reduce, and mitigate the risk of cybersecurity incidents, and have requirements for their suppliers and service providers to do the same; however, Ford and Ford Credit may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, including potential production disruption or the loss or disclosure of sensitive information. Moreover, a cybersecurity incident could harm Ford and Ford Credit’s reputations, cause customers to lose trust in their security measures, and/or subject Ford and Ford Credit to regulatory actions or litigation, which may result in fines, penalties, judgments, or injunctions, and a cybersecurity incident involving Ford or Ford Credit, or one of their suppliers or service providers, could impact production, internal operations, business strategy, results of operations, financial condition, or Ford and Ford Credit’s ability to deliver products and services to their customers.

To facilitate access to the raw materials and other components necessary for the production of electric vehicles, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast. Ford has announced plans to significantly increase its electric vehicle production volumes; however, Ford’s ability to produce higher volumes of electric vehicles is dependent upon the availability of raw materials and other components necessary for the production of batteries, e.g., lithium, cobalt, and nickel, among others. As described above under “Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to timely acquire key components or raw materials can disrupt Ford’s production of vehicles,” to facilitate its access to such raw materials, Ford has entered into and it may, in the future, enter into offtake agreements and other long-term purchase contracts. Such agreements obligate Ford, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from raw material suppliers over an agreed upon period of time pursuant to agreed upon purchase price mechanisms that are typically based on the market price of the material at the time of delivery.

Item 1A. Risk Factors (Continued)
Unlike Ford’s standard arrangements with suppliers under multi-year offtake agreements and other long-term purchase contracts, the risks associated with lower-than-expected electric vehicle production volumes or changes in battery technology that reduce the need for certain raw materials, batteries, or their components are borne by Ford rather than its suppliers. In the event Ford does not purchase the materials or components pursuant to the terms of these agreements, Ford may nevertheless be obligated to pay the purchase price or otherwise compensate the supplier in an amount determined by the contract or reimburse the supplier for costs or losses it incurs. Ford has incurred and may continue to incur such charges. This may be the case even if the supplier finds another purchaser, as Ford may be responsible for the costs of finding the new purchaser as well as any lost revenue attributable to the replacement purchaser paying a lower price than required under the pricing mechanism in its agreement.

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

Macroeconomic, Market, and Strategic Risks

With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events. Because of the interconnectedness of the global economy, the challenges of a pandemic, financial crisis, economic downturn or recession (including reduced consumer spending), natural disaster, war, geopolitical crises, or other significant events in one area of the world can have an immediate and material adverse impact on markets around the world.  In particular, China presents unique risks to U.S. automakers due to the strain in U.S.-China relations, China’s unique regulatory landscape, the level of integration with key components in our global supply chain, and the rapid development of the Chinese electric vehicle industry, with Chinese electric vehicle manufacturers exporting their products to some key markets in which we operate.

Changes in international trade policy can also have a substantial adverse effect on Ford’s financial condition, results of operations, or business in general. Steps taken by governments to implement local content requirements or apply or consider applying additional or new tariffs on automobiles, parts, and other products and materials have the potential to disrupt existing supply chains, impose additional costs on Ford’s business, and could lead to other countries attempting to retaliate by imposing tariffs, which would make Ford’s products more expensive for customers, and, in turn, could make its products less competitive. The new, substantial tariff increases on imports to the United States from Canada and Mexico (in addition to China) announced on February 1, 2025, should they be implemented and sustained for an extended period of time, would have a significant adverse effect, including financial, on the overall automotive industry, Ford, and its supply chain. Further, any additional tariffs in the United States or retaliatory tariffs imposed by other governments would exacerbate the impact.

With operations in various markets with volatile economic or political environments and Ford’s global supply chain and utilization of transportation routes and logistics providers around the world, Ford is exposed to heightened risks as a result of economic, geopolitical, or other events. This could include governmental takeover (i.e., nationalization) of Ford’s manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities (such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, heightened tensions in the Red Sea, and potential tensions in the South China Sea), and acts of terrorism, each of which could impact Ford’s supply chain as well as its operations and have a substantial adverse effect on its financial condition or results of operations.  Further, the U.S. government, other governments, and international organizations could impose additional sanctions or export controls that could restrict Ford from doing business directly or indirectly in or with certain countries or parties, which could include affiliates, and potentially impact the repatriation of earnings.

Item 1A. Risk Factors (Continued)
Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced. Although Ford conducts extensive market research before launching new or refreshed vehicles and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace, and it may not be able to accurately predict or identify emerging trends or preferences or the success of new products or services in the market. It takes years to design and develop a new vehicle or change an existing vehicle. Because customers’ preferences may change quickly, Ford’s new and existing products may not generate sales in sufficient quantities and at costs low enough to be profitable and recoup investment costs. Offering vehicles and services that customers want and value can mitigate the risks of increasing price competition, price sensitive customers, and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if Ford is unable to differentiate its products and services from those of its competitors in a manner that appeals to customers, develop innovative new products and services, or sufficiently tailor its products and services to customers in other markets, there could be insufficient demand for Ford’s products and services, which could have an adverse impact on Ford’s financial condition or results of operations. Insufficient demand for Ford’s products may also result in higher inventory levels, which may lead to downward pricing pressure, or reduced manufacturing efficiencies, which may reduce margins. In the event of a shortage of available products, customers may elect to purchase from Ford’s competitors and may not return to Ford in the future.

With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, reliability, fuel efficiency, sustainability, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Further, Ford’s ability to successfully grow through capacity expansion and investments in the areas of electrification, connectivity, digital and physical services, and software services depends on many factors, including advancements in technology, regulatory changes, infrastructure development (e.g., a widespread vehicle charging network), and other factors that are difficult to predict, that may significantly affect the future of electric vehicles, autonomous and driver assistance technologies, digital and physical services, and software services. The automotive, software, and digital service businesses are very competitive and change rapidly. Traditional competitors are expanding their offerings, and new types of competitors (particularly in Ford’s areas of strength, e.g., pick-up trucks, utilities, and commercial vehicles) that may possess superior technology, may have business models with certain aspects that are more efficient, and are not subject to the same level of fixed costs as Ford, are entering the market. For example, Chinese electric vehicle producers are exporting their products to some key markets in which Ford operates. This level of competition necessitates that Ford invest in and integrate emerging technologies into its business and increases the importance of its ability to anticipate, develop, and deliver products and services that customers desire on a timely basis, in quantities in line with demand, with the quality they expect, and at costs low enough to be profitable. Moreover, if Ford does not meet customer expectations for quickly and effectively addressing and remedying issues that may develop with or that improve its products and services, e.g., successfully delivering OTA updates, it would have an adverse effect on Ford’s business.

Ford has announced its intent to continue making multi-billion dollar investments in electrification and software services. Ford’s plans include offering electrified versions of many of its vehicles, including the F-150 Lightning and E-Transit which Ford introduced in recent years. Ford has observed lower than initially anticipated industrywide electric vehicle adoption rates. This trend may continue, including as a result of the regulatory framework in various markets shifting away from supporting the rapid adoption of electrified vehicles, if there is a negative perception of Ford’s vehicles or about electric vehicles in general, if Ford is unable to or are delayed in developing or embracing new technologies or processes, or if consumers prefer Ford’s competitors’ vehicles, and there could be an adverse impact on Ford’s financial condition or results of operations. Further, as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations,” lower than planned market acceptance of Ford’s vehicles may impact its strategy to comply with fuel economy standards.

Ford is addressing its impact on climate change aligned with the United Nations Framework Convention on Climate Change (Paris Agreement) by working to reduce its carbon footprint over time across its vehicles, operations, and supply chain. Ford has announced interim emissions targets approved by the Science Based Targets initiative (SBTi) and made other statements about similar initiatives. Achievement of these initiatives will require significant investments and the implementation of new processes; however, there is no assurance that the desired outcomes will be achieved. To the extent Ford is unable to achieve these initiatives or its plans for its electrification transition does not succeed, it may harm Ford’s reputation or Ford may not otherwise receive the expected return on the investment. For example, Ford is exposed

Item 1A. Risk Factors (Continued)
to reputational risk if it does not reduce vehicle CO2 emissions in line with its targets or in compliance with applicable regulations. Further, Ford’s customers, investors, and other stakeholders evaluate how well Ford is progressing on its announced climate goals and aspirations, and if Ford is not on track to achieve those goals and aspirations on a timely basis, or if the expectations of Ford’s customers and investors change and Ford does not adequately address their expectations, its reputation could be impacted, and customers may choose to purchase the products and services of, investors may choose to invest in, and suppliers and vendors may choose to do business with other companies. Other parties may object to the positions Ford has or is perceived to have taken and may, in the future, take or be perceived to take on environmental, social, or other issues, or in the event Ford changes its position on such issues, which may result in a loss of customers, a boycott of products or services, or other actions that may impact not only Ford’s brand and reputation but also its results of operations, financial condition, and the price of its Common Stock.

Moreover, new offerings, including those related to electric vehicles and autonomous driving technologies, may present technological challenges that could be costly to implement and overcome and have subjected Ford and may continue to subject Ford to customer claims, government investigations, and recalls of its vehicles if they do not operate as anticipated. In addition, since new technologies are subject to market acceptance, a malfunction involving any manufacturer’s vehicle using autonomous or driver assist technologies may negatively impact the perception of such technologies and erode customer trust.

Ford may face increased price competition for its products and services, including pricing pressure resulting from industry excess capacity, currency fluctuations, competitive actions, or economic or other factors, particularly for electric vehicles. The global automotive industry is intensely competitive, with installed manufacturing capacity generally exceeding current demand. Historically, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates and reductions, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher marketing incentives, commodity or other cost increases, tariffs, or the impact of adverse currency fluctuations. This risk includes cost advantages foreign competitors may have because of their weaker home market currencies, which may, in turn, enable those competitors to offer their products at lower prices. Further, higher inventory levels put downward pressure on pricing, which may have an adverse effect on Ford’s financial condition and results of operations.

Although Ford continues to invest in its electric vehicle strategy, it has observed lower-than-anticipated industrywide electric vehicle adoption rates and near-term pricing pressures, which have led it and may in the future lead it to adjust its spending, production, and/or product launches to better match the pace of electric vehicle adoption. The trend may be exacerbated as policy change in the United States could reduce or eliminate supply- and demand-side incentives, resulting in slower adoption of EVs. As a result of the lower-than-anticipated adoption rates, near-term pricing pressures, and other factors, Ford has accrued and may continue to incur charges related to payments to its electric vehicle-related suppliers (battery, raw material, or otherwise), inventory adjustments, or other matters. Significant unexpected changes in the EV demand environment have led, and may in the future lead, to incremental competitive pricing actions. Battery costs remain high, which is detrimental to electric vehicles reaching pricing parity with ICE vehicles and further exacerbates the pricing pressures on electric vehicles. Furthermore, as Ford invests in battery production, including the construction of battery plants, if Ford is unable to operate those plants at their expected capacity because electric vehicle adoption rates remain lower-than-anticipated or otherwise, Ford may be unable to recoup the investments it has made.

As electric vehicle adoption rates increase, the risk of excess capacity, particularly for internal combustion engine trucks and utilities, may be exacerbated. This excess capacity may further increase price competition in that segment of the market, which could have a substantial adverse effect on Ford’s financial condition or results of operations.

Inflationary pressure and fluctuations in commodity and energy prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results. Ford, Ford Credit, and their suppliers are exposed to inflationary pressure and a variety of market risks, including the effects of changes in commodity and energy prices, foreign currency exchange rates, and interest rates. Ford and Ford Credit monitor and attempt to manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on their business. Changes in commodity and energy prices (from tariffs and the actions taken by Russia in Ukraine, as discussed above under “With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events,” or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity and energy prices, foreign currency exchange rates, or interest rates as well as increased material, freight, logistics, and similar costs could have a

Item 1A. Risk Factors (Continued)
substantial adverse effect on Ford and/or Ford Credit’s financial condition or results of operations. See Item 7 and Item 7A in Ford’s 2024 Form 10-K Report for additional discussion of currency, commodity and energy price, and interest rate risks. These market forces have caused Ford to incur higher material costs, which may continue, and Ford’s warranty costs have increased, in part, due to inflationary cost pressures at its dealers. Moreover, due to inflationary pressure, some of Ford’s suppliers have submitted claims to Ford for reimbursement of costs beyond the original agreed terms. Upon receipt, Ford evaluates those claims, and, in certain circumstances, has made payments to its suppliers, and this trend may continue. Further, despite some recent rate cuts, over the last several years interest rates have increased significantly as central banks in developed countries attempt to subdue inflation, and there is no assurance that they will not remain elevated for a multi-year period. At the same time, government deficits and debt remain at high levels in many global markets. Elevated interest rates would make government debts more expensive to finance, and in that environment, businesses would face a higher cost of capital, impacting capital intensive businesses such as Ford. At Ford Credit, a high interest rate environment may impact Ford Credit’s ability to source funding and offer financing at competitive rates, which could reduce its financing margin. In addition, Ford’s results are impacted by fluctuations in the market value of its investments, with unrealized gains and losses that could be material in any period.

Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles with internal combustion engines (including trucks and utilities) to electric or other vehicles in Ford’s portfolio that may be less profitable could result in an adverse effect on Ford’s financial condition or results of operations. Despite recent trends, if demand for electric vehicles grows at a rate greater than Ford’s ability to increase its production capacity for those vehicles, lower market share and revenue, as well as facility and other asset-related charges (e.g., accelerated depreciation) associated with the production of internal combustion vehicles, may result. In addition, government regulations aimed at reducing emissions and increasing fuel efficiency (e.g., zero-emission vehicle (“ZEV”) mandates and low emission zones) and other factors that accelerate the transition to electric vehicles may increase the cost of vehicles by more than the perceived benefit to consumers and dampen margins. Moreover, governmental restrictions on the sale, purchase, or use of internal combustion engine vehicles (e.g., city access restrictions) may limit Ford’s ability to sell some of its more profitable vehicles.

While a suspension or disruption of Ford’s manufacturing operations at any facility could have an adverse effect on Ford’s financial condition, results of operations, and cash flow, such an occurrence at one of Ford’s facilities where its larger, more profitable vehicles are produced, or in the event a launch is delayed or a stop ship is initiated for those vehicles, the impact may be particularly significant.

Industry sales volume can be volatile and could decline if there is a financial crisis, recession, public health emergency, or significant geopolitical event. Because Ford, like other manufacturers, has a higher proportion of fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and results of operations. Vehicle sales are affected by overall economic and market conditions (such as the level of interest rates and tariffs), consumer sentiment and behavior, and developing trends such as shared vehicle ownership and ridesharing services. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption, the decline could have a substantial adverse effect on its financial condition, results of operations, and cash flow. For a discussion of economic trends, see Item 7 of Ford’s 2024 Form 10-K Report.

Financial Risks

The impact of government incentives on Ford’s business could be significant, and Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, forgivable loans and loan subsidies, or tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s operations, or that impact consumers of Ford’s products and services, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford’s financial condition or results of operations. Further, Ford may lose or be required to repay incentives or forgivable loans as a result of a change it makes to its business strategy, e.g, if Ford elects not to proceed with a previously planned program or project or does not create as many jobs as initially anticipated.

For example, until 2021, most of Ford’s manufacturing facilities in South America were located in Brazil, where the state or federal governments historically offered significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations had been impacted favorably by government incentives to a substantial extent. The federal government in Brazil has

Item 1A. Risk Factors (Continued)
levied assessments against Ford concerning the federal incentives it previously received, and the State of São Paulo has challenged the grant to Ford of tax incentives by the State of Bahia. See Note 2 of the Notes to the Financial Statements in Ford’s 2024 Form 10-K Report for discussion of Ford’s accounting for government incentives, and “Item 3. Legal Proceedings” in Ford’s 2024 Form 10-K Report for a discussion of tax proceedings in Brazil and the potential requirement for Ford to post collateral.

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

The IRA also authorizes tax credits for purchasers of qualified commercial and retail clean vehicles. Ford expects that most commercial customers that purchase an EV or PHEV will be eligible for the commercial clean vehicle credit, although it is unclear at this time how many commercial vehicle purchasers will have the underlying federal tax liability that is necessary to actually monetize this credit. In their current form, the IRA’s tax credit and the commercial clean vehicle credit would, together, likely influence commercial fleets, governmental fleets, and other vehicle purchasers in their evaluation of a transition from internal combustion engine vehicles to EVs and PHEVs.

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

Although Ford ultimately expects the IRA to benefit Ford and the automotive industry in general, this would only be the case only insofar as the IRA remains in place in its current form. Some policymakers have expressed an intent to repeal or restrict eligibility for elements of the IRA, however, including those credits discussed above, which would adversely affect Ford and the industry. To the extent these elements remain in place or are replaced with new laws that provide benefits using comparable eligibility criteria, the availability of such benefits to Ford will depend on the further development and improvement of the U.S. battery supply, sufficient access to raw materials within the scope of the IRA, and the terms of the regulations and guidance (and the limitations therein) the U.S. government issues for such benefits, which will ultimately determine which vehicles qualify for incentives and the amount thereof. Further, battery and electric vehicle manufacturing and the corresponding supply chains involve substantial lead time, and it may take years before Ford can satisfy any new eligibility criteria. Automakers that better optimize eligibility for their vehicles, as compared to their competition, will have a competitive advantage.

Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, asset portfolios, or other factors. Ford and Ford Credit’s ability to obtain unsecured funding at a reasonable cost is dependent on their credit ratings or their perceived creditworthiness. Further, Ford Credit’s ability to obtain securitized funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit’s ability to obtain appropriate credit ratings for those transactions and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there is a significant decline in the demand for the types of securities it offers or Ford Credit is unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing results of operations and could adversely affect its ability to support the sale of Ford vehicles.

Item 1A. Risk Factors (Continued)
An increasing interest rate environment may have an adverse effect on borrowing costs for Ford Credit, making it more expensive to fund Ford and Ford Credit’s operations or leading to higher rates charged to Ford and Ford Credit’s customers if these costs are passed on.

Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition or results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce Ford Credit’s return on the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume and mix of vehicles returned industrywide, economic conditions, marketing programs, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles, or changes in propulsion technology and related legislative changes. Actual return volumes may be influenced by these factors, as well as by contractual lease-end values relative to auction values. If auction values decrease significantly in the future, return volumes could exceed Ford Credit’s expectations. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s results of operations if actual results were to differ significantly from Ford Credit’s projections. See “Critical Accounting Estimates” in Item 7 for additional discussion.

Economic and demographic experience for pension and other postretirement employee benefit (“OPEB”) plans (e.g., discount rates or investment returns) could be worse than Ford has assumed. The measurement of Ford’s obligations, costs, and liabilities associated with benefits pursuant to its pension and OPEB plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). Ford generally remeasures these estimates at each year end and recognizes any gains or losses associated with changes to its plan assets and liabilities in the year incurred. To the extent actual results are less favorable than its assumptions, Ford may recognize a remeasurement loss in its results, which could be substantial. For additional information regarding Ford’s assumptions, see “Critical Accounting Estimates” in Item 7 and Note 16 of the Notes to the Financial Statements in Ford’s 2024 Form 10-K Report.

Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition. Ford has defined benefit retirement plans in the United States that cover many of its hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford sponsors plans to provide OPEB for retired employees (primarily health care and life insurance benefits). See Note 16 of the Notes to the Financial Statements in Ford’s 2024 Form 10-K Report for more information about these plans. These benefit plans impose significant liabilities on Ford and could require Ford to make additional cash contributions, which could impair its liquidity. If Ford’s cash flows and capital resources are insufficient to meet any pension or OPEB obligations, Ford could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance its indebtedness.

Legal and Regulatory Risks

Ford and Ford Credit could experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise. Ford and Ford Credit spend substantial resources to comply with governmental safety regulations, mobile and stationary source emissions regulations, consumer and automotive financial regulations, labor and employment practices, and other standards, but they cannot ensure that employees, contractors, agents, or other individuals affiliated with Ford and/or Ford Credit will not violate such laws or regulations, which could result in civil or criminal liability. In addition, as discussed below under “Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations” and “Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations,” regulatory standards and interpretations may change on short notice and impact Ford and/or Ford Credit’s compliance status. Government investigations against Ford or Ford Credit have resulted in, and may in the future result in, fines, penalties, orders, or other resolutions, through litigation, administrative proceedings, settlement, or otherwise, which have in the past had, and could in the future have, an adverse impact on Ford and/or Ford Credit’s financial condition, results of operations, or the operation of their businesses, including oversight by regulators or a government-appointed monitor. Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which

Item 1A. Risk Factors (Continued)
can entail significant cost and risk. In certain circumstances, courts may permit civil actions even where Ford’s vehicles and services, and Ford Credit’s financial products, comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of Ford and Ford Credit’s compliance with regulatory standards, whether related to their products, services, or business or commercial relationships, requires significant expenditures of time and other resources and may be disruptive to Ford’s operations. Litigation also is inherently uncertain, and Ford and/or Ford Credit have in the past experienced, and could in the future experience, significant adverse results, including compensatory and punitive damage awards, a disgorgement of profits or revenue, or injunctive relief, any of which could have an adverse effect on their financial condition, results of operations, or business in general, particularly with larger jury verdicts becoming more prevalent. While Ford has an insurance program that provides coverage for certain claims, it may not be sufficient to cover the losses incurred. In addition, adverse publicity surrounding an allegation, litigation, or investigation, even if there is no merit to the matter, may cause significant reputational harm or create a negative public perception of Ford and Ford Credit’s products and services, which could have a significant adverse effect on Ford and Ford Credit’s sales.

Ford may need to substantially modify its product plans and facilities to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations. The automotive industry is subject to regulations worldwide that govern product characteristics and that differ by global region, country, and sometimes within national boundaries. Regulators have enacted and are proposing standards to address concerns regarding the environment (including concerns about global climate change and air quality), vehicle safety, and energy independence, and the regulatory landscape can change on short notice. These regulations vary, but generally require that over time motor vehicles and engines emit less air pollution, including greenhouse gas emissions, oxides of nitrogen, hydrocarbons, carbon monoxide, and particulate matter, and there are associated increased reporting requirements. Similarly, Ford is making substantial investments in its facilities and revising its processes to not only comply with applicable regulations but also to make its operations more efficient and sustainable. As Ford’s suppliers make similar investments, any higher costs may be passed on to Ford. In the United States, legal and policy debates on environmental regulations are continuing, with a recent primary trend toward reducing greenhouse gas emissions and increasing vehicle electrification. However, different federal administrations have either sought to make standards more strict or to make them less strict, with one administration often replacing the regulations enacted by the last. Various third parties routinely seek judicial review of these federal regulatory and deregulatory efforts. In parallel, California continues to enact increasingly strict emissions standards and requirements for ZEVs (standards that some other states are adopting), and those actions are also the subject of legal challenges. Court rulings regarding regulatory actions by federal, California, and other state regulators create uncertainty and the potential for applicable regulatory standards to change quickly. In addition, many governments regulate local product content or impose import requirements with the aim of creating jobs, protecting domestic producers, and influencing the balance of payments.

Ford regularly refines its product cycle plan to improve the fuel economy of its internal combustion vehicles and to offer more propulsion choices, such as hybrid and electrified vehicles, that generate lower greenhouse gas emissions. Electrification is Ford’s core strategy to comply with current and anticipated environmental laws and regulations in major markets. However, there are limits to Ford’s ability to reduce emissions and increase fuel economy over given time frames and many factors that could delay or impede its plans. Those factors primarily relate to the cost and effectiveness of available technologies; consumer acceptance of new technologies and their costs; changes in industrial policy, including incentives for electric vehicles and battery manufacturing and requirements for battery supply chains; changes in trade policy, which may affect the profitability of certain products; changes in vehicle mix (as described in more detail above under “Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced”); the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, including charging for electric vehicles, the availability (or lack thereof) of the raw materials and component supply to make affordable batteries and other elements of electric vehicles, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. If fuel prices are relatively low and market conditions or the consumer attributes of Ford’s vehicles do not lead consumers to purchase electric vehicles and other highly fuel-efficient vehicles in sufficient numbers, it may be difficult to meet applicable environmental standards and may constrain Ford’s ability to sell internal combustion engine vehicles, including some of the more profitable vehicles in Ford’s portfolio. Ford’s obligations under the regulatory compliance credit purchase agreements it has entered into, including the ultimate number of credits it may purchase under those agreements, are dependent on the sellers’ delivery of the credits. If the seller under a credit purchase agreement does not deliver the credits contracted for, it may cause Ford to be out of compliance with emissions standards or other requirements. Such noncompliance may result in fines, penalties, or other

Item 1A. Risk Factors (Continued)
costs, and/or Ford may need to modify its product plans and be unable to sell certain products. In the event Ford is obligated to purchase credits under those agreements, the cash impact of such purchases may be significant.

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

Increased scrutiny of automaker emission compliance by regulators around the world has led to new regulations, more stringent enforcement programs, additional field actions, demands for reporting on the field performance of emissions components and higher scrutiny of field data, and delays in regulatory approvals. The cost to comply with government regulations concerning new vehicle standards and in-use vehicle requirements, including field service actions, is substantial. Additional regulations, changes in regulatory interpretations, or changes in consumer preferences that affect vehicle mix, as well as any non-compliance with applicable laws and regulations, could have a substantial adverse impact on Ford’s financial condition or results of operations. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. Any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales. Court decisions arising out of consumer and investor litigation could give rise to de facto changes in the interpretation of existing emission laws and regulations, thereby imposing new burdens on manufacturers. For more discussion of the impact of standards on Ford’s global business, see the “Governmental Standards” discussion in “Item 1. Business” in Ford’s 2024 Form 10-K Report.

Ford and other companies continue to develop autonomous vehicle and driver assist technologies, and the U.S. and foreign governments are continuing to develop the regulatory framework that will govern autonomous vehicles and related technologies. Governmental restrictions on such technologies may limit Ford’s ability to provide those features to consumers, and manufacturers are facing increased scrutiny from regulators at the state and federal level on system misuse by customers, feature capabilities, and whether advertising for this technology contains false or misleading information. Some states are developing their own regulations that impact the testing and design of autonomous vehicles. This patchwork approach without federal guidance may subject Ford to additional compliance costs. Further, autonomous vehicle and driver assist technologies continue to be scrutinized by the government and consumers, and actual or perceived failures or misuse of these technologies and features have led to government investigations and inquiries, including of Ford, which has responded to information requests from NHTSA and the National Transportation Safety Board about its BlueCruise system. Ford and other original equipment manufacturers are required to report to NHTSA crashes that meet NHTSA-defined criteria and occur when certain advanced driver assistance system features are in use. Such events involving Ford’s vehicles and technologies could require safety recalls and/or subject Ford to fines, penalties, damages, investigations, and reputational harm. In addition, the demand for these services by consumers is fluctuating as the technology is rolled out in various stages and with mixed industry results.

Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, data protection, data access, and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information. Ford and Ford Credit are subject to laws, rules, guidelines from privacy and other regulators, and regulations in the United States and other countries (such as the EU’s and the U.K.’s General Data Protection Regulations, the EU’s Data Act, the EU’s Artificial Intelligence Act, the Colorado Artificial Intelligence Act, and the California Consumer Privacy Act) relating to the collection, use, transfer, and security of personal information of consumers, employees, or others, including laws that may require Ford or Ford Credit to notify regulators and affected individuals of a data security incident. Such laws, rules, and regulations, also apply to Ford’s vendors and/or may hold Ford liable for any violations by its vendors. Existing and newly developed laws and regulations may apply broadly to Ford’s operations within the relevant jurisdiction, are subject to change and uncertain interpretations by courts and regulators, and may be inconsistent across jurisdictions. Accordingly, complying with such laws and regulations may lead to a decline in consumer engagement or cause Ford and/or Ford Credit to incur substantial costs to modify their operations or business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against Ford or Ford Credit in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection, data access, privacy, or artificial intelligence requirements. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks. Further, any unauthorized release of personal information could harm Ford and/or Ford Credit’s reputation, disrupt their businesses, cause them to expend significant resources, and lead to a loss of consumer confidence resulting in an adverse impact on Ford and/or Ford Credit’s business and/or consumers deciding to withhold or withdraw consent for Ford or Ford Credit’s collection or use of data.

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

Failure to comply with applicable laws and regulations could subject Ford Credit to regulatory enforcement actions, including consent orders or similar orders where Ford Credit may be required to revise practices, remunerate customers, or pay fines. An enforcement action against Ford Credit or publicity around even an allegation that Ford Credit has not complied with applicable laws or regulations could harm Ford Credit’s reputation or lead to further litigation.

ITEM 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Strategy and Risk Management

We devote significant resources to our security program that we believe is reasonably designed to mitigate our cybersecurity and information technology risk. We believe our cybersecurity program is reasonably designed to protect our information systems, software, networks, and other assets against, and mitigate the effects of, cybersecurity incidents where unauthorized parties attempt, among other things, to disrupt or degrade service or our operations; misuse or abuse technology and information systems; make unauthorized disclosure of data; or otherwise cause harm to Ford and Ford Credit, our customers, suppliers, or dealers, or other key stakeholders. We employ capabilities, processes, and other security measures we believe are reasonably designed to reduce and mitigate these risks, and have requirements for our suppliers and service providers to do the same. Data safeguard practices of suppliers and service providers who process Personally Identifiable Information on our behalf are reviewed annually for compliance with our policies and applicable regulations. Despite having thorough due diligence, onboarding, and cybersecurity assessment processes in place for our suppliers and service providers, there can be no assurance that we can prevent the risk of any compromise or failure in the information systems, software, networks, and other assets owned or controlled by those parties. When we become aware that a supplier or service provider’s cybersecurity has been compromised, we attempt to mitigate the risk to the Company, including, if appropriate and feasible, by terminating the supplier’s connection to our information systems.

In an effort to effectively prevent, detect, and respond to cybersecurity threats, we employ a multi-layered cybersecurity risk management program supervised by Ford’s Chief Information Security Officer, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, architecture, and processes. The team provides cybersecurity services for Ford and its affiliates, including Ford Credit. The services provided to Ford Credit and its affiliates are governed by appropriate service agreements with Ford. Local regional teams and designated responsible individuals work with the enterprise-wide team to provide cybersecurity-related services in compliance with local requirements. The team’s responsibility includes identifying, considering, and assessing potentially material cybersecurity incidents on an ongoing basis, establishing processes designed to prevent and monitor potential cybersecurity risks, implementing mitigation and remedial measures, and maintaining the cybersecurity program. To do so, the program is informed by and designed to comply with the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). The program leverages both internal and external techniques and expertise. Internally, we perform penetration tests, internal tests/code reviews, and Red Team exercises, among other things, to evaluate aspects of our cybersecurity program. We also perform phishing and social engineering simulations with, and provide cybersecurity training for, personnel with Company email and access to Company assets, and regularly circulate security awareness newsletters to employees. Externally, we monitor notifications from the U.S. Computer Emergency Readiness Team (“CERT”) and various Information Sharing and Analysis Centers (each an “ISAC”); review customer, media, and third-party cybersecurity reports; and operate a bug bounty program. The cybersecurity program also includes disaster recovery and incident response plans, including a ransomware response plan, which is regularly tested and evaluated in tabletop simulations.

Ford and Ford Credit’s global cybersecurity incident response is overseen by Ford’s Chief Information Security Officer. Ford’s Chief Information Security Officer has served in that role for over 7 years and has over a decade of engineering and operations expertise with cybersecurity technologies and services. He was appointed in 2022 by the Ford Credit Board as Ford Credit’s “Qualified Individual” under the Federal Trade Commission Safeguards Rule, and is responsible for overseeing and implementing Ford Credit’s information security program and enforcing it. Ford Credit’s Chief Technology Officer is Ford Credit’s senior member responsible for direction and oversight of the Qualified Individual. Ford’s Chief Information Security Officer also reports to Ford Motor Company’s Chief Enterprise Technology Officer, who has spent over two decades managing cybersecurity risks as a leader at enterprise software and Fortune 50 companies. Ford’s Chief Enterprise Technology Officer reports directly to Ford’s Chief Executive Officer.

When a cybersecurity threat or incident is identified, our policy is to review and triage the threat or incident, and to then manage it to conclusion in accordance with our cybersecurity incident response processes. When a cybersecurity incident is determined to be significant, it is addressed by management committees using processes that leverage subject-matter expertise from across Ford and Ford Credit. Further, we have in the past and may in the future engage with third-party advisors and government and law enforcement agencies as part of our incident management processes. All cybersecurity incidents that are identified as reasonably having the potential to be highly significant to Ford and Ford Credit are brought to the attention of Ford’s Chief Enterprise Technology Officer and General Counsel by Ford’s Chief Information Security Officer as part of the Company’s cybersecurity incident response processes.

Cybersecurity Governance and Oversight

Cybersecurity risk identification, assessment, and management are integrated into Ford Credit’s overall enterprise risk management program. As part of its enterprise risk management efforts, the Ford Credit Board meets with senior management to assess and respond to critical business risks. These critical enterprise risks are assessed by senior management annually and discussed with the Ford Credit Board. Then each of the top risks are validated, prioritized, and assigned risk owners who are responsible to oversee risk assessment, develop and implement mitigation plans, and provide regular updates to the Board (and/or Board committee assigned to the risk). In this way, critical business risks, including cybersecurity risk, benefit from both top-down and bottom-up risk management efforts that we believe are reasonably designed to escalate key risk and control issues to senior management and the Ford Credit Board.

As a result of this enterprise risk management process, cybersecurity threats have been and continue to be identified as one of the Company’s top risks, with Ford Credit’s Chief Technology Officer assigned as the executive risk owner. Ford Credit’s Board is responsible for the oversight of cybersecurity and information technology risks, and Ford Credit’s preparedness for these risks.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For a discussion of whether and how cybersecurity incidents, ransomware attacks, and other disruptions to Ford and Ford Credit’s operational information systems, security systems, vehicles, and services could reasonably be expected to affect Ford and Ford Credit, including their business strategy, results of operations or financial condition, see our risk factors above in Item 1A. generally and, in particular, “Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers, and dealers” on page 18.

ITEM 2. Properties.

Most of our automotive finance operations are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2024, our total future rental commitment under leases of real property was $47 million.

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

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2024, with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, or liquidity. At this time, we have no legal proceedings arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1,000,000.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2024 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2024, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2024, and there is no market for our Shares. No cash distributions were paid to our parent in 2023. We paid cash distributions to our parent of $500 million in 2024.

ITEM 6. [Reserved.]

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our primary focus is to accelerate profitable growth for Ford by making Ford and Lincoln vehicles and services accessible to customers. We work with Ford to maximize customer and dealer satisfaction and loyalty, offering a wide variety of financing products and outstanding service. We strive to continually improve processes focusing on the customer and the dealer to manage costs and ensure the efficient use of capital. As a result, Ford Credit is uniquely positioned to drive incremental sales, improve customer satisfaction and owner loyalty to Ford, and direct profits and distributions back to Ford to support its overall business, including vehicle development.

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

Despite vehicle pricing remaining elevated over the last year due to strong demand, supply shortages, and inflationary costs, we have already observed some declines in new and used vehicle prices as auto production recovers from the semiconductor shortage, but it is unclear whether prices will decline fully to pre-COVID-19 pandemic levels. Intense competition and excess capacity are likely to put downward pressure on inflation-adjusted prices, including increased marketing incentives, for similarly-contented vehicles and contribute to a challenging pricing environment for the automotive industry in most major markets. Marketing incentives on new vehicles can result in higher or lower financing share and could affect the value of returned lease vehicles.

Inflation and Interest Rates

We continue to see lingering impacts on our business due to inflation, including ongoing geopolitical volatility, driving up energy prices, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to have peaked, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates have increased significantly and are only now beginning to reverse, as central banks in developed countries attempted to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business. At Ford Credit, rising interest rates may impact our ability to source funding and offer financing at competitive rates, which could reduce our financing margin.

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

•Credit Loss – Credit Loss is reflected within the Provision for credit losses on the consolidated income statements.
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

Key Metrics

The following table shows our full year 2024 key metrics compared with full year 2023:

	Full Year
GAAP Financial Measures	2023	2024	H / (L)
Total net receivables ($B)	$133.2	$143.6	$10.4
Loss-to-receivables (bps) (a)	35	50	15
Auction values (b)	$30,950	$29,810	(4)%
EBT ($M)	$1,322	$1,654	$332
ROE (%)	10.6%	9.1%	(1.5) ppts

Other Balance Sheet Metrics
Debt ($B)	$129.3	$137.9	$8.6
Net liquidity ($B)	$25.7	$25.2	$(0.5)
Financial statement leverage (to 1)	9.7	10.0	0.3
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at full year 2024 mix.

Full Year 2024 Compared with Full Year 2023

The following table shows the factors that contributed to the full year 2024 EBT (in millions):

Change in EBT by Causal Factor
Full year 2023 EBT	$1,322
Volume / mix	177
Financing margin	709
Credit loss	(138)
Lease residual	(376)
Exchange	12
Other	(52)
Full year 2024 EBT	$1,654

Our 2024 EBT of $1,654 million was $332 million higher than a year ago, explained primarily by higher financing margin and favorable volume and mix, offset partially by higher operating lease depreciation reflecting higher return rates and lower expected auction values, and higher retail credit losses. Total net receivables at December 31, 2024 were $10.4 billion higher than a year ago, reflecting higher consumer and non-consumer financing and a larger lease portfolio. The 2024 U.S. retail LTR ratio of 50 basis points increased from a year ago and U.S. auction values in 2024 decreased 4% year over year. ROE was 9.1%, 1.5 percentage points lower than a year ago, primarily reflecting lower net income as the result of a higher effective tax rate.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. At December 31, 2024, we had $25.2 billion in net liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for full year 2023 and 2024 are shown below (in millions):

	Full Year
	2023	2024	H / (L)
Results
United States and Canada segment	$1,114	$1,460	$346
Europe segment	306	357	51
All Other segment	75	60	(15)
Total segments	$1,495	$1,877	$382
Unallocated Other	(173)	(223)	(50)
Earnings before taxes	$1,322	$1,654	$332
(Provision for)/Benefit from income taxes (a)	2	(398)	(400)
Net Income	$1,324	$1,256	$(68)
__________
(a)Our 2023 (Provision for)/Benefit from income taxes reflects a benefit of $343 million associated with legal entity restructuring actions within our leasing operations.

For additional information, see Note 14 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment EBT of $1,460 million for full year 2024 was $346 million higher than 2023, explained primarily by higher financing margin and favorable volume and mix, offset partially by higher operating lease depreciation reflecting higher return rates and lower expected auction values, and higher credit losses.

Europe Segment

The Europe segment EBT of $357 million for full year 2024 was $51 million higher than 2023, explained primarily by a realized gain on accumulated foreign currency translation from restructuring and higher financing margin, offset partially by higher credit losses.

All Other Segment

The All Other segment EBT of $60 million for full year 2024 was $15 million lower than 2023, explained primarily by lower volume in China and higher credit losses, offset partially by higher financing margin.

Unallocated Other

The Unallocated Other was a $223 million loss for full year 2024, a $50 million deterioration from 2023, primarily reflecting an increase in unfavorable derivative market valuation adjustment compared to prior year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations - 2023

The following chart shows our full year 2023 key metrics compared with full year 2022:

	Full Year
GAAP Financial Measures	2022	2023	H / (L)
Total net receivables ($B)	$122.3	$133.2	$10.9
Loss-to-receivables (bps) (a)	14	35	21
Auction values (b)	$33,280	$30,950	(7)%
EBT ($M)	$2,437	$1,322	$(1,115)
ROE (%)	16.4%	10.6%	(5.8) ppts

Other Balance Sheet Metrics
Debt ($B)	$119.0	$129.3	$10.3
Net liquidity ($B)	$21.1	$25.7	$4.6
Financial statement leverage (to 1)	10.0	9.7	(0.3)
__________
(a)United States retail financing only.
(b)United States 36-month off-lease auction values at full year 2024 mix.

Full Year 2023 Compared with Full Year 2022

The following table shows the factors that contributed to the full year 2023 EBT (in millions):

Change in EBT by Causal Factor
Full year 2022 EBT	$2,437
Volume / mix	153
Financing margin	(493)
Credit loss	(239)
Lease residual	(466)
Exchange	18
Other	(88)
Full year 2023 EBT	$1,322

Our 2023 EBT of $1,322 million was $1,115 million lower than 2022, explained primarily by lower financing margin driven by higher borrowing costs, the non-recurrence of supplemental depreciation and credit loss reserve releases, lower lease residual performance, unfavorable derivative market valuation, and higher credit losses, offset partially by the non-recurrence of South America restructuring losses. Total net receivables at December 31, 2023 were $10.9 billion higher than December 31, 2022, primarily reflecting higher consumer and non-consumer financing and currency exchange rates, offset partially by fewer operating leases. The 2023 U.S. retail LTR ratio of 35 basis points increased compared to the prior year and U.S. auction values were down 7% compared with 2022. ROE was 10.6%, 5.8 percentage points lower than 2022, primarily reflecting lower EBT.

Our balance sheet is strong and inherently liquid reflecting cumulative debt maturities having a longer tenor than asset maturities. At December 31, 2023, we had $25.7 billion in net liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results - 2023

Results of operations by segment and Unallocated Other for full year 2022 and 2023 are shown below (in millions):

	Full Year
	2022	2023	H / (L)
Results
United States and Canada segment	$2,094	$1,114	$(980)
Europe segment	314	306	(8)
All Other segment	(138)	75	213
Total segments	$2,270	$1,495	$(775)
Unallocated Other	167	(173)	(340)
Earnings before taxes	$2,437	$1,322	$(1,115)
(Provision for)/Benefit from income taxes (a)	(448)	2	450
Net Income	$1,989	$1,324	$(665)
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

Europe Segment

The Europe segment EBT of $306 million for full year 2023 was $8 million lower than 2022, explained primarily by non-recurrence of residual gains, higher operating costs primarily relating to restructuring, and lower credit loss reserve releases, offset partially by favorable changes in wholesale volumes and financing margin.

All Other Segment

The All Other segment EBT of $75 million for full year 2023 was $213 million higher than 2022, explained primarily by the non-recurrence of South America restructuring losses.

Unallocated Other

The Unallocated Other was a $173 million loss for full year 2023, a $340 million deterioration from 2022, primarily reflecting negative derivative market valuation adjustments in 2023, and non-recurrence of positive derivative market valuation adjustments recognized in 2022.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	For the Years Ended December 31,
	2022	2023	2024
Share of Ford and Lincoln Sales (a)
United States	41%	51%	53%
Canada	73	71	72
United Kingdom	36	33	30
Germany	35	35	41
China	45	37	21

Wholesale Share
United States	73%	71%	71%
United Kingdom	100	100	100
Germany	92	88	89
China	67	70	69

Contract Placement Volume - New and Used (000)
United States	664	826	878
Canada	138	123	151
United Kingdom	93	87	71
Germany	60	61	69
China	130	97	52
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet.

United States contract placement volumes in 2024 were higher than a year ago, reflecting higher Ford deliveries and Ford Credit share. Canada contract placement volumes in 2024 were higher than a year ago, reflecting higher Ford deliveries and Ford Credit share. United Kingdom contract placement volumes in 2024 were down, driven by lower Ford deliveries and lower Ford Credit share. Germany contract placement volumes in 2024 were higher, driven by higher Ford Credit share, offset partially by lower Ford deliveries. China contract placement volumes in 2024 were lower than a year ago, reflecting lower Ford Credit share and Ford deliveries.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	For the Years Ended December 31,
Net Receivables	2022	2023	2024
United States and Canada Segment
Consumer financing	$55.8	$62.2	$67.8
Non-Consumer financing	21.4	25.4	29.7
Net investment in operating leases	21.7	20.1	21.4
Total United States and Canada Segment	$98.9	$107.7	$118.9

Europe Segment
Consumer financing	$11.0	$11.7	$12.0
Non-Consumer financing	7.3	8.3	8.2
Net investment in operating leases	0.1	0.3	0.3
Total Europe Segment	$18.4	$20.3	$20.5

All Other Segment
Consumer financing	$3.9	$3.6	$2.6
Non-Consumer financing	1.1	1.6	1.6
Net investment in operating leases	—	—	—
Total All Other Segment	$5.0	$5.2	$4.2

Total net receivables	$122.3	$133.2	$143.6

At December 31, 2022, 2023, and 2024, total net receivables includes consumer receivables before allowance for credit losses of $43.9 billion, $46.0 billion, and $47.6 billion, respectively, and non-consumer receivables before allowance for credit losses of $18.2 billion, $21.3 billion, and $24.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2022, 2023, and 2024, total net receivables includes net investment in operating leases of $12.5 billion, $11.2 billion, and $13.3 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at December 31, 2024 were $10.4 billion higher compared with December 31, 2023, reflecting higher consumer and non-consumer financing and a larger lease portfolio.

Our operating lease portfolio was 15% of total net receivables at December 31, 2024. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

	2022	2023	2024
Origination Metrics
Retail & lease average placement FICO	747	756	756
Retail & lease higher risk portfolio mix	5%	4%	3%
Retail greater than or equal to 84 months placement mix	7%	8%	7%
Retail average placement term (months)	63	63	65

The 2024 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 3% of our portfolio and has been stable for over 15 years.

In 2024, our average retail financing placement term was slightly higher than a year ago. Retail financing contracts of 84 months and longer decreased by 1 percentage point compared with a year ago and continue to be a small part of our business. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Ford Credit’s origination and risk management processes deliver robust portfolio performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 72% of our worldwide consumer finance receivables at December 31, 2024.

	2022	2023	2024
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies)	0.15%	0.18%	0.19%
Repossessions (000)	14	16	21
Repossession ratio	0.74%	0.85%	1.08%
Loss severity (000) (a)	$9.0	$12.2	$16.1
Net charge-offs ($M)	$67	$184	$301
LTR ratio (b)	0.14%	0.35%	0.50%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

The 2024 repossession ratio increased from a year ago by 23 basis points, but remains below the full year 2017 through 2019 average of 1.27%. Loss severity increased from a year ago, reflecting higher average amount financed and vehicle mix. The full year 2024 LTR ratio of 0.50% increased from a year ago, reflecting higher repossessions and increased loss severity. From 2017 through 2019, the full year LTR ratio averaged 0.56%.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	2022	2023	2024
Net charge-offs ($M)	$109	$252	$412
LTR ratio (a)	0.11%	0.24%	0.34%
Credit loss reserve ($M)	$845	$882	$864
Reserve as percent of EOP Receivables (a)	0.82%	0.75%	0.68%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in 2024 increased from a year ago, primarily driven by U.S. retail.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. The credit loss reserve at December 31, 2024 was lower than a year ago, reflecting improvement in the macroeconomic outlook, offset partially by an increase in finance receivables. See Note 4 of our Notes to the Financial Statements for more information.

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

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. At the time we purchase a lease, we establish an expected residual value for the vehicle. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We estimate the expected residual value based on recent auction values, return volumes for our leased vehicles, industrywide used vehicle prices, marketing incentive plans, and vehicle quality data, and benchmark to third-party data depending on availability. For operating leases, changes in expected residual values impact depreciation expense, which is recognized on a straight-line basis over the life of the lease.

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section and Note 5 of our Notes to the Financial Statements.

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 75% of our total net investment in operating leases at December 31, 2024.

	2022	2023	2024
Lease Share of Retail Sales
Ford Credit	12%	12%	14%
Industry (a)	17%	20%	24%

Placement Volume (000)
24-Month	43	34	43
36-Month	95	108	126
39-Month / other	26	34	46
Total	164	176	215

Residual Performance
Return rates	12%	27%	52%
Return volume (000)	39	74	99
Off-lease auction values (b)	$33,280	$30,950	$29,810
__________
(a)Source: J.D. Power PIN.
(b)United States 36-month off-lease auction values at full year 2024 mix.

Our United States operating lease share of retail sales in 2024 was higher than a year ago and remains below the industry, reflecting the Ford sales mix. Our total 2024 lease placement volume was up compared with a year ago, reflecting higher Ford retail sales and Ford Credit lease share.

Lease return rates and return volume in 2024 were higher than a year ago, aligned with our expectations. Our 2024 36-month off-lease auction values were down 4% from the prior year. We expect auction values to decline modestly in 2025.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets. We continue to have robust access to capital markets and ended 2024 with $25.2 billion of liquidity.

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

We obtain unsecured funding from the sale of demand notes under our Ford Interest Advantage program and through retail deposit programs at FCE and Ford Bank. At December 31, 2024, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, and FCE and Ford Bank deposits was $18.3 billion. We maintain multiple sources of readily available liquidity to fund the payment of our unsecured short-term debt obligations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

The following table shows funding for our net receivables (in billions):

Funding Structure	December 31, 2022	December 31, 2023	December 31, 2024
Term unsecured debt	$48.3	$54.1	$59.2
Term asset-backed securities	56.4	58.0	60.4
Retail deposits/Ford Interest Advantage	14.3	17.2	18.3
Other	2.7	1.4	1.2
Equity	11.9	13.4	13.8
Cash	(11.3)	(10.9)	(9.3)
Total Net Receivables	$122.3	$133.2	$143.6

Securitized Funding as a percent of Total Debt	47.4%	44.9%	43.8%

Net receivables of $143.6 billion at December 31, 2024, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 43.8% at December 31, 2024.

Public Term Funding Plan

The following table shows our issuances for full year 2022, 2023, and 2024, and planned issuances for full year 2025, excluding short-term funding programs (in billions):

	2022 Actual	2023 Actual	2024 Actual	2025 Forecast
Unsecured	$6	$14	$17	$ 11 -14
Securitizations	10	14	16	13 -16
Total public	$16	$28	$33	$ 24 - 30

In 2024, we completed $33 billion of public term funding. For 2025, we project full-year public term funding in the range of $24 billion to $30 billion. Through February 4, 2025, we completed $5 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	December 31, 2022	December 31, 2023	December 31, 2024
Liquidity Sources
Cash	$11.3	$10.9	$9.3
Committed asset-backed facilities	37.4	42.9	42.9
Other unsecured credit facilities	2.3	2.4	1.7
Total liquidity sources	$51.0	$56.2	$53.9

Utilization of Liquidity
Securitization and restricted cash	$(2.9)	$(2.8)	$(3.1)
Committed asset-backed facilities	(26.6)	(27.5)	(25.6)
Other unsecured credit facilities	(0.8)	(0.4)	(0.5)
Total utilization of liquidity	$(30.3)	$(30.7)	$(29.2)

Available liquidity	$20.7	$25.5	$24.7
Other adjustments	0.4	0.2	0.5
Net liquidity available for use	$21.1	$25.7	$25.2

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At December 31, 2024, our net liquidity available for use was $25.2 billion, $0.5 billion lower than year-end 2023. At December 31, 2024, our liquidity sources totaled $53.9 billion, down $2.3 billion from year-end 2023, primarily explained by lower cash.

Cash.  At December 31, 2024, our cash totaled $9.3 billion compared with $10.9 billion at year-end 2023.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from overnight to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $2.8 billion and $3.1 billion at December 31, 2023 and 2024, respectively.

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

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheets and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2024 are shown below (in millions):

	Payments Due by Period
	2025	2026 - 2027	2028 - 2029	2030 and Thereafter	Total
On-balance sheet
Long-term debt (a)	$35,921	$52,596	$21,174	$12,061	$121,752
Interest payments relating to long-term debt	5,133	6,031	2,501	1,401	15,066
Operating lease	16	21	4	7	48
Off-balance sheet
Purchase obligations	59	56	15	—	130
Total	$41,129	$58,704	$23,694	$13,469	$136,996
__________
(a) Excludes unamortized discounts, unamortized issuance costs, and fair value adjustments.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Committed Capacity. At December 31, 2024, our committed capacity totaled $44.6 billion, compared with $45.3 billion at December 31, 2023. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $42.9 billion ($24.5 billion of retail financing, $10.4 billion of operating leases, and $8.0 billion of wholesale financing) at December 31, 2024. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $16.1 billion having maturities within the next twelve months and the remaining balance having maturities through fourth quarter 2026. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2024, $25.6 billion of these commitments were in use and we had $0.1 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
As of December 31, 2024, FCE had liquidity of £199 million (equivalent to $250 million) in the form of eligible collateral available for use in the monetary policy programs of the Bank of England. In addition, Ford Bank had liquidity of €346 million (equivalent to $360 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At December 31, 2024, we and our subsidiaries had $1.7 billion of contractually committed unsecured credit facilities with financial institutions, including FCE’s syndicated credit facility (the “FCE Credit Agreement”) and the Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At December 31, 2024, $1.2 billion was available for use.

At December 31, 2024, £361 million (equivalent to $452 million) was available for use under FCE’s £685 million (equivalent to $859 million) Credit Agreement and all €210 million (equivalent to $219 million) was available for use under the Ford Bank Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2027.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. In addition, both the FCE Credit Agreement and the Ford Bank Credit Agreement include certain sustainability-linked targets, pursuant to which the applicable margin may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, carbon-free electricity consumption, and Ford Europe CO2 tailpipe emissions. Prior to 2024, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions. Ford outperformed all three of the sustainability-linked metrics for the most recent performance period.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	2025	2026	2027	2028 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$79	$109	$134	$160
Total debt (b)	63	91	109	139
Memo: Unsecured long-term debt maturities	13	13	11	25
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond 2025. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of December 31, 2024, we had $160 billion of assets, $72 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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

Securitization Transactions

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables or pledge them as collateral, in certain transactions outside of the United States, in other types of structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors and other financial institutions in both public and private transactions. We completed our first securitization transaction in 1988, and participate in a number of securitization markets primarily in the United States, Canada, Mexico, Germany, Italy, the United Kingdom, and China.

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

Selection of Assets, Enhancements, and Retained Interests

In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction. For example, for securitization transactions of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing (e.g., when the obligor is not more than 30-days delinquent or bankrupt). Subject to regulatory or rating agency requirements, and investor demand, it is our practice to satisfy the applicable eligibility criteria by selecting the assets to be included in a particular securitization from our entire portfolio of assets in a manner that is believed to not be adverse to the investors.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We generally have no obligation to repurchase or replace any securitized asset that becomes delinquent in payment or otherwise is in default. As the seller and servicer of the securitized assets and as the administrator of the securitization SPE, we are obligated to provide certain kinds of support to our securitization transactions, which are customary in the securitization industry. These obligations include performing administrative duties for the SPE and some transaction parties, indemnifications, repurchase obligations on assets that do not meet representations or warranties on eligibility criteria or that have been materially modified, the mandatory sale of additional assets in some revolving transactions, the payment or reimbursement of transaction party expenses, and, in some cases, servicer advances of certain amounts. Securitization investors have no recourse to us or our other assets other than as provided above and have no right to require us to repurchase the asset-backed securities. We generally have no obligation to provide liquidity or contribute cash or additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short-term or long-term debt. We do not guarantee any asset-backed securities. We may choose to support the performance of certain securitization transactions, however, by increasing cash reserves.

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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2023			2024
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)
Finance Receivables
United States and Canada Segment
Retail financing	$1.7	$38.9	$34.7	$1.9	$41.1	$37.4
Wholesale financing	0.2	18.3	11.1	0.2	21.3	10.2
Total United States and Canada Segment	1.9	57.2	45.8	2.1	62.4	47.6
Europe Segment
Retail financing	0.3	6.1	3.1	0.3	5.9	3.0
Wholesale financing	—	2.2	0.7	0.1	2.3	0.6
Total Europe Segment	0.3	8.3	3.8	0.4	8.2	3.6
All Other Segment
Retail financing	—	1.0	0.7	—	0.6	0.5
Wholesale financing	—	0.8	0.2	—	0.8	0.2
Total All Other Segment	—	1.8	0.9	—	1.4	0.7
Total finance receivables	2.2	67.3	50.5	2.5	72.0	51.9
Net investment in operating leases	0.5	11.2	7.5	0.5	13.3	8.5
Total on-balance sheet arrangements	$2.7	$78.5	$58.0	$3.0	$85.3	$60.4
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

The following table shows the calculation of our financial statement leverage (in billions):

	December 31, 2022	December 31, 2023	December 31, 2024
Leverage Calculation
Debt	$119.0	$129.3	$137.9
Equity	$11.9	$13.4	$13.8
Financial statement leverage (to 1)	10.0	9.7	10.0

We plan our financial statement leverage by considering market conditions and the risk characteristics of our business. At December 31, 2024, our financial statement leverage was 10.0:1. We target financial statement leverage in the range of 9:1 to 10:1.

During the fourth quarter and full year 2024, we paid $175 million and $500 million, respectively, in cash distributions to our parent.

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

Allowance for Credit Losses

The allowance for credit losses represents our estimate of the expected lifetime credit losses inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Changes in our assumptions affect Provision for credit losses on our consolidated income statements and the allowance for credit losses contained within Total finance receivables, net on our consolidated balance sheets. For additional information regarding our allowance for credit losses, see Note 4 of our Notes to the Financial Statements.

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

Sensitivity Analysis. Changes in the probability of default and loss given default assumptions would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our United States Ford and Lincoln retail financing portfolio at December 31, 2024 is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease) in Allowance for Credit Losses
Probability of default (lifetime)	+ / - 100	$250/$(250)
Loss given default	+ / - 100	15/(15)

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

Nature of Estimates Required. Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer. At the time we purchase a lease, we establish an expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industrywide used vehicle prices, marketing incentive plans, and vehicle quality data, and benchmark to third-party data depending on availability. Similar factors are considered in the third-party data we use to revise our estimate of the expected residual value during the lease term.

Assumptions Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions regarding:

•Auction value. Our projection of the market value of the vehicles when sold at the end of the lease; and
•Return volume. Our projection of the number of vehicles that will be returned at lease end.

See Note 5 of our Notes to the Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases; however, the impact may be tempered or exacerbated based on future auction values in relation to the purchase price specified in the lease contract. A change in the assumption for an auction value will impact our estimate of accumulated supplemental depreciation if the future auction value is lower than the purchase price specified in the lease contract. The effect of the indicated increase/decrease in the assumptions for our United States Ford and Lincoln brand operating lease portfolio at December 31, 2024 is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease) in Projected Lifetime Depreciation
Future auction values	+ / - 100	$(50)/$50
Return volumes	+ / - 100	5/(5)

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

Outlook

We expect full year 2025 EBT to be about $2.0 billion.

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

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•Ford’s long-term success depends on delivering the Ford+ plan, including improving cost and competitiveness;
•Ford’s vehicles could be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of Ford’s vehicles and services and reduce the costs associated therewith could continue to have an adverse effect on Ford’s business;
•Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to timely acquire key components or raw materials, can disrupt Ford’s production of vehicles;
•Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, public health issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or business strategies or the benefits may take longer than expected to materialize;
•Ford may not realize the anticipated benefits of restructuring actions and such actions may cause Ford to incur significant charges, disrupt its operations, or harm its reputation;
•Failure to develop and deploy secure digital services that appeal to customers and grow Ford’s subscription rates could have a negative impact on Ford’s business;
•Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;
•Ford’s ability to attract, develop, grow, support, and reward talent is critical to its success and competitiveness;
•Operational information systems, security systems, vehicles, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers and dealers;
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
•Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced;
•Ford may face increased price competition for its products and services, including pricing pressure resulting from industry excess capacity, currency fluctuations, competitive actions, or economic or other factors, particularly for electric vehicles;
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
•Ford and Ford Credit’s access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, asset portfolios, or other factors;
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
•Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, data protection, data access, and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information; and
•Ford Credit could be subject to new or increased credit regulations, consumer protection regulations, or other regulations.

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

Risk Management. Our interest rate risk management objective is to reduce volatility in our cash flows and volatility in our economic value from changes in interest rates based on an established risk tolerance that may vary by market. We use economic value sensitivity analysis and re-pricing gap analysis to evaluate potential long-term effects of changes in interest rates. We then enter into interest rate swaps to convert portions of our floating-rate debt to fixed or our fixed-rate debt to floating to ensure that our exposure falls within the established tolerances. We also use pre-tax cash flow sensitivity analysis to monitor the level of near-term cash flow exposure. The pre-tax cash flow sensitivity analysis measures the changes in expected cash flows associated with our interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month horizon. Interest rate swaps are placed to maintain exposure within approved thresholds and the ALCO reviews the re-pricing mismatch monthly.

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

Pre-Tax Cash Flow Sensitivity	2023	2024
One percentage point instantaneous increase in interest rates	$78	$107
One percentage point instantaneous decrease in interest rates	(78)	(107)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk. Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2024 is insignificant.

Derivative Notional Values

The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2023	2024
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps, including basis swaps	$28	$27
Pay-floating, receive-fixed, excluding securitization swaps	32	40
Securitization swaps	26	26
Total interest rate derivatives	86	93

Other derivatives
Cross-currency swaps	9	9
Foreign currency forwards	10	10
Total notional value	$105	$112

Derivative Fair Values

The net fair value of our derivative financial instruments was a liability of $1,323 million and $1,208 million at December 31, 2023 and 2024, respectively. For additional information regarding our derivatives, see Note 7 of our Notes to the Financial Statements.

Counterparty Risk

Counterparty risk relates to the loss we could incur if an obligor or counterparty defaulted on an investment or a derivative contract. We enter into master agreements with counterparties that allow netting of certain exposures in order to manage this risk. Exposures primarily relate to investments in fixed income instruments and derivative contracts used for managing interest rate, and foreign currency exchange rate risk. We, together with Ford, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.

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

ITEM 8. Financial Statements and Supplementary Data.

Our Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the accompanying Notes that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page 69 immediately following the signature pages of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2024, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP (“PwC”) (PCAOB ID 238), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2023	2024
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$10.1	$10.9
Audit-related fees - for support of funding transactions, due diligence for mergers, acquisitions and divestitures, attestation services, internal control reviews, and assistance with interpretation of accounting standards	2.3	2.7
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to mergers, acquisitions and divestitures	0.3	0.3
All other fees - for support in business and regulatory reviews and research analysis regarding new strategies	—	—
Total fees	$12.7	$13.9

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

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statements for the Years Ended December 31, 2022, 2023, and 2024

•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2023, and 2024

•Consolidated Balance Sheets at December 31, 2023 and 2024

•Consolidated Statements of Shareholder’s Interest for the Years Ended December 31, 2022, 2023, and 2024

•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2023, and 2024

•Notes to the Financial Statements

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 69 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Consolidated Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.
Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.
Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.
Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.
Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.
Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.
Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-B	Form of Indenture dated as of March 16, 2015 between Ford Motor Credit Company LLC and The Bank of New York Mellon relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company LLC Registration Statement No. 333-202789 and incorporated by reference herein.
Exhibit 4-C	Description of Securities.	Filed with this Report.
Exhibit 10-A	Third Amended and Restated Relationship Agreement dated as of April 27, 2022 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-B	Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-C	Second Amended and Restated Tax Sharing Agreement Between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference. File No. 1-6368.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Designation	Description	Method of Filing

Exhibit 97	Ford Motor Credit Company Financial Statement Compensation Recoupment Policy	Filed as Exhibit 97 to our Annual Report on Form 10-K for the year ended December 31, 2023.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and Executive Vice President, Strategy

Date:	February 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

CATHY O’CALLAGHAN*	Director, President and Chief Executive Officer (principal executive officer)	February 5, 2025
Cathy O’Callaghan

DAVID W. MCCLELLAND*	Director, Chair of the Board, and Audit Committee Member	February 5, 2025
David W. McClelland

MICHAEL AMEND*	Director and Audit Committee Member	February 5, 2025
Michael Amend

DAVID A. WEBB*	Director and Chairman of the Audit Committee	February 5, 2025
David A. Webb

GEOFFREY W. MCLELLAN*	Director, Executive Vice President, Chief Risk Officer	February 5, 2025
Geoffrey W. McLellan

ELIANE S. OKAMURA*	Director, Chief Financial Officer, Treasurer, and Executive Vice President, Strategy (principal financial officer and principal accounting officer)	February 5, 2025
Eliane S. Okamura

* By /s/ CLAIRE B. ZIEGELER	Attorney-in-Fact	February 5, 2025
Claire B. Ziegeler

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ford Motor Credit Company LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholder's interest and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Consumer Finance Receivables Allowance for Credit Losses

As described in Note 4 to the consolidated financial statements, the Company had consumer finance receivables of $83,332 million, for which a consumer allowance for credit losses of $860 million was recorded as of December 31, 2024. The consumer allowance for credit losses represents management’s estimate of the lifetime expected credit losses inherent in the consumer finance receivables as of the balance sheet date. For consumer receivables that share similar risk characteristics, management estimates the lifetime expected credit losses based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.

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
February 5, 2025
We have served as the Company’s auditor since 1959.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the Years Ended December 31,
	2022	2023	2024
Financing revenue
Operating leases	$4,569	$4,105	$4,217
Retail financing	3,514	4,236	5,637
Dealer financing	1,079	2,403	2,922
Other financing	63	132	170
Total financing revenue	9,225	10,876	12,946
Depreciation on vehicles subject to operating leases	(2,240)	(2,309)	(2,482)
Interest expense	(3,334)	(6,311)	(7,583)
Net financing margin	3,651	2,256	2,881
Other revenue
Insurance premiums earned (Note 11)	75	119	171
Fee based revenue and other	116	124	136
Total financing margin and other revenue	3,842	2,499	3,188
Expenses
Operating expenses	1,329	1,360	1,395
Provision for credit losses (Note 4)	39	278	417
Insurance expenses (Note 11)	(4)	53	146
Total expenses	1,364	1,691	1,958

Other income/(loss), net (Note 12)	(41)	514	424

Income before income taxes	2,437	1,322	1,654
Provision for/(Benefit from) income taxes (Note 10)	448	(2)	398
Net income	$1,989	$1,324	$1,256

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2022	2023	2024

Net income	$1,989	$1,324	$1,256
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(558)	188	(345)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	231	—	(43)
Comprehensive income	$1,662	$1,512	$868

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2023	December 31, 2024
ASSETS
Cash and cash equivalents (Note 3)	$10,658	$9,272
Marketable securities (Note 3)	789	706
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	105,476	114,069
Finance leases	7,347	7,881
Total finance receivables, net of allowance for credit losses of $882 and $864 (Note 4)	112,823	121,950
Net investment in operating leases (Note 5)	20,332	21,689
Notes and accounts receivable from affiliated companies	845	836
Derivative financial instruments (Note 7)	818	784
Other assets (Note 8)	2,940	3,055
Total assets	$149,205	$158,292

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$899	$961
Affiliated companies	693	723
Total accounts payable	1,592	1,684
Debt (Note 9)	129,287	137,868
Deferred income taxes	337	364
Derivative financial instruments (Note 7)	2,141	1,992
Other liabilities and deferred revenue (Note 8)	2,459	2,627
Total liabilities	135,816	144,535

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(829)	(1,217)
Retained earnings	9,052	9,808
Total shareholder’s interest	13,389	13,757
Total liabilities and shareholder’s interest	$149,205	$158,292

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in our consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2023	December 31, 2024
ASSETS
Cash and cash equivalents	$2,298	$2,494
Finance receivables, net	56,131	60,717
Net investment in operating leases	11,179	13,309
Derivative financial instruments	90	34

LIABILITIES
Debt	$48,177	$50,855
Derivative financial instruments	45	100

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest	Shareholder’s Interest Attributable to Non-controlling Interests	Total Shareholder’s Interest
Balance at December 31, 2021	$5,227	$(690)	$7,839	$12,376	$22	$12,398
Net income	—	—	1,989	1,989	—	1,989
Other comprehensive income/(loss), net of tax	—	(327)	—	(327)	—	(327)
Distributions declared	—	—	(2,100)	(2,100)	—	(2,100)
Other	(61)	—	—	(61)	(22)	(83)
Balance at December 31, 2022	$5,166	$(1,017)	$7,728	$11,877	$—	$11,877
Net income	—	—	1,324	1,324	—	1,324
Other comprehensive income/(loss), net of tax	—	188	—	188	—	188
Distributions declared	—	—	—	—	—	—
Balance at December 31, 2023	$5,166	$(829)	$9,052	$13,389	$—	$13,389
Net income	—	—	1,256	1,256	—	1,256
Other comprehensive income/(loss), net of tax	—	(388)	—	(388)	—	(388)
Distributions declared	—	—	(500)	(500)	—	(500)
Balance at December 31, 2024	$5,166	$(1,217)	$9,808	$13,757	$—	$13,757

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2022	2023	2024
Cash flows from operating activities
Net income	$1,989	$1,324	$1,256
Provision for credit losses	39	278	417
Depreciation and amortization	2,872	2,900	3,112
Amortization of upfront interest supplements	(1,830)	(1,795)	(2,395)
Net change in deferred income taxes	324	(617)	276
Net change in other assets	(497)	(146)	(219)
Net change in other liabilities	360	343	327
All other operating activities	228	43	375
Net cash provided by/(used in) operating activities	3,485	2,330	3,149

Cash flows from investing activities
Purchases of finance receivables	(35,085)	(41,765)	(43,536)
Principal collections of finance receivables	36,907	36,343	38,370
Purchases of operating lease vehicles	(8,911)	(9,577)	(11,731)
Proceeds from termination of operating lease vehicles	9,802	8,700	7,365
Net change in wholesale receivables and other short-duration receivables	(10,872)	(4,794)	(4,577)
Purchases of marketable securities and other investments	(3,578)	(2,039)	(274)
Proceeds from sales and maturities of marketable securities and other investments	4,161	2,805	356
Settlements of derivatives	184	(145)	(443)
All other investing activities	(91)	(84)	(91)
Net cash provided by/(used in) investing activities	(7,483)	(10,556)	(14,561)

Cash flows from financing activities
Proceeds from issuances of long-term debt	42,175	51,659	57,202
Payments of long-term debt	(41,758)	(41,753)	(45,528)
Net change in short-term debt	5,375	(1,424)	(795)
Cash distributions to parent	(2,100)	—	(500)
All other financing activities	(78)	(139)	(135)
Net cash provided by/(used in) financing activities	3,614	8,343	10,244

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(187)	158	(267)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(571)	$275	$(1,435)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$11,091	$10,520	$10,795
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(571)	275	(1,435)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$10,520	$10,795	$9,360

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

Adoption of New Accounting Standards
ASU 2023-07, Segment Reporting, Improvements to Reportable Segment Disclosures. We adopted the new standard and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. The standard requires disclosure of any significant segment expenses that are regularly provided to the chief operating decision maker (”CODM”) for each reportable segment. In addition, the standard requires disclosure of an amount for “other segment items” by reportable segment and a description of its composition. The standard also requires all annual disclosures about a reporting segment’s profit or loss and assets to be provided on an interim basis, beginning in 2025. Adoption of the new standard did not impact our consolidated balance sheets or income statements, or have a material impact on our financial statement disclosures. Refer to Note 14 for the incremental disclosures required under the standard.
We also adopted the following Accounting Standards Updates (“ASUs”) during 2024, none of which had a material impact to our consolidated financial statements or financial statement disclosures:

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING POLICIES (Continued)

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the FASB issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. We are assessing the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our balance sheets at December 31 (in millions):

	Fair Value Level	2023	2024
Cash and cash equivalents
United States government	1	$912	$854
United States government agencies	2	625	400
Non-United States government and agencies	2	276	370
Corporate debt	2	101	339
Total marketable securities classified as cash equivalents		1,914	1,963
Cash, time deposits and money market funds		8,744	7,309
Total cash and cash equivalents		$10,658	$9,272

Marketable securities
United States government	1	$207	$185
United States government agencies	2	49	—
Non-United States government and agencies	2	109	79
Corporate debt	2	268	252
Other marketable securities	2	156	190
Total marketable securities		$789	$706

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in our consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2023	December 31, 2024
Cash and cash equivalents	$10,658	$9,272
Restricted cash (a)	137	88
Total cash, cash equivalents, and restricted cash	$10,795	$9,360
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

On a nonrecurring basis, we also measure at fair value retail contracts 120 days past due or deemed to be uncollectible, and individual dealer loans probable of foreclosure. We use the fair value of collateral, adjusted for estimated costs to sell, to determine the fair value of these receivables. The collateral for a retail financing or wholesale receivable is the vehicle financed, and for dealer loans is real estate or other property.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Finance Receivables Classification

Finance receivables are accounted for as held for investment (“HFI”) if we have the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. The determination of intent and ability to hold for the foreseeable future is highly judgmental and requires us to make good faith estimates based on all information available at the time of origination or purchase. If we do not have the intent and ability to hold the receivables, then the receivables are classified as held for sale (“HFS”).

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Finance Receivables, Net

Total finance receivables, net at December 31 were as follows (in millions):

	2023	2024
Consumer
Retail installment contracts, gross	$73,943	$79,573
Finance leases, gross	7,793	8,357
Retail financing, gross	81,736	87,930
Unearned interest supplements from Ford and affiliated companies	(3,344)	(4,598)
Consumer finance receivables	78,392	83,332

Non-Consumer
Dealer financing (a)	33,377	37,384
Other financing (b)	1,936	2,098
Non-Consumer finance receivables	35,313	39,482
Total recorded investment (c)	$113,705	$122,814

Recorded investment in finance receivables	$113,705	$122,814
Allowance for credit losses	(882)	(864)
Total finance receivables, net	$112,823	$121,950

Net finance receivables subject to fair value (d)	$105,476	$114,069
Fair value	103,937	113,545
__________
(a)Includes $7.9 billion and $7.1 billion at December 31, 2023 and 2024, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in transit to the destination dealers. Interest earned from Ford and affiliated companies associated with receivables from gate-released vehicles in transit to dealers for the years ended December 31, 2022, 2023, and 2024 was $333 million, $640 million, and $716 million, respectively. Balances at December 31, 2023 and 2024, also include $792 million and $988 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2022, 2023, and 2024, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide dealer financing was $6 million, $19 million, and $16 million, respectively.
(b)Primarily represents other financing receivables with Ford, which includes amounts associated with purchased receivables and receivables associated with the financing of vehicles that Ford leases to employees.
(c)Earned interest supplements on consumer and non-consumer receivables from Ford and affiliated companies totaled $2.1 billion, $2.3 billion, and $2.9 billion for the years ended December 31, 2022, 2023, and 2024, respectively. Cash received from interest supplements totaled $1.4 billion, $3.0 billion, and $4.3 billion for the years ended December 31, 2022, 2023, and 2024, respectively. Interest supplements due from Ford included in Notes and accounts receivable from affiliated companies totaled $130 million, $318 million, and $269 million for the years ended December 31, 2022, 2023, and 2024, respectively, and is a non-cash investing transaction in our consolidated statement of cash flows.
(d)Net finance receivables subject to fair value exclude finance leases.

At December 31, 2023 and 2024, accrued interest was $295 million and $336 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The amounts contractually due on finance leases at December 31, 2024 were as follows (in millions):

	Finance Lease Receivables
	2025	2026	2027	2028	2029	Thereafter	Total
Contractual maturity	$1,848	$1,658	$1,345	$868	$122	$4	$5,845
Less: Present value discount							478
Total finance lease receivables							$5,367

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net at December 31 is as follows (in millions):

	2023	2024
Finance lease receivables	$4,787	$5,367
Unguaranteed residual assets	2,910	2,883
Initial direct costs	96	107
Finance leases, gross	7,793	8,357
Unearned interest supplements from Ford and affiliated companies	(408)	(437)
Allowance for credit losses	(38)	(39)
Finance leases, net	$7,347	$7,881

Financing revenue from finance leases was $303 million, $381 million, and $515 million for the years ended December 31, 2022, 2023, and 2024, respectively, and is included in Retail financing on our consolidated income statements.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit quality ratings for consumer receivables are based on our aging. Consumer receivables credit quality ratings are as follows:

•Pass – current to 60 days past due;
•Special Mention – 61 to 120 days past due and in intensified collection status; and
•Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged off, as measured using the fair value of collateral less costs to sell.

The credit quality analysis of consumer receivables at December 31, 2023 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2019	2019	2020	2021	2022	2023	Total	Percent
Consumer
31-60 days past due	$40	$49	$130	$125	$187	$159	$690	0.9%
61-120 days past due	9	11	30	37	58	50	195	0.2
Greater than 120 days past due	7	4	7	10	10	5	43	0.1
Total past due	56	64	167	172	255	214	928	1.2
Current	891	2,360	7,395	11,325	20,281	35,212	77,464	98.8
Total	$947	$2,424	$7,562	$11,497	$20,536	$35,426	$78,392	100.0%
Gross charge-offs	$47	$40	$75	$85	$117	$37	$401

The credit quality analysis of consumer receivables at December 31, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2020	2020	2021	2022	2023	2024	Total	Percent
Consumer
31-60 days past due	$43	$93	$104	$187	$242	$203	$872	1.0%
61-120 days past due	8	20	27	46	70	54	225	0.3
Greater than 120 days past due	7	7	8	11	12	5	50	0.1
Total past due	58	120	139	244	324	262	1,147	1.4
Current	788	3,162	5,465	12,298	24,189	36,283	82,185	98.6
Total	$846	$3,282	$5,604	$12,542	$24,513	$36,545	$83,332	100.0%
Gross charge-offs	$46	$58	$71	$152	$191	$50	$568

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

The credit quality analysis of dealer financing receivables at December 31, 2024 was as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2020	2020	2021	2022	2023	2024	Total	Wholesale Loans	Total	Percent
Group I	$270	$63	$97	$47	$231	$245	$953	$33,345	$34,298	91.7%
Group II	13	—	3	1	28	31	76	2,494	2,570	6.9
Group III	—	—	2	—	1	4	7	462	469	1.3
Group IV	—	—	—	—	—	1	1	46	47	0.1
Total (a)	$283	$63	$102	$48	$260	$281	$1,037	$36,347	$37,384	100.0%
Gross charge-offs	$1	$—	$—	$—	$—	$—	$1	$6	$7
__________
(a)Total past due dealer financing receivables at December 31, 2024 were $8 million.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At December 31, 2024, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

Allowance for Credit Losses

The allowance for credit losses represents our estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly.

Adjustments to the allowance for credit losses are made by recording charges to Provision for credit losses on our consolidated income statements. The uncollectible portion of a finance receivable is charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer or borrower, the value of the collateral, recourse to guarantors, and other factors.

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

Wholesale Loans. We estimate the allowance for credit losses for wholesale loans based on historical LTR ratios, expected future cash flows, and the fair value of collateral. The LTR model is based on the most recent years of history. An LTR ratio is calculated by dividing credit losses (i.e., charge-offs net of recoveries) by average net finance receivables, excluding allowance for credit losses. The average LTR ratio is multiplied by the end-of-period balances, representing the lifetime expected credit loss reserve.

Dealer Loans. We use a weighted-average remaining maturity method to estimate the lifetime expected credit loss reserve for dealer loans. The loss model is based on the industrywide commercial real estate credit losses, adjusted to factor in the historical credit losses for our dealer loans portfolio. The expected credit loss is calculated under different macroeconomic scenarios that are weighted to provide the total lifetime expected credit loss.

After establishing the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant forward-looking economic factors, an adjustment is made based on management judgment.

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 was as follows (in millions):

	2023			2024
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$838	$7	$845	$879	$3	$882
Charge-offs	(401)	(4)	(405)	(568)	(7)	(575)
Recoveries	151	2	153	160	3	163
Provision for credit losses	280	(2)	278	412	5	417
Other (a)	11	—	11	(23)	—	(23)
Ending balance	$879	$3	$882	$860	$4	$864
_________
(a)Primarily represents amounts related to foreign currency translation adjustments.

For the year ended December 31, 2024, the allowance for credit losses decreased $18 million, reflecting improvement in the macroeconomic outlook, offset partially by an increase in consumer receivables.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. Unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2023 and 2024 was $1.3 billion and $1.9 billion, respectively. Earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating leases for the years ended December 31, 2022, 2023, and 2024 was $1.2 billion, $0.9 billion, and $1.0 billion, respectively. Interest supplements and residual support cash received totaled $0.7 billion, $1.1 billion, and $1.6 billion for the years ended December 31, 2022, 2023, and 2024, respectively. Interest supplements due from Ford included in Notes and accounts receivable from affiliated companies totaled $46 million, $110 million, and $152 million for the years ended December 31, 2022, 2023, and 2024, respectively, and is a non-cash investing transaction in our consolidated statement of cash flows.

At the time of purchase, we establish the expected residual value for each vehicle, considering recent auction values, return volumes for our leased vehicles, industrywide used vehicle prices, marketing incentive plans, and vehicle quality data, and benchmark to third-party data depending on availability. Depreciation expense for vehicles under operating leases is then recognized on a straight-line basis, with the associated accumulated depreciation reducing the vehicle's value to its estimated residual value by the end of the scheduled lease term. Our depreciation for leased vehicles is evaluated regularly, using third-party data, and considering factors such as projected residual values at lease termination (including residual value support payments from Ford), the estimated number of vehicles that will be returned to us, and historical early termination rates due to customer defaults. Depreciation expense adjustments, reflecting revised residual value estimates, are applied prospectively on a straight-line basis. We monitor residual values monthly and review accumulated depreciation accuracy quarterly. Our policy is to promptly sell off-lease vehicles. When a vehicle is sold, the difference between net book value and proceeds, plus any lease termination fees (for example, variable lease payments such as excess wear and tear or mileage charges), are recorded as adjustments to Depreciation on vehicles subject to operating leases.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)

Net investment in operating leases at December 31 was as follows (in millions):

	2023	2024
Vehicles, at cost (a)	$24,182	$25,424
Accumulated depreciation	(3,850)	(3,735)
Net investment in operating leases	$20,332	$21,689
__________
(a)Includes vehicle acquisition costs less interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and deferral method investment tax credits.

The amounts contractually due on our operating leases at December 31, 2024 were as follows (in millions):

	2025	2026	2027	2028	2029	Total
Operating lease payments	$3,774	$2,594	$1,181	$243	$14	$7,806

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

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables or pledge them as collateral in certain transactions outside of the United States, in other types of structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to institutional investors in both public and private transactions in capital markets primarily in the United States, Canada, Mexico, Germany, Italy, the United Kingdom, and China.

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

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except when representations and warranties about the eligibility of the securitized assets are breached, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to us or our other assets other than as provided above and have no right to require us to repurchase the asset-backed securities. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities. We may choose to support the performance of certain securitization transactions, however, by increasing cash reserves.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balance of cash related to these contributions was zero at both December 31, 2023 and 2024, and ranged from zero to $41 million during 2023 and was zero for all of 2024.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	2024
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$37.0	$(0.3)	$36.7	$31.6
Wholesale financing	0.3	24.0	—	24.0	10.8
Finance receivables	2.0	61.0	(0.3)	60.7	42.4
Net investment in operating leases	0.5	13.3	—	13.3	8.5
Total VIE	$2.5	$74.3	$(0.3)	$74.0	$50.9

Non-VIE
Retail financing	$0.5	$10.6	$(0.1)	$10.5	$9.3
Wholesale financing	—	0.4	—	0.4	0.2
Finance receivables	0.5	11.0	(0.1)	10.9	9.5
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.5	$11.0	$(0.1)	$10.9	$9.5

Total securitization transactions
Retail financing	$2.2	$47.6	$(0.4)	$47.2	$40.9
Wholesale financing	0.3	24.4	—	24.4	11.0
Finance receivables	2.5	72.0	(0.4)	71.6	51.9
Net investment in operating leases	0.5	13.3	—	13.3	8.5
Total securitization transactions	$3.0	$85.3	$(0.4)	$84.9	$60.4
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance costs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2022	2023	2024
VIE	$1,009	$1,872	$2,165
Non-VIE	267	591	610
Total securitization transactions	$1,276	$2,463	$2,775

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

	2023		2024
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$90	$45	$34	$100
Derivatives related to the VIEs	7	48	29	32
Other securitization related derivatives	90	29	39	27
Total exposures related to securitization	$187	$122	$102	$159
Derivative expense/(income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2022	2023	2024
Derivatives of the VIEs	$(327)	$25	$14
Derivatives related to the VIEs	120	(38)	12
Other securitization related derivatives	(259)	(26)	(82)
Total derivative expense/(income) related to securitization	$(466)	$(39)	$(56)

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate and cross-currency interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate and foreign exchange. We report the change in fair value of the hedged debt related to the change in benchmark interest rate in Debt and Interest expense. We report the change in fair value of the hedged debt related to foreign currency in Debt and Other income/(loss), net. Net interest settlements and accruals, and fair value changes on hedging instruments due to the benchmark interest rate change are reported in Interest expense. Fair value changes on the hedging instrument due to foreign currency are reported in Other Income/(loss), net. The cash flows associated with fair value hedges are reported in Net cash provided by/(used in) operating activities on our statements of cash flows.

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2022	2023	2024
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(45)	$(507)	$(361)
Fair value changes on hedging instruments	(1,875)	196	(220)
Fair value changes on hedged debt	1,893	(260)	182
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(27)	(79)	(133)
Fair value changes on hedging instruments	(111)	96	(134)
Fair value changes on hedged debt	113	(96)	108
Derivatives not designated as hedging instruments
Interest rate contracts	390	37	(85)
Foreign currency exchange contracts (a)	50	(35)	268
Cross-currency interest rate swap contracts	(780)	127	(272)
Total	$(392)	$(521)	$(647)
__________
(a)Reflects forward contracts between us and an affiliated company.

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

The fair value of our derivative instruments and the associated notional amounts at December 31 were as follows (in millions):

	2023			2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$12,119	$106	$633	$16,194	$66	$645
Cross-currency interest rate swaps	2,078	69	104	3,802	9	139
Derivatives not designated as hedging instruments
Interest rate contracts	73,134	465	1,036	76,977	305	845
Foreign currency exchange contracts (a)	10,276	59	116	9,716	271	117
Cross-currency interest rate swap contracts	7,100	119	252	5,455	133	246
Total derivative financial instruments, gross (b) (c)	$104,707	$818	$2,141	$112,144	$784	$1,992
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $5.9 billion and $5.3 billion in notional amounts and $46 million and $115 million in both assets and liabilities at December 31, 2023 and 2024, respectively.
(b)At December 31, 2023 and 2024, we held collateral of $40 million and $27 million, and we posted collateral of $126 million and $127 million, respectively.
(c)At December 31, 2023 and 2024, the fair value of assets and liabilities available for counterparty netting was $516 million and $450 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED REVENUE

Other assets and Other liabilities and deferred revenue consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets at December 31 were as follows (in millions):

	2023	2024
Prepaid reinsurance premiums and other reinsurance recoverables	$818	$876
Accrued interest and other non-finance receivables	677	666
Collateral held for resale, at net realizable value	426	392
Property and equipment, net of accumulated depreciation (a)	270	283
Investment in non-consolidated affiliates	167	182
Deferred tax assets	190	178
Restricted cash	137	88
Operating lease assets	53	40
Other	202	350
Total other assets	$2,940	$3,055
__________
(a)Accumulated depreciation was $453 million and $448 million at December 31, 2023 and 2024, respectively.

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2023	2024
Interest payable	$963	$1,098
Unearned insurance premiums and fees	930	995
Income tax and related interest (a)	186	131
Payroll and employee benefits	96	86
Operating lease liabilities	55	42
Other	229	275
Total other liabilities and deferred revenue	$2,459	$2,627
__________
(a)Includes tax and interest payable to affiliated companies of $62 million and $9 million at December 31, 2023 and 2024, respectively.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Debt outstanding and interest rates at December 31 were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	2023	2024	2023	2024	2023	2024
Short-term debt
Unsecured debt
Floating rate demand notes	$10,907	$12,040
Other short-term debt	4,593	4,173
Asset-backed debt	3,158	1,200
Total short-term debt	18,658	17,413	5.3%	4.7%	5.3%	4.7%
Long-term debt
Unsecured debt
Notes payable within one year	11,755	12,871
Notes payable after one year	45,435	49,607
Asset-backed debt
Notes payable within one year	18,851	23,050
Notes payable after one year	36,074	36,224
Unamortized (discount)/premium	9	(18)
Unamortized issuance costs	(237)	(235)
Fair value adjustments (a)	(1,258)	(1,044)
Total long-term debt	110,629	120,455	4.7%	4.8%	4.7%	4.8%
Total debt	$129,287	$137,868	4.8%	4.8%	4.8%	4.8%

Fair value of debt	$130,533	$140,046
Interest rate characteristics of debt payable after one year
Fixed interest rate	64,655	69,085
Variable interest rate (generally based on EURIBOR or other short-term rates)	16,854	16,746
Total payable after one year	$81,509	$85,831
__________
(a)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(681) million and $(450) million at December 31, 2023 and 2024, respectively. The carrying value of hedged debt was $38.7 billion and $41.1 billion at December 31, 2023 and 2024, respectively.

The average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees.

We measure debt at fair value for purposes of disclosure using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy. The fair value of debt includes $15.5 billion and $16.2 billion of short-term debt at December 31, 2023 and 2024, respectively, carried at cost, which approximates fair value. We paid interest of $3.2 billion, $5.8 billion, and $7.0 billion in 2022, 2023, and 2024, respectively, on debt.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Maturities

Debt maturities at December 31, 2024 were as follows (in millions):

	2025 (a)	2026	2027	2028	2029	Thereafter (b)	Total
Unsecured debt	$29,084	$12,879	$11,467	$6,786	$6,414	$12,061	$78,691
Asset-backed debt	24,250	19,491	8,759	5,358	2,616	—	60,474
Total	53,334	32,370	20,226	12,144	9,030	12,061	139,165
Unamortized (discount)/premium							(18)
Unamortized issuance costs							(235)
Fair value adjustments							(1,044)
Total debt							$137,868
__________
(a)Includes $17,413 million for short-term and $35,921 million for long-term debt.
(b)Matures between 2030 and 2034.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $42.9 billion ($24.5 billion of retail financing, $10.4 billion of operating leases, and $8.0 billion of wholesale financing) at December 31, 2024. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $16.1 billion having maturities within the next twelve months and the remaining balance having maturities through fourth quarter 2026. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2024, $25.6 billion of these commitments were in use and we had $0.1 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of December 31, 2024, FCE had liquidity of £199 million (equivalent to $250 million) in the form of eligible collateral available for use in the monetary policy programs of the Bank of England. In addition, Ford Bank had liquidity of €346 million (equivalent to $360 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Unsecured Credit Facilities

At December 31, 2024, we and our subsidiaries had $1.7 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At December 31, 2024, $1.2 billion was available for use.

At December 31, 2024, £361 million (equivalent to $452 million) was available for use under FCE’s £685 million (equivalent to $859 million) Credit Agreement and all €210 million (equivalent to $219 million) was available for use under the Ford Bank Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2027.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. In addition, both the FCE Credit Agreement and the Ford Bank Credit Agreement include certain sustainability-linked targets, pursuant to which the applicable margin may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, carbon-free electricity consumption, and Ford Europe CO2 tailpipe emissions. Prior to 2024, the specified targets related to global manufacturing facility greenhouse gas emissions, renewable electricity consumption, and Ford Europe CO2 tailpipe emissions. Ford outperformed all three of the sustainability-linked metrics for the most recent performance period.

NOTE 10. INCOME TAXES

Ford Motor Credit Company LLC and certain of its subsidiaries are disregarded entities for United States income tax purposes. Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries. Our provision for income taxes includes only income tax liabilities for Ford Credit entities recognized as taxable within a jurisdiction. Certain United States minimum taxes, such as the corporate alternative minimum tax and the tax on global intangible low-taxed income, are generally allocated to us on a separate return basis calculated as if we were a taxable entity. The net minimum tax liability allocated to us will not exceed the net liability as determined on a consolidated basis.

We account for United States tax on global intangible low-taxed income in the period incurred, and we account for investment tax credits using the deferral method.

We recognize income tax-related penalties in Provision for/(Benefit from) income taxes on our consolidated income statements.  We recognize income tax-related interest income and interest expense in Other income/(loss), net on our consolidated income statements.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Components of Income Taxes

Components of income taxes for the years ended December 31 were as follows:

	2022	2023	2024
Income before income taxes (in millions)
United States	$1,532	$797	$773
Non-United States	905	525	881
Total	$2,437	$1,322	$1,654
Provision for/(Benefit from) income taxes (in millions)
Current
Federal	$81	$190	$(43)
Non-United States	31	361	156
State and local	12	10	9
Total current	124	561	122
Deferred
Federal	(17)	65	239
Non-United States (a)	341	(627)	37
State and local	—	(1)	—
Total deferred	324	(563)	276
Total	$448	$(2)	$398
Reconciliation of effective tax rate
United States statutory tax rate	21.0%	21.0%	21.0%
United States disregarded entities	(8.9)	4.8	0.5
Non-United States tax rate differential	0.7	(0.9)	0.2
State and local income taxes	0.4	0.5	0.4
Nontaxable foreign currency gains and losses	4.5	(1.5)	(0.7)
Dispositions and restructurings (a)	—	(25.9)	—
United States tax on non-United States earnings	—	—	3.6
Prior year settlements and claims	0.8	(0.8)	—
Other	(0.1)	2.6	(0.9)
Effective tax rate	18.4%	(0.2)%	24.1%
__________
(a)2023 includes a benefit of $343 million associated with legal entity restructuring within our leasing operations.

At December 31, 2024, $4.8 billion of non-United States earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2023	2024
Deferred tax assets
Net operating loss carryforwards	$490	$611
Tax credit carryforwards	—	119
Provision for credit losses	139	99
Other foreign	73	111
Employee benefit plans	14	12
Other	54	56
Total gross deferred tax assets	770	1,008
Less: Valuation allowances	(42)	(45)
Total net deferred tax assets	728	963
Deferred tax liabilities
Leasing transactions	359	692
Other foreign	510	431
Other	6	26
Total deferred tax liabilities	875	1,149
Net deferred tax liability	$147	$186

Net operating loss carryforwards for tax purposes were $2.2 billion at December 31, 2024, resulting in a deferred tax asset of $611 million. A substantial portion of these losses will begin to expire beyond 2030. Tax credit carryforwards available to offset future tax liabilities are $119 million. These credits have a remaining carryforward period of twenty years. Tax benefits from net operating loss carryforwards and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and available tax planning strategies.

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 was as follows (in millions):

	2023	2024
Beginning balance	$58	$69
Increase - tax positions in prior periods	24	14
Decrease - tax positions in prior periods	(15)	—
Settlements	(2)	(7)
Lapse of statute of limitations	(1)	(1)
Foreign currency translation adjustments	5	(10)
Ending balance	$69	$65

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $69 million and $65 million as of December 31, 2023 and 2024, respectively.

Examinations by tax authorities have been completed through 2008 in Germany, 2014 in the United States, and 2018 in Canada and the United Kingdom. We have settled our United States federal income tax matters related to tax years prior to 2015 in accordance with our intercompany tax sharing agreement.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Net tax-related interest expense on income taxes was $1 million, $12 million, and $3 million for the years ended December 31, 2022, 2023, and 2024, respectively. These were reported in Other income/(loss), net on our consolidated income statements. At December 31, 2023 and 2024, we reported a net tax-related interest payable of $24 million and $23 million, respectively.

Cash paid for income taxes was $416 million, $248 million, and $166 million in 2022, 2023, and 2024, respectively.

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

Insurance Assets

Cash, cash equivalents, and marketable securities related to insurance activities at December 31 were as follows (in millions):

	2023	2024
Cash and cash equivalents	$82	$85
Marketable securities	649	644
Total cash, cash equivalents, and marketable securities	$731	$729

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $10 million and $11 million at December 31, 2023 and 2024, respectively, and were included in Marketable securities.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. INSURANCE (Continued)

Amounts paid to reinsurers relating to the unexpired portion of the underlying automotive service contracts, and amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses are reported in Other assets. Prepaid reinsurance premiums and other reinsurance recoverables were $818 million and $876 million at December 31, 2023 and 2024, respectively. This includes amounts ceded to Ford affiliates of $98 million at both December 31, 2023 and 2024.

Insurance Liabilities

Other liabilities and deferred revenue includes unearned insurance premiums and fees of $930 million and $995 million at December 31, 2023 and 2024, respectively. This includes amounts from Ford and its affiliates of $808 million and $863 million at December 31, 2023 and 2024, respectively.

The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $26 million and $35 million at December 31, 2023 and 2024, respectively, and was included in Other liabilities and deferred revenue.

Insurance Premiums

Insurance premiums written and earned for the years ended December 31 were as follows (in millions):

	2022		2023		2024
	Written	Earned	Written	Earned	Written	Earned
Direct	$337	$306	$394	$359	$472	$415
Assumed	—	—	—	—	—	—
Ceded	(264)	(231)	(275)	(240)	(300)	(244)
Net premiums	$73	$75	$119	$119	$172	$171

The direct premiums earned from Ford and its affiliates were $241 million, $249 million, and $259 million for the years ended December 31, 2022, 2023, and 2024, respectively.

Insurance Expenses

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses for the years ended December 31 were as follows (in millions):

	2022	2023	2024
Insurance losses	$34	$90	$181
Loss adjustment expenses	2	4	5
Reinsurance income and other expenses, net	(40)	(41)	(40)
Insurance expenses	$(4)	$53	$146

Insurance expenses with Ford and its affiliates were $107 million, $161 million, and $224 million for the years ended December 31, 2022, 2023, and 2024, respectively.

Insurance expenses were reduced by ceded insurance expenses of $156 million, $198 million, and $233 million for the years ended December 31, 2022, 2023, and 2024, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the years ended December 31 were as follows (in millions):

	2022	2023	2024
Interest and investment income (a)	123	545	$506
Gains/(losses) on derivatives	$(393)	$177	(272)
Currency revaluation gains/(losses)	419	(216)	114
Gains/(losses) on changes in investments in affiliates (b)	(231)	—	44
Other	41	8	32
Total other income/(loss), net	$(41)	$514	$424
__________
(a)Includes interest income, primarily on notes receivable, from affiliated companies of $2 million, $2 million, and $3 million for the years ended December 31, 2022, 2023, and 2024, respectively.
(b)Includes the reclassification of foreign currency translation net losses of $231 million and net gains of $43 million in 2022 and 2024, respectively, to Other Income/(Loss),net from Accumulated other comprehensive income/(loss) related to the liquidation, or substantially complete liquidation of certain investments in our international markets.

NOTE 13. RETIREMENT BENEFITS

We are a participating employer in certain retirement plans that are sponsored by Ford. As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2024, filed separately with the SEC.

Employee Retirement Plans

Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary, and contributions. The allocation amount can be impacted by key assumptions (e.g., discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees participating in the Ford-sponsored defined benefit plans were $54 million, $41 million, and $28 million for the years ended December 31, 2022, 2023, and 2024, respectively. Allocated costs for defined contribution and savings plans were $9 million, $10 million, and $11 million for the years ended December 31, 2022, 2023, and 2024, respectively, and were charged to Operating expenses.

Postretirement Health Care and Life Insurance Benefits

Postretirement health care and life insurance benefits are provided under certain Ford plans, which provide benefits to retired salaried employees in North America. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

Postretirement health care and life insurance costs allocated to Ford Credit for our employees participating in the Ford-sponsored plans were $3 million, $2 million, and $1 million for the years ended December 31, 2022, 2023, and 2024, respectively, and were charged to Operating expenses.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION

We report segment information consistent with the way our CODM, our President and Chief Executive Officer, evaluates the operating results and performance of the Company. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. Our reportable segments are: the United States and Canada, Europe, and All Other. Our All Other reportable segment includes our operations in China, Mexico, and our joint venture in South Africa, as well as wind down activities in Brazil, Argentina, and India.

We report segment earnings on an income before income taxes basis after excluding market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, which are reflected in Unallocated Other. These adjustments are excluded when assessing our segment performance because they are carried out at the corporate level. Our CODM reviews segment earnings on an income before income taxes basis to evaluate performance and allocate resources, predominately in the budgeting, planning, and forecasting processes.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
2022
Total revenue	$8,189	$829	$398	$9,416	$—	$9,416

Total revenue less:
Depreciation on vehicles subject to operating leases	2,271	(31)	—	2,240	—	2,240
Interest expense	3,035	233	190	3,458	(124)	3,334
Provision for credit losses	10	(10)	39	39	—	39
Other segment items (a)	779	323	307	1,409	(43)	1,366
Income before income taxes	2,094	314	(138)	2,270	167	2,437
Other segment disclosures:
Net finance receivables and net investment in operating leases	98,869	18,400	5,065	122,334	—	122,334
Total assets	110,023	22,690	5,863	138,576	—	138,576

2023
Total revenue	$9,362	$1,316	$441	$11,119	$—	$11,119

Total revenue less:
Depreciation on vehicles subject to operating leases	2,284	25	—	2,309	—	2,309
Interest expense	5,199	684	242	6,125	186	6,311
Provision for credit losses	237	10	31	278	—	278
Other segment items (a)	528	291	93	912	(13)	899
Income before income taxes	1,114	306	75	1,495	(173)	1,322
Other segment disclosures:
Net finance receivables and net investment in operating leases	107,695	20,249	5,211	133,155	—	133,155
Total assets	118,611	24,601	5,993	149,205	—	149,205

2024
Total revenue	$11,290	$1,508	$455	$13,253	$—	$13,253

Total revenue less:
Depreciation on vehicles subject to operating leases	2,447	35	—	2,482	—	2,482
Interest expense	6,062	875	258	7,195	388	7,583
Provision for credit losses	333	34	50	417	—	417
Other segment items (a)	988	207	87	1,282	(165)	1,117
Income before income taxes	1,460	357	60	1,877	(223)	1,654
Other segment disclosures:
Net finance receivables and net investment in operating leases	118,969	20,469	4,201	143,639	—	143,639
Total assets	129,599	23,993	4,700	158,292	—	158,292
__________
(a)Other items consists of Operating expenses, Insurance expenses, and Other income/(loss), net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data, split geographically into the United States (which is our country of domicile), Canada, and All Other, for the years ended or at December 31 were as follows (in millions):

	2022	2023	2024
Total revenue
United States	$6,929	$8,012	$9,714
Canada	1,260	1,350	1,577
All Other	1,227	1,757	1,962
Total revenue	$9,416	$11,119	$13,253

Net property and net investment in operating leases
United States	$17,558	$15,642	$16,560
Canada	4,317	4,621	5,048
All Other	179	338	364
Net property and net investment in operating leases	$22,054	$20,601	$21,972

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We lease land, buildings, and equipment under agreements that expire over various contractual periods ranging from less than one year to 26 years. Many of our leases contain one or more options to extend. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. The leased (“right-of-use”) assets in operating lease arrangements are reported in Other assets on our consolidated balance sheets. We do not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. These lease payments are amortized to expense on a straight-line basis over the lease term.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENCIES (Continued)

The amounts contractually due on our operating lease liabilities at December 31, 2024 were as follows (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Operating lease	$16	$12	$9	$3	$1	$7	$48
Less: Present value discount							6
Total operating lease liabilities							$42

Supplemental information related to operating leases for the years ended December 31 was as follows (in millions):

	2022	2023	2024
Operating and variable lease expense	$22	$22	$22
Right-of-use assets obtained in exchange for operating lease liabilities	5	5	4
Weighted average remaining lease term for operating leases (in years)	5	5	5
Weighted average remaining discount rate for operating leases	3.9%	4.1%	4.3%
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

The maximum potential payments under these guarantees and limited indemnities totaled $90 million and $61 million at December 31, 2023 and 2024, respectively. Of these values, $48 million and $15 million at December 31, 2023 and 2024, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2023 and 2024.

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