Form 10-Q
period 2025-03-31
FORD MOTOR CREDIT CO LLC
filed 2025-05-06
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
3.250% Notes due September 15, 2025*	F/25M	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
5.625% Notes due October 9, 2028*	F/28D	New York Stock Exchange
4.165% Notes due November 21, 2028*	F/28E	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
4.445% Notes due February 14, 2030*	F/30D	New York Stock Exchange
5.780% Notes due April 30, 2030*	F/30A	New York Stock Exchange
4.066% Notes due August 21, 2030*	F/30F	New York Stock Exchange
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
For the Quarter Ended March 31, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended March 31,
	2024	2025
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,017	$1,131
Retail financing	1,291	1,510
Dealer financing	696	669
Other financing	40	38
Total financing revenue	3,044	3,348
Depreciation on vehicles subject to operating leases	(610)	(605)
Interest expense	(1,848)	(1,790)
Net financing margin	586	953
Other revenue
Insurance premiums earned	36	48
Fee based revenue and other	26	24
Total financing margin and other revenue	648	1,025
Expenses
Operating expenses	343	353
Provision for credit losses (Note 4)	88	140
Insurance expenses	30	17
Total expenses	461	510

Other income/(loss), net (Note 10)	139	65

Income before income taxes	326	580
Provision for/(Benefit from) income taxes	92	156
Net income	$234	$424

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2024	2025
	First Quarter
	(unaudited)
Net income	$234	$424
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(120)	142
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	7
Comprehensive income/(loss)	$114	$573

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2024	March 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,272	$7,451
Marketable securities (Note 3)	706	781
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	114,069	110,846
Finance leases	7,881	8,325
Total finance receivables, net of allowance for credit losses of $864 and $881 (Note 4)	121,950	119,171
Net investment in operating leases (Note 5)	21,689	22,384
Notes and accounts receivable from affiliated companies	836	741
Derivative financial instruments (Note 7)	784	951
Other assets (Note 8)	3,055	3,444
Total assets	$158,292	$154,923

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$961	$954
Affiliated companies	723	760
Total accounts payable	1,684	1,714
Debt (Note 9)	137,868	134,340
Deferred income taxes	364	634
Derivative financial instruments (Note 7)	1,992	1,391
Other liabilities and deferred revenue (Note 8)	2,627	2,714
Total liabilities	144,535	140,793

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(1,217)	(1,068)
Retained earnings	9,808	10,032
Total shareholder’s interest	13,757	14,130
Total liabilities and shareholder’s interest	$158,292	$154,923

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in our consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2024	March 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$2,494	$2,404
Finance receivables, net	60,717	56,439
Net investment in operating leases	13,309	13,241
Derivative financial instruments	34	24

LIABILITIES
Debt	$50,855	$44,368
Derivative financial instruments	100	111

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2023	$5,166	$(829)	$9,052	$13,389
Net income	—	—	234	234
Other comprehensive income/(loss), net of tax	—	(120)	—	(120)
Balance at March 31, 2024	5,166	(949)	9,286	13,503

Balance at December 31, 2024	$5,166	$(1,217)	$9,808	$13,757
Net income	—	—	424	424
Other comprehensive income/(loss), net of tax	—	149	—	149
Distributions declared	—	—	(200)	(200)
Balance at March 31, 2025	5,166	(1,068)	10,032	14,130

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2024	2025
	First Three Months
	(unaudited)
Cash flows from operating activities
Net income	$234	$424
Provision for credit losses	88	140
Depreciation and amortization	761	770
Amortization of upfront interest supplements	(540)	(643)
Net change in deferred income taxes	34	146
Net change in other assets	(93)	(150)
Net change in other liabilities	456	82
All other operating activities	18	35
Net cash provided by/(used in) operating activities	958	804

Cash flows from investing activities
Purchases of finance receivables	(11,146)	(8,280)
Principal collections of finance receivables	9,393	9,734
Purchases of operating lease vehicles	(2,456)	(2,799)
Proceeds from termination of operating lease vehicles	1,974	1,470
Net change in wholesale receivables and other short-duration receivables	(1,135)	2,548
Purchases of marketable securities and other investments	(51)	(157)
Proceeds from sales and maturities of marketable securities and other investments	123	93
Settlements of derivatives	(207)	(181)
All other investing activities	(16)	(27)
Net cash provided by/(used in) investing activities	(3,521)	2,401

Cash flows from financing activities
Proceeds from issuances of long-term debt	16,488	11,979
Payments of long-term debt	(14,179)	(16,185)
Net change in short-term debt	(1,416)	(651)
Cash distributions to parent	—	(200)
All other financing activities	(50)	(40)
Net cash provided by/(used in) financing activities	843	(5,097)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(125)	76

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(1,845)	$(1,816)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$10,795	$9,360
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,845)	(1,816)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$8,950	$7,544

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

In the opinion of management, these unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods, and at the dates, presented. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K Report”).

NOTE 2. ACCOUNTING POLICIES

Adoption of New Accounting Standards
Accounting Standards Updates (“ASUs”) adopted during 2025 did not have a material impact to our consolidated financial statements or financial statement disclosures.

Accounting Standards Issued But Not Yet Adopted

ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for our 2025 annual financial statements, and the new disclosure requirements will be reflected in our annual financial statement disclosures, primarily related to the effective tax rate reconciliation and cash paid for income taxes. There will be no impact to our consolidated balance sheets or income statements.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our consolidated balance sheets as follows (in millions):

	Fair Value Level	December 31, 2024	March 31, 2025
Cash and cash equivalents
United States government	1	$854	$33
United States government agencies	2	400	100
Non-United States government and agencies	2	370	710
Corporate debt	2	339	230
Total marketable securities classified as cash equivalents		1,963	1,073
Cash, time deposits, and money market funds		7,309	6,378
Total cash and cash equivalents		$9,272	$7,451

Marketable securities
United States government	1	$185	$258
United States government agencies	2	—	—
Non-United States government and agencies	2	79	82
Corporate debt	2	252	253
Other marketable securities	2	190	188
Total marketable securities		$706	$781

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in our consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2024	March 31, 2025
Cash and cash equivalents	$9,272	$7,451
Restricted cash (a)	88	93
Total cash, cash equivalents, and restricted cash	$9,360	$7,544
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2024	March 31, 2025
Consumer
Retail installment contracts, gross	$79,573	$78,274
Finance leases, gross	8,357	8,841
Retail financing, gross	87,930	87,115
Unearned interest supplements from Ford and affiliated companies	(4,598)	(4,469)
Consumer finance receivables	83,332	82,646

Non-Consumer
Dealer financing	37,384	34,941
Other financing	2,098	2,465
Non-Consumer finance receivables	39,482	37,406
Total recorded investment	$122,814	$120,052

Recorded investment in finance receivables	$122,814	$120,052
Allowance for credit losses	(864)	(881)
Total finance receivables, net	$121,950	$119,171

Net finance receivables subject to fair value (a)	$114,069	$110,846
Fair value (b)	113,545	110,801
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2024 and 2025 was $117 million and $137 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2024 and March 31, 2025, accrued interest was $336 million and $311 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Credit Quality

Consumer Portfolio. Credit quality ratings for consumer receivables are based on aging. Receivables over 60 days past due are in intensified collection status.

The credit quality analysis of consumer receivables at December 31, 2024 and gross charge-offs during the year ended December 31, 2024 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2020	2020	2021	2022	2023	2024	Total	Percent
Consumer
31-60 days past due	$43	$93	$104	$187	$242	$203	$872	1.0%
Greater than 60 days past due	15	27	35	57	82	59	275	0.4
Total past due	58	120	139	244	324	262	1,147	1.4
Current	788	3,162	5,465	12,298	24,189	36,283	82,185	98.6
Total	$846	$3,282	$5,604	$12,542	$24,513	$36,545	$83,332	100.0%
Gross charge-offs	$46	$58	$71	$152	$191	$50	$568

The credit quality analysis of consumer receivables at March 31, 2025 and gross charge-offs during the period ended March 31, 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2021	2021	2022	2023	2024	2025	Total	Percent
Consumer
31-60 days past due	$99	$86	$162	$226	$224	$11	$808	1.0%
Greater than 60 days past due	28	26	47	66	63	3	233	0.3
Total past due	127	112	209	292	287	14	1,041	1.3
Current	3,034	4,518	10,659	21,957	34,228	7,209	81,605	98.7
Total	$3,161	$4,630	$10,868	$22,249	$34,515	$7,223	$82,646	100.0%
Gross charge-offs	$19	$16	$35	$50	$45	$1	$166
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The credit quality analysis of dealer financing receivables at December 31, 2024 and gross charge-offs during the year ended December 31, 2024 were as follows (in millions):

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

The credit quality analysis of dealer financing receivables at March 31, 2025 and gross charge-offs during the period ended March 31, 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2021	2021	2022	2023	2024	2025	Total	Wholesale Loans	Total	Percent
Group I	$338	$88	$36	$211	$136	$99	$908	$30,780	$31,688	90.7%
Group II	6	2	3	31	11	30	83	2,503	2,586	7.4
Group III	—	—	—	—	—	14	14	574	588	1.7
Group IV	—	—	—	3	—	1	4	75	79	0.2
Total (a)	$344	$90	$39	$245	$147	$144	$1,009	$33,932	$34,941	100.0%
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$1	$1
__________
(a)Total past due dealer financing receivables at March 31, 2025 were $7 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At March 31, 2025, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2024			First Quarter 2025
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$879	$3	$882	$860	$4	$864
Charge-offs	(129)	—	(129)	(166)	(1)	(167)
Recoveries	39	3	42	40	—	40
Provision for credit losses	91	(3)	88	135	5	140
Other (a)	(3)	—	(3)	3	1	4
Ending balance	$877	$3	$880	$872	$9	$881
__________
(a)Primarily represents amounts related to foreign currency translation adjustments.

During the first quarter of 2025, the allowance for credit losses increased $17 million, reflecting deterioration of the economic outlook, offset partially by lower consumer receivables.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2024	March 31, 2025
Vehicles, at cost (a)	$25,424	$26,234
Accumulated depreciation	(3,735)	(3,850)
Net investment in operating leases	$21,689	$22,384
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

Most of our securitization transactions utilize VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our consolidated financial statements (in billions):

	December 31, 2024
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	March 31, 2025
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.6	$34.5	$(0.3)	$34.2	$29.2
Wholesale financing	0.2	22.2	—	22.2	6.6
Finance receivables	1.8	56.7	(0.3)	56.4	35.8
Net investment in operating leases	0.6	13.2	—	13.2	8.6
Total VIE	$2.4	$69.9	$(0.3)	$69.6	$44.4

Non-VIE
Retail financing	$0.5	$9.4	$(0.1)	$9.3	$8.2
Wholesale financing	—	0.3	—	0.3	0.2
Finance receivables	0.5	9.7	(0.1)	9.6	8.4
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.5	$9.7	$(0.1)	$9.6	$8.4

Total securitization transactions
Retail financing	$2.1	$43.9	$(0.4)	$43.5	$37.4
Wholesale financing	0.2	22.5	—	22.5	6.8
Finance receivables	2.3	66.4	(0.4)	66.0	44.2
Net investment in operating leases	0.6	13.2	—	13.2	8.6
Total securitization transactions	$2.9	$79.6	$(0.4)	$79.2	$52.8
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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2024	2025
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(96)	$(48)
Fair value changes on hedging instruments	(243)	329
Fair value changes on hedged debt	220	(324)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(29)	(25)
Fair value changes on hedging instruments	(64)	146
Fair value changes on hedged debt	62	(136)
Derivatives not designated as hedging instruments
Interest rate contracts	48	(45)
Foreign currency exchange contracts (a)	92	(10)
Cross-currency interest rate swap contracts	(166)	102
Total	$(176)	$(11)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2024			March 31, 2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$16,194	$66	$645	$21,642	$265	$446
Cross-currency interest rate swaps	3,802	9	139	3,802	87	75
Derivatives not designated as hedging instruments
Interest rate contracts	76,977	305	845	78,371	322	752
Foreign currency exchange contracts (a)	9,716	271	117	11,595	152	46
Cross-currency interest rate swap contracts	5,455	133	246	4,333	125	72
Total derivative financial instruments, gross (b) (c)	$112,144	$784	$1,992	$119,743	$951	$1,391
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $5.3 billion and $6.4 billion in notional amounts and $115 million and $41 million in both assets and liabilities at December 31, 2024 and March 31, 2025, respectively.
(b)At December 31, 2024 and March 31, 2025, we held collateral of $27 million and $26 million, respectively, and we posted collateral of $127 million and $119 million, respectively.
(c)At December 31, 2024 and March 31, 2025, the fair value of assets and liabilities available for counterparty netting was $450 million and $595 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2024	March 31, 2025
Prepaid reinsurance premiums and other reinsurance recoverables	$876	$905
Accrued interest and other non-finance receivables (a)	666	815
Deferred tax assets	178	385
Collateral held for resale, at net realizable value	392	382
Property and equipment, net of accumulated depreciation (b)	283	300
Investment in non-consolidated affiliates	182	191
Restricted cash	88	93
Operating lease assets	40	41
Other	350	332
Total other assets	$3,055	$3,444
__________
(a)Includes tax and interest receivable from affiliated companies of zero and $42 million at December 31, 2024 and March 31, 2025, respectively.
(b)Accumulated depreciation was $448 million and $462 million at December 31, 2024 and March 31, 2025, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2024	March 31, 2025
Interest payable	$1,098	$1,132
Unearned insurance premiums and fees	995	1,029
Income tax and related interest (a)	131	155
Payroll and employee benefits	86	71
Operating lease liabilities	42	43
Other	275	284
Total other liabilities and deferred revenue	$2,627	$2,714
__________
(a)Includes tax and interest payable to affiliated companies of $9 million and $3 million at December 31, 2024 and March 31, 2025, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2024	March 31, 2025	2024	2025	2024	2025
Short-term debt
Unsecured debt
Floating rate demand notes	$12,040	$12,513
Other short-term debt	4,173	3,848
Asset-backed debt (a)	1,200	713
Total short-term debt	17,413	17,074	4.7%	4.3%	4.7%	4.3%
Long-term debt
Unsecured debt
Notes payable within one year	12,871	14,029
Notes payable after one year	49,607	51,999
Asset-backed debt (a)
Notes payable within one year	23,050	19,129
Notes payable after one year	36,224	33,025
Unamortized (discount)/premium	(18)	(20)
Unamortized issuance costs	(235)	(248)
Fair value adjustments (b)	(1,044)	(648)
Total long-term debt	120,455	117,266	4.8%	4.8%	4.8%	4.8%
Total debt	$137,868	$134,340	4.8%	4.7%	4.8%	4.8%

Fair value of debt (c)	$140,046	$135,857
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(450) million and $(374) million at December 31, 2024 and March 31, 2025, respectively. The carrying value of hedged debt was $41.1 billion and $43.3 billion at December 31, 2024 and March 31, 2025, respectively.
(c)At December 31, 2024 and March 31, 2025, the fair value of debt includes $16.2 billion and $16.4 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

NOTE 10. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2024	2025
Currency revaluation gains/(losses)	$70	$(224)
Gains/(losses) on derivatives	(75)	192
Interest and investment income	142	103
Other	2	(6)
Total other income/(loss), net	$139	$65

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION

We report segment information consistent with the way our chief operating decision maker (”CODM”), our President and Chief Executive Officer, evaluates the operating results and performance of the Company. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. Our reportable segments are: the United States and Canada, Europe, and All Other. Our All Other reportable segment includes our operations in China, Mexico, and our joint venture in South Africa, as well as wind down activities in Brazil, Argentina, and India.

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

Key operating data for our business segments for the periods ended or at March 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
First Quarter 2024
Total revenue	$2,616	$371	$119	$3,106	$—	$3,106
Total revenue less:
Depreciation on vehicles subject to operating leases	603	7	—	610	—	610
Interest expense	1,460	221	69	1,750	98	1,848
Provision for credit losses	70	7	11	88	—	88
Other segment items (a)	220	64	19	303	(69)	234
Income before income taxes	$263	$72	$20	$355	$(29)	$326
Other segment disclosures:
Net finance receivables and net investment in operating leases	$110,674	$19,981	$4,819	$135,474	$—	$135,474
Total assets	120,368	23,991	5,350	149,709	—	149,709

First Quarter 2025
Total revenue	$2,949	$372	$99	$3,420	$—	$3,420
Total revenue less:
Depreciation on vehicles subject to operating leases	598	7	—	605	—	605
Interest expense	1,481	195	53	1,729	61	1,790
Provision for credit losses	112	9	19	140	—	140
Other segment items (a)	287	75	24	386	(81)	305
Income before income taxes	$471	$86	$3	$560	$20	$580
Other segment disclosures:
Net finance receivables and net investment in operating leases	$117,362	$20,472	$3,721	$141,555	$—	$141,555
Total assets	127,299	23,478	4,146	154,923	—	154,923
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

The maximum potential payments under these guarantees and limited indemnities totaled $61 million and $64 million at December 31, 2024 and March 31, 2025, respectively. Of these values, $15 million and $19 million at December 31, 2024 and March 31, 2025, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2024 or March 31, 2025.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

Trade Policy and Tariffs

To the extent governments in various regions implement or intensify barriers to trade, such as erecting tariff or non‑tariff barriers, implementing export controls, or manipulating their currency to provide advantages to domestic companies, there can be a significant negative impact on manufacturers based in other markets.

Tariffs implemented to date in the United States and elsewhere have caused significant disruption, increased costs, and uncertainty in the automotive industry, including for Ford and Ford Credit, other original equipment manufacturers (“OEMs”), suppliers, and dealers, as well as customers. Moreover, tariffs implemented in the United States and elsewhere in the future may exacerbate these impacts. Further, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as China’s restriction on the export of rare earth minerals, increases the risk of production disruptions and may further increase costs. Tariffs have affected and will continue to affect all OEMs, to various degrees.

Although there is uncertainty regarding the application, scope, and duration of tariffs, those that have been implemented and any additional tariffs or other measures that are implemented in the United States and retaliatory tariffs or other measures or restrictions that are implemented by other governments and the potential related market impacts, should they be sustained for an extended period of time, would have a significant adverse effect, including both operationally and financially, on the overall automotive industry, Ford, Ford Credit, and Ford’s supply chain in 2025 and potentially beyond.

For additional information regarding the impact and potential impact of trade policy and tariffs on Ford and Ford Credit’s business, see the Outlook section on page 36 of this Quarterly Report on Form 10-Q and on page 52 of Ford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and Item 1A. Risk Factors in our 2024 Form 10-K Report, as updated by Item 1A. Risk Factors on page 39 of this Quarterly Report on Form 10-Q.

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
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2024 Form 10-K Report.

•Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the consolidated income statements.
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term and changes in our estimate of the number of vehicles that will be returned to us and sold. Depreciation on vehicles subject to operating leases includes early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2024 Form 10-K Report.

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

In addition, the following definitions and calculations apply to the charts contained in Item 2 of this Report:

•Cash (as shown in the Funding and Liquidity section) – Cash and cash equivalents, Marketable securities, and restricted cash reported on our consolidated balance sheets, excluding amounts related to insurance activities.

•Debt (as shown in the Key Metrics and Leverage tables) – Debt on our consolidated balance sheets. Includes debt issued in securitizations and payable only out of collections on the underlying securitized assets and related enhancements. Ford Credit holds the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions.

•Earnings Before Taxes – Reflects Income before income taxes as reported on our consolidated income statements.

•Loss-to-Receivables (“LTR”) Ratio (as shown in the Credit Loss tables) – LTR ratio is calculated using net charge-offs divided by average finance receivables, excluding unearned interest supplements and the allowance for credit losses.

•Reserve as a % of End of Period (“EOP”) Receivables Ratio (as shown in the Credit Loss tables) – The reserve as a percentage of EOP receivables ratio is calculated as the credit loss reserve amount, divided by EOP finance receivables, excluding unearned interest supplements and the allowance for credit losses.

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

•Total Net Receivables (as shown in the Key Metrics and Financial Condition tables) – Includes finance receivables (retail financing and wholesale) sold for legal purposes and net investment in operating leases included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables and operating leases are reported on our consolidated balance sheets and are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations of Ford Credit or the claims of Ford Credit’s other creditors.

•Unallocated Other (as shown in the Segment Results table) – Items excluded in assessing segment performance because they are managed at the corporate level, including market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions.

Taxes

Our organizational structure evolves to align with changes in our business. Additionally, we regularly review our subsidiaries’ tax classifications to align with business priorities. Future changes could alter any subsidiary’s classification as a taxable entity and whether taxes are provided for such subsidiary’s results within our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	First Quarter
GAAP Financial Measures	2024	2025	H / (L)
Total net receivables ($B)	$135.5	$141.6	$6.1
Loss-to-receivables (bps) (a)	47	63	16
Auction values (b)	$29,665	$30,635	3%
EBT ($M)	$326	$580	$254
ROE (%)	7.0%	12.3%	5.3 ppts

Other Balance Sheet Metrics
Debt ($B)	$129.3	$134.3	$5.0
Net liquidity ($B)	$27.0	$29.5	$2.5
Financial statement leverage (to 1)	9.6	9.5	(0.1)
__________
(a)United States retail financing only.
(b)United States portfolio off-lease auction values at Q1 2025 mix.

First Quarter 2025 Compared with First Quarter 2024

The following table shows the factors that contributed to first quarter 2025 EBT (in millions):

Change in EBT by Causal Factor
First quarter 2024 EBT	$326
Volume / mix	55
Financing margin	213
Credit loss	(56)
Lease residual	(11)
Exchange	(10)
Other	63
First quarter 2025 EBT	$580

Total net receivables were $141.6 billion, $6.1 billion or 5% higher than a year ago, reflecting higher consumer financing, a larger operating lease portfolio, and higher non-consumer financing, offset partially by exchange. The first quarter 2025 U.S. LTR ratio of 63 basis points increased from a year ago, reflecting higher repossessions and increased loss severity. U.S. auction values increased 3% year over year reflecting low used vehicle availability.

Our first quarter 2025 EBT of $580 million was $254 million higher than a year ago, explained primarily by higher financing margin, favorable volume and mix, and a favorable derivative market valuation adjustment (included in Other), offset partially by higher credit losses. ROE was 12.3%, 5.3 percentage points higher than a year ago, driven by higher net income. At the end of the first quarter of 2025, we had $29.5 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended March 31 are shown below (in millions):

	First Quarter
	2024	2025	H / (L)
Results
United States and Canada segment	$263	$471	$208
Europe segment	72	86	14
All Other segment	20	3	(17)
Total segments	$355	$560	$205
Unallocated Other	(29)	20	49
Earnings before taxes	$326	$580	$254
(Provision for)/Benefit from income taxes	(92)	(156)	(64)
Net income	$234	$424	$190

For additional information, see Note 11 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment first quarter 2025 EBT of $471 million was $208 million higher than first quarter 2024, explained primarily by higher financing margin and favorable volume and mix, offset partially by higher credit losses.

Europe Segment

The Europe segment first quarter 2025 EBT of $86 million was $14 million higher than first quarter 2024, explained primarily by higher financing margin.

All Other Segment

The All Other segment first quarter 2025 EBT of $3 million was $17 million lower than first quarter 2024, explained primarily by higher credit losses and unfavorable volume and mix.

Unallocated Other

Unallocated Other was a $20 million gain for first quarter 2025, a $49 million improvement from first quarter 2024, explained primarily by favorable derivative market valuation adjustment compared to prior year.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	First Quarter
	2024	2025
Share of Ford and Lincoln Sales (a)
United States	60%	38%
Canada	65	68
United Kingdom	33	29
Germany	35	41
China	27	15

Wholesale Share
United States	71%	71%
United Kingdom	100	100
Germany	89	91
China	69	58

Contract Placement Volume - New and Used (000)
United States	226	159
Canada	27	32
United Kingdom	21	20
Germany	16	17
China	16	7
__________
(a)United States and Canada exclude fleet sales, other markets include fleet.

United States contract placement volumes in the first quarter of 2025 were lower than a year ago, primarily reflecting lower Ford Credit share due to a change in Ford’s marketing programs in the quarter that offered less support for special retail financing on contracts originated by Ford Credit. Canada contract placement volumes in the first quarter of 2025 were higher than a year ago, reflecting higher Ford deliveries and Ford Credit share. United Kingdom contract placement volumes in the first quarter of 2025 were down, driven by lower Ford credit share, offset partially by higher Ford deliveries. Germany contract placement volumes in the first quarter of 2025 were higher compared to a year ago, reflecting higher Ford Credit share, offset partially by lower Ford deliveries. China contract placement volumes in the first quarter of 2025 were lower than a year ago, reflecting lower Ford Credit share and Ford deliveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2024	December 31, 2024	March 31, 2025
Net Receivables
United States and Canada Segment
Consumer financing	$64.0	$67.8	$66.6
Non-Consumer financing	26.8	29.7	28.7
Net investment in operating leases	19.9	21.4	22.1
Total United States and Canada Segment	$110.7	$118.9	$117.4

Europe Segment
Consumer financing	$11.8	$12.0	$12.8
Non-Consumer financing	8.0	8.2	7.4
Net investment in operating leases	0.2	0.3	0.3
Total Europe Segment	$20.0	$20.5	$20.5

All Other Segment
Consumer financing	$3.4	$2.6	$2.4
Non-Consumer financing	1.4	1.6	1.3
Net investment in operating leases	—	—	—
Total Other Segment	$4.8	$4.2	$3.7

Total net receivables	$135.5	$143.6	$141.6

At March 31, 2024, December 31, 2024, and March 31, 2025, total net receivables includes consumer receivables before allowance for credit losses of $45.0 billion, $47.6 billion, and $43.9 billion, respectively, and non-consumer receivables before allowance for credit losses of $22.0 billion, $24.4 billion, and $22.5 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2024, December 31, 2024, and March 31, 2025, total net receivables includes net investment in operating leases of $11.2 billion, $13.3 billion, and $13.2 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2024 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at March 31, 2025 were $6.1 billion higher compared with March 31, 2024, explained primarily by higher consumer financing, a larger operating lease portfolio, and higher non-consumer financing, offset partially by exchange. Total net receivables at March 31, 2025 were $2.0 billion lower compared with December 31, 2024, explained primarily by lower non-consumer and consumer financing, offset partially by a larger operating lease portfolio.

Our operating lease portfolio was 16% of total net receivables at March 31, 2025. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 99% of our total operating lease portfolio.

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

	First Quarter
	2024	2025
Origination Metrics
Retail & lease average placement FICO	758	749
Retail & lease higher risk portfolio mix (%)	4%	3%
Retail greater than or equal to 84 months placement mix (%)	5%	12%
Retail average placement term (months)	66	65

Our first quarter 2025 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 3% of our portfolio and has been stable for over 15 years.

Retail financing contracts of 84 months and longer increased by 7 percentage points compared to a year ago. The retail average placement term during the first quarter of 2025 decreased by one month compared to a year ago, reflecting changes in Ford’s marketing programs and a higher mix of commercial use contracts with lower average term. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 71% of our worldwide consumer finance receivables at March 31, 2025.

	First Quarter
	2024	2025
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies) (%)	0.20%	0.19%
Repossessions (000)	5	6
Repossession ratio (%)	1.07%	1.20%
Loss severity (000) (a)	$15.1	$17.2
Net charge-offs ($M)	$67	$97
LTR ratio (%) (b)	0.47%	0.63%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Our first quarter 2025 repossession ratio increased from a year ago by 13 basis points and is now consistent with historical levels. Loss severity increased from a year ago, consistent with the increase in new vehicle prices and the associated higher amount financed. Our first quarter 2025 LTR ratio of 0.63% increased from a year ago, reflecting higher repossessions and increased loss severity.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	First Quarter
	2024	2025
Net charge-offs ($M)	$87	$127
LTR ratio (%) (a)	0.30%	0.42%
Credit loss reserve ($M)	$880	$881
Reserve as percent of EOP Receivables (%) (a)	0.73%	0.71%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the first quarter of 2025 increased from a year ago, primarily driven by higher repossessions and increased loss severity.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at March 31, 2025 was about flat compared to a year ago. See Note 4 of our Notes to the Financial Statements for more information.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2024 Form 10-K Report.

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 76% of our total net investment in operating leases at March 31, 2025.

	First Quarter
	2024	2025
Lease Share of Retail Sales (%)
Ford Credit	14%	15%
Industry (a)	24%	23%

Placement Volume (000)
24-Month	9	6
36-Month	22	35
39-Month / other	18	12
Total	49	53

Residual Performance
Return rates (%)	50%	48%
Return volume (000)	27	17
Off-lease auction values (b)	$29,665	$30,635
__________
(a)Source: J.D. Power PIN.
(b)United States portfolio off-lease auction values at Q1 2025 mix.

Our United States operating lease share of retail sales in the first quarter of 2025 was higher compared with a year ago and remains below the industry, reflecting the Ford sales mix. Our first quarter 2025 total lease placement volume was up compared with a year ago, reflecting higher Ford Credit lease share and higher Ford retail sales.

Lease return rates are lower than prior year as more customers and dealers are electing to purchase the off-lease vehicles at a higher rate given their equity position in the vehicle. Auction values increased 3% year over year, reflecting low industrywide used vehicle availability; tariffs and economic outlook create uncertainty for used vehicle pricing.

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

The following rating actions were taken by these NRSROs since the filing of our 2024 Form 10-K Report:

•On February 6, 2025, S&P affirmed the credit ratings for Ford Credit at BBB- and revised the outlook to negative from stable.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short -Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	R-2 (low)	Stable	BBB (low)
Fitch	BBB-	F3	Stable	BBB-
Moody’s	Ba1	NP	Stable	Baa3
S&P	BBB-	A-3	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets, and ended the first quarter of 2025 with $29.5 billion of liquidity, up $4.3 billion from year-end. We completed $11 billion of public term issuances through May 2, 2025.

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

The following table shows funding for our net receivables (in billions):

Funding Structure	March 31, 2024	December 31, 2024	March 31, 2025
Term unsecured debt	$57.0	$59.2	$63.2
Term asset-backed securities	54.9	60.4	52.8
Retail deposits / Ford Interest Advantage	17.4	18.3	18.3
Other	1.6	1.2	0.7
Equity	13.5	13.8	14.1
Cash	(8.9)	(9.3)	(7.5)
Total Net Receivables	$135.5	$143.6	$141.6

Securitized Funding as a percent of Total Debt	42.5%	43.8%	39.3%

Net receivables of $141.6 billion at March 31, 2025 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 39.3% as of March 31, 2025, down from 43.8% at December 31, 2024.

Public Term Funding Plan

The following table shows our issuances for full year 2023 and 2024, planned issuances for full year 2025, and our global public term funding issuances through May 2, 2025, excluding short-term funding programs (in billions):

	2023 Actual	2024 Actual	2025 Forecast	Through May 2
Unsecured	$14	$17	$ 9 - 12	$6
Securitizations	14	16	12 - 15	5
Total public	$28	$33	$ 21 - 27	$11

For 2025, we now project full year public term funding in the range of $21 billion to $27 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	March 31, 2024	December 31, 2024	March 31, 2025
Liquidity Sources
Cash	$8.9	$9.3	$7.5
Committed asset-backed facilities	42.6	42.9	43.0
Other unsecured credit facilities	2.3	1.7	1.7
Total liquidity sources	$53.8	$53.9	$52.2

Utilization of Liquidity
Securitization and restricted cash	$(3.4)	$(3.1)	$(3.0)
Committed asset-backed facilities	(23.3)	(25.6)	(19.3)
Other unsecured credit facilities	(0.4)	(0.5)	(0.6)
Total utilization of liquidity	$(27.1)	$(29.2)	$(22.9)

Available liquidity	$26.7	$24.7	$29.3
Other adjustments	0.3	0.5	0.2
Net liquidity available for use	$27.0	$25.2	$29.5

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2025, our net liquidity available for use was $29.5 billion, $4.3 billion higher than year-end 2024, reflecting strong public market execution in the first quarter. At March 31, 2025, our liquidity sources totaled $52.2 billion, down $1.7 billion from year-end 2024, primarily explained by lower cash.

Cash.  At March 31, 2025, our cash totaled $7.5 billion, compared with $9.3 billion at year-end 2024.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from overnight to six months and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.1 billion and $3.0 billion at December 31, 2024 and March 31, 2025, respectively.

Material Cash Requirements. Our material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Aggregate Contractual Obligations” table in Item 7 and Note 9 of the Notes to the Financial Statements in our 2024 Form 10-K Report). In addition, subject to approval by our Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At March 31, 2025, our committed capacity totaled $44.7 billion, compared with $44.6 billion at December 31, 2024. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $43.0 billion ($26.1 billion of retail financing, $10.5 billion of operating leases, and $6.4 billion of wholesale financing) at March 31, 2025. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $18.0 billion having maturities within the next twelve months and the remaining balance having maturities through fourth quarter 2026. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2025, $19.3 billion of these commitments were in use and we had $0.3 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of March 31, 2025, FCE Bank plc (“FCE”) had liquidity of £162 million (equivalent to $210 million) in the form of eligible collateral available for use in the monetary policy programs of the Bank of England. In addition, Ford Bank GmbH (“Ford Bank”) had liquidity of €265 million (equivalent to $287 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At March 31, 2025, we and our subsidiaries had $1.7 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At March 31, 2025, $1.1 billion was available for use.

At March 31, 2025, £284 million (equivalent to $369 million) was available for use under FCE’s £685 million (equivalent to $887 million) Credit Agreement and all €210 million (equivalent to $227 million) was available for use under the Ford Bank Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2027.

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

Funding and Liquidity Risks

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Funding and Liquidity Risks” section of Item 7 of Part II of our 2024 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage (in billions):

	March 31, 2024	December 31, 2024	March 31, 2025
Leverage Calculation
Debt	$129.3	$137.9	$134.3
Equity	$13.5	$13.8	$14.1
Financial statement leverage (to 1)	9.6	10.0	9.5

We plan our financial statement leverage by considering market conditions and the risk characteristics of our business. At March 31, 2025, our financial statement leverage was 9.5:1. We target financial statement leverage in the range of 9:1 to 10:1.

During the first quarter 2025, we paid $200 million in cash distributions to our parent.

Outlook

Given material near-term risks, especially the potential for industrywide supply chain disruption impacting vehicle production, the potential for future or increased tariffs in the United States, changes in the implementation of tariffs including tariff offsets, retaliatory tariffs and other restrictions by other governments, and the potential related market impacts, we are suspending our full-year 2025 EBT guidance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake, and expressly disclaim to the extent permitted by law, any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2024 Form 10-K Report, as updated by Item 1A. Risk Factors in this Quarterly Report on Form 10-Q as well as our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Accounting Standards Issued But Not Yet Adopted

For a discussion of recent accounting standards, see Note 2 of our Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2024 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2025, all else constant, such a decrease in interest rates would decrease our pre-tax cash flow by $67 million over the next 12 months, compared with a decrease of $107 million at December 31, 2024. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2025, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

The following risk factor supplements the risk factors described in Item 1A of our 2024 Form 10-K Report and should be read in conjunction with the risk factors described in our 2024 Form 10-K Report:

With a global footprint and supply chain, Ford’s results and operations could be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events. Because of the interconnectedness of the global economy, the challenges of a pandemic, financial crisis, economic downturn or recession (including reduced consumer spending), natural disaster, war, geopolitical crises, or other significant events in one area of the world can have an immediate and material adverse impact on markets around the world. In particular, China presents unique risks to U.S. automakers due to the strain in U.S.-China relations, China’s unique regulatory landscape, the level of integration with key components in Ford’s global supply chain, the limited availability of various components and materials, including certain rare earth minerals, that are unique to China, and the rapid development of the Chinese electric vehicle industry, with Chinese electric vehicle manufacturers exporting their products to some key markets in which Ford operates.

Changes in international trade policy can also have a substantial adverse effect on Ford’s financial condition, results of operations, or business in general. Steps taken by governments to implement local content requirements or apply or consider applying additional or new tariffs on automobiles, parts, and other products and materials have disrupted supply chains, imposed additional costs on Ford’s business, and led to other countries attempting to retaliate by imposing tariffs or other barriers, which make Ford’s products more expensive for customers, and, in turn, its products less competitive, and this trend may continue. Tariffs implemented to date in the United States and elsewhere have caused significant disruption, increased costs, and uncertainty in the automotive industry, including for Ford, Ford Credit, other OEMs, suppliers, and dealers, as well as customers. Moreover, tariffs implemented or increased in the United States and elsewhere in the future may exacerbate these impacts. Further, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as China’s restriction on the export of rare earth minerals, increases the risk of production disruptions and may further increase costs. Although there is uncertainty regarding the application, scope, and duration of tariffs, those that have been implemented and any additional tariffs or other measures that are implemented in the United States and retaliatory tariffs or other measures or restrictions that are implemented by other governments and the potential related market impacts, should they be sustained for an extended period of time, would have a significant adverse effect, including both operationally and financially, on the overall automotive industry, Ford, Ford Credit, and Ford’s supply chain in 2025 and potentially beyond.

With operations in various markets with volatile economic or political environments and Ford’s global supply chain and utilization of transportation routes and logistics providers around the world, Ford is exposed to heightened risks as a result of economic, geopolitical, or other events. This could include governmental takeover (i.e., nationalization) of Ford’s manufacturing facilities or intellectual property, restrictive exchange or import controls, changes to international trade agreements, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities (such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, heightened tensions in the Red Sea, and potential tensions in the South China Sea), and acts of terrorism, each of which could impact Ford’s supply chain as well as its operations and have a substantial adverse effect on its financial condition or results of operations. Further, the U.S. government, other governments, and international organizations could impose additional sanctions or export controls (e.g. China’s limitation on exports of rare earth minerals) that could restrict Ford from doing business directly or indirectly in or with certain countries or parties, which could include affiliates, disrupt Ford’s supply chain and production, and potentially impact the repatriation of earnings.

ITEM 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	May 5, 2025