Form 10-Q
period 2025-06-30
FORD MOTOR CREDIT CO LLC
filed 2025-07-31
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
3.250% Notes due September 15, 2025*	F/25M	New York Stock Exchange
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
3.622% Notes due July 27, 2028*	F/28H	New York Stock Exchange
5.625% Notes due October 9, 2028*	F/28D	New York Stock Exchange
4.165% Notes due November 21, 2028*	F/28E	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
4.445% Notes due February 14, 2030*	F/30D	New York Stock Exchange
5.780% Notes due April 30, 2030*	F/30A	New York Stock Exchange
4.066% Notes due August 21, 2030*	F/30F	New York Stock Exchange
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
For the Quarter Ended June 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended June 30,
	2024	2025	2024	2025
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,030	$1,176	$2,047	$2,307
Retail financing	1,364	1,539	2,655	3,049
Dealer financing	750	661	1,446	1,330
Other financing	43	45	83	83
Total financing revenue	3,187	3,421	6,231	6,769
Depreciation on vehicles subject to operating leases	(613)	(603)	(1,223)	(1,208)
Interest expense	(1,897)	(1,759)	(3,745)	(3,549)
Net financing margin	677	1,059	1,263	2,012
Other revenue
Insurance premiums earned	42	42	78	90
Fee based revenue and other	54	23	80	47
Total financing margin and other revenue	773	1,124	1,421	2,149
Expenses
Operating expenses	343	443	686	796
Provision for credit losses (Note 4)	95	114	183	254
Insurance expenses	97	47	127	64
Total expenses	535	604	996	1,114

Other income/(loss), net (Note 10)	105	125	244	190

Income before income taxes	343	645	669	1,225
Provision for/(Benefit from) income taxes	88	102	180	258
Net income	$255	$543	$489	$967

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2024	2025	2024	2025
	Second Quarter		First Half
	(unaudited)
Net income	$255	$543	$489	$967
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(53)	371	(173)	513
Reclassification of accumulated foreign currency translation (gains)/losses to net income	(1)	—	(1)	7
Comprehensive income/(loss)	$201	$914	$315	$1,487

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2024	June 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,272	$8,469
Marketable securities (Note 3)	706	754
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	114,069	111,518
Finance leases	7,881	8,846
Total finance receivables, net of allowance for credit losses of $864 and $890 (Note 4)	121,950	120,364
Net investment in operating leases (Note 5)	21,689	23,359
Notes and accounts receivable from affiliated companies	836	657
Derivative financial instruments (Note 7)	784	1,642
Other assets (Note 8)	3,055	3,497
Total assets	$158,292	$158,742

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$961	$961
Affiliated companies	723	969
Total accounts payable	1,684	1,930
Debt (Note 9)	137,868	137,394
Deferred income taxes	364	676
Derivative financial instruments (Note 7)	1,992	1,312
Other liabilities and deferred revenue (Note 8)	2,627	2,886
Total liabilities	144,535	144,198

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(1,217)	(697)
Retained earnings	9,808	10,075
Total shareholder’s interest	13,757	14,544
Total liabilities and shareholder’s interest	$158,292	$158,742

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in our consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2024	June 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$2,494	$2,364
Finance receivables, net	60,717	55,627
Net investment in operating leases	13,309	12,436
Derivative financial instruments	34	15

LIABILITIES
Debt	$50,855	$47,620
Derivative financial instruments	100	105

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2023	$5,166	$(829)	$9,052	$13,389
Net income	—	—	234	234
Other comprehensive income/(loss), net of tax	—	(120)	—	(120)
Balance at March 31, 2024	5,166	(949)	9,286	13,503
Net income	—	—	255	255
Other comprehensive income/(loss), net of tax	—	(54)	—	(54)
Distributions declared	—	—	(150)	(150)
Balance at June 30, 2024	$5,166	$(1,003)	$9,391	$13,554

Balance at December 31, 2024	$5,166	$(1,217)	$9,808	$13,757
Net income	—	—	424	424
Other comprehensive income/(loss), net of tax	—	149	—	149
Distributions declared	—	—	(200)	(200)
Balance at March 31, 2025	5,166	(1,068)	10,032	14,130
Net income	—	—	543	543
Other comprehensive income/(loss), net of tax	—	371	—	371
Distributions declared	—	—	(500)	(500)
Balance at June 30, 2025	$5,166	$(697)	$10,075	$14,544

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2024	2025
	First Half
	(unaudited)
Cash flows from operating activities
Net income	$489	$967
Provision for credit losses	183	254
Depreciation and amortization	1,530	1,541
Amortization of upfront interest supplements	(1,126)	(1,287)
Net change in deferred income taxes	49	195
Net change in other assets	(460)	(56)
Net change in other liabilities	203	379
All other operating activities	145	13
Net cash provided by/(used in) operating activities	1,013	2,006

Cash flows from investing activities
Purchases of finance receivables	(21,808)	(17,705)
Principal collections of finance receivables	18,900	20,025
Purchases of operating lease vehicles	(5,317)	(5,793)
Proceeds from termination of operating lease vehicles	3,918	3,193
Net change in wholesale receivables and other short-duration receivables	(1,853)	3,001
Purchases of marketable securities and other investments	(95)	(202)
Proceeds from sales and maturities of marketable securities and other investments	200	176
Settlements of derivatives	(234)	(214)
All other investing activities	(38)	(62)
Net cash provided by/(used in) investing activities	(6,327)	2,419

Cash flows from financing activities
Proceeds from issuances of long-term debt	28,960	20,468
Payments of long-term debt	(25,066)	(23,902)
Net change in short-term debt	(1,429)	(1,302)
Cash distributions to parent	(150)	(700)
All other financing activities	(93)	(52)
Net cash provided by/(used in) financing activities	2,222	(5,488)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(150)	271

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(3,242)	$(792)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$10,795	$9,360
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(3,242)	(792)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$7,553	$8,568

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

Accounting Standards Issued But Not Yet Adopted

ASU 2023-09, Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for our 2025 annual financial statements and will be reflected therein, primarily related to the effective tax rate reconciliation and cash paid for income taxes. There will be no impact to our consolidated income statements, balance sheets, or statements of cash flows.

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the FASB issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. We are assessing the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated income statements, balance sheets, or statements of cash flows.

All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Provision for Income Taxes

For interim tax reporting, we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our consolidated balance sheets as follows (in millions):

	Fair Value Level	December 31, 2024	June 30, 2025
Cash and cash equivalents
United States government	1	$854	$466
United States government agencies	2	400	400
Non-United States government and agencies	2	370	443
Corporate debt	2	339	450
Total marketable securities classified as cash equivalents		1,963	1,759
Cash, time deposits, and money market funds		7,309	6,710
Total cash and cash equivalents		$9,272	$8,469

Marketable securities
United States government	1	$185	$231
United States government agencies	2	—	—
Non-United States government and agencies	2	79	86
Corporate debt	2	252	255
Other marketable securities	2	190	182
Total marketable securities		$706	$754

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in our consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2024	June 30, 2025
Cash and cash equivalents	$9,272	$8,469
Restricted cash (a)	88	99
Total cash, cash equivalents, and restricted cash	$9,360	$8,568
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2024	June 30, 2025
Consumer
Retail installment contracts, gross	$79,573	$78,665
Finance leases, gross	8,357	9,391
Retail financing, gross	87,930	88,056
Unearned interest supplements from Ford and affiliated companies	(4,598)	(4,330)
Consumer finance receivables	83,332	83,726

Non-Consumer
Dealer financing	37,384	35,131
Other financing	2,098	2,397
Non-Consumer finance receivables	39,482	37,528
Total recorded investment	$122,814	$121,254

Recorded investment in finance receivables	$122,814	$121,254
Allowance for credit losses	(864)	(890)
Total finance receivables, net	$121,950	$120,364

Net finance receivables subject to fair value (a)	$114,069	$111,518
Fair value (b)	113,545	111,851
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2024 and 2025 was $122 million and $148 million, respectively, and for the first half of 2024 and 2025 was $239 million and $285 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2024 and June 30, 2025, accrued interest was $336 million and $292 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The credit quality analysis of consumer receivables at June 30, 2025 and gross charge-offs during the first half of 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2021	2021	2022	2023	2024	2025	Total	Percent
Consumer
31-60 days past due	$84	$79	$148	$219	$233	$45	$808	1.0%
Greater than 60 days past due	30	31	53	76	78	23	291	0.3
Total past due	114	110	201	295	311	68	1,099	1.3
Current	2,268	3,690	9,202	19,878	32,134	15,455	82,627	98.7
Total	$2,382	$3,800	$9,403	$20,173	$32,445	$15,523	$83,726	100.0%
Gross charge-offs	$31	$30	$64	$92	$92	$4	$313
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

The credit quality analysis of dealer financing receivables at June 30, 2025 and gross charge-offs during the first half of 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2021	2021	2022	2023	2024	2025	Total	Wholesale Loans	Total	Percent
Group I	$315	$78	$34	$196	$118	$130	$871	$30,431	$31,302	89.1%
Group II	24	9	3	35	10	39	120	3,044	3,164	9.0
Group III	1	—	—	—	1	7	9	590	599	1.7
Group IV	—	—	—	—	—	1	1	65	66	0.2
Total (a)	$340	$87	$37	$231	$129	$177	$1,001	$34,130	$35,131	100.0%
Gross charge-offs	$—	$—	$—	$3	$—	$—	$3	$11	$14
__________
(a)Total past due dealer financing receivables at June 30, 2025 were $4 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At June 30, 2025, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2024			Second Quarter 2025
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$877	$3	$880	$872	$9	$881
Charge-offs	(124)	(7)	(131)	(147)	(13)	(160)
Recoveries	42	—	42	45	—	45
Provision for credit losses	87	8	95	105	9	114
Other (a)	(6)	—	(6)	10	—	10
Ending balance	$876	$4	$880	$885	$5	$890

	First Half 2024			First Half 2025
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$879	$3	$882	$860	$4	$864
Charge-offs	(253)	(7)	(260)	(313)	(14)	(327)
Recoveries	81	3	84	85	—	85
Provision for credit losses	178	5	183	240	14	254
Other (a)	(9)	—	(9)	13	1	14
Ending balance	$876	$4	$880	$885	$5	$890
__________
(a)Primarily represents amounts related to foreign currency translation adjustments.

During the second quarter and first half of 2025, the allowance for credit losses increased $9 million and $26 million, respectively, reflecting deterioration of the economic outlook and foreign currency fluctuations, offset partially by lower consumer receivables.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2024	June 30, 2025
Vehicles, at cost (a)	$25,424	$27,281
Accumulated depreciation	(3,735)	(3,922)
Net investment in operating leases	$21,689	$23,359
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	June 30, 2025
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.6	$34.4	$(0.3)	$34.1	$28.5
Wholesale financing	0.2	21.5	—	21.5	11.2
Finance receivables	1.8	55.9	(0.3)	55.6	39.7
Net investment in operating leases	0.6	12.4	—	12.4	7.9
Total VIE	$2.4	$68.3	$(0.3)	$68.0	$47.6

Non-VIE
Retail financing	$0.4	$8.6	$(0.1)	$8.5	$7.8
Wholesale financing	—	0.4	—	0.4	0.3
Finance receivables	0.4	9.0	(0.1)	8.9	8.1
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$9.0	$(0.1)	$8.9	$8.1

Total securitization transactions
Retail financing	$2.0	$43.0	$(0.4)	$42.6	$36.3
Wholesale financing	0.2	21.9	—	21.9	11.5
Finance receivables	2.2	64.9	(0.4)	64.5	47.8
Net investment in operating leases	0.6	12.4	—	12.4	7.9
Total securitization transactions	$2.8	$77.3	$(0.4)	$76.9	$55.7
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into derivative contracts. We have elected to apply hedge accounting to certain derivatives. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2024	2025	2024	2025
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(106)	$(44)	$(202)	$(92)
Fair value changes on hedging instruments	(26)	235	(269)	564
Fair value changes on hedged debt	17	(219)	237	(543)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(35)	(18)	(64)	(43)
Fair value changes on hedging instruments	(47)	358	(111)	504
Fair value changes on hedged debt	40	(339)	102	(475)
Derivatives not designated as hedging instruments
Interest rate contracts	3	(18)	51	(63)
Foreign currency exchange contracts (a)	45	(125)	137	(135)
Cross-currency interest rate swap contracts	(30)	246	(196)	348
Total	$(139)	$76	$(315)	$65
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2024			June 30, 2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$16,194	$66	$645	$19,563	$457	$309
Cross-currency interest rate swaps	3,802	9	139	3,802	381	—
Derivatives not designated as hedging instruments
Interest rate contracts	76,977	305	845	84,941	330	804
Foreign currency exchange contracts (a)	9,716	271	117	8,572	122	150
Cross-currency interest rate swap contracts	5,455	133	246	5,325	352	49
Total derivative financial instruments, gross (b) (c)	$112,144	$784	$1,992	$122,203	$1,642	$1,312
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $5.3 billion and $1.8 billion in notional amounts and $115 million and $32 million in both assets and liabilities at December 31, 2024 and June 30, 2025, respectively.
(b)At December 31, 2024 and June 30, 2025, we held collateral of $27 million and $38 million, respectively, and we posted collateral of $127 million and $125 million, respectively.
(c)At December 31, 2024 and June 30, 2025, the fair value of assets and liabilities available for counterparty netting was $450 million and $831 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2024	June 30, 2025
Prepaid reinsurance premiums and other reinsurance recoverables	$876	$936
Accrued interest and other non-finance receivables (a)	666	752
Deferred tax assets	178	422
Collateral held for resale, at net realizable value	392	391
Property and equipment, net of accumulated depreciation (b)	283	327
Investment in non-consolidated affiliates	182	195
Restricted cash	88	99
Operating lease assets	40	44
Other	350	331
Total other assets	$3,055	$3,497
__________
(a)Includes tax receivable from affiliated companies of zero and $38 million at December 31, 2024 and June 30, 2025, respectively.
(b)Accumulated depreciation was $448 million and $476 million at December 31, 2024 and June 30, 2025, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2024	June 30, 2025
Interest payable	$1,098	$1,143
Unearned insurance premiums and fees	995	1,066
Income tax and related interest (a)	131	157
Payroll and employee benefits	86	85
Operating lease liabilities	42	47
Other	275	388
Total other liabilities and deferred revenue	$2,627	$2,886
__________
(a)Includes tax payable to affiliated companies of $9 million and $4 million at December 31, 2024 and June 30, 2025, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2024	June 30, 2025	2024	2025	2024	2025
Short-term debt
Unsecured debt
Floating rate demand notes	$12,040	$12,428
Other short-term debt	4,173	3,462
Asset-backed debt (a)	1,200	1,149
Total short-term debt	17,413	17,039	4.7%	4.2%	4.7%	4.2%
Long-term debt
Unsecured debt
Notes payable within one year	12,871	14,362
Notes payable after one year	49,607	52,005
Asset-backed debt (a)
Notes payable within one year	23,050	21,960
Notes payable after one year	36,224	32,615
Unamortized (discount)/premium	(18)	(21)
Unamortized issuance costs	(235)	(235)
Fair value adjustments (b)	(1,044)	(331)
Total long-term debt	120,455	120,355	4.8%	4.7%	4.8%	4.8%
Total debt	$137,868	$137,394	4.8%	4.7%	4.8%	4.7%

Fair value of debt (c)	$140,046	$139,148
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(450) million and $(411) million at December 31, 2024 and June 30, 2025, respectively. The carrying value of hedged debt was $41.1 billion and $41.8 billion at December 31, 2024 and June 30, 2025, respectively.
(c)At December 31, 2024 and June 30, 2025, the fair value of debt includes $16.2 billion and $15.9 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2024	2025	2024	2025
Gains/(losses) on derivatives	$(13)	$425	$(88)	$617
Currency revaluation gains/(losses)	$(12)	$(411)	$58	$(635)
Interest and investment income	122	99	264	202
Other	8	12	10	6
Total other income/(loss), net	$105	$125	$244	$190

NOTE 11. SEGMENT INFORMATION

We report segment information consistent with the way our chief operating decision maker (“CODM”), our President and Chief Executive Officer, evaluates the operating results and performance of the Company. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. Our reportable segments are: the United States and Canada, Europe, and All Other. Our All Other reportable segment includes our operations in China, Mexico, and our joint venture in South Africa, as well as wind down activities in Brazil, Argentina, and India.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at June 30 was as follows (in millions):

	United States and Canada	Europe		All Other	Total Segments	Unallocated Other	Total
Second Quarter 2024
Total revenue	$2,785	$381		$117	$3,283	$—	$3,283
Total revenue less:
Depreciation on vehicles subject to operating leases	606	7		—	613	—	613
Interest expense	1,519	216		66	1,801	96	1,897
Provision for credit losses	70	5		20	95	—	95
Other segment items (a)	292	65		21	378	(43)	335
Income before income taxes	$298	$88		$10	$396	$(53)	$343

Second Quarter 2025
Total revenue	$3,014	$378		$94	$3,486	$—	$3,486
Total revenue less:
Depreciation on vehicles subject to operating leases	593	10		—	603	—	603
Interest expense	1,476	195		51	1,722	37	1,759
Provision for credit losses	88	15		11	114	—	114
Other segment items (a)	313	163		15	491	(126)	365
Income before income taxes	$544	$(5)	(b)	$17	$556	$89	$645

First Half 2024
Total revenue	$5,401	$752		$236	$6,389	$—	$6,389
Total revenue less:
Depreciation on vehicles subject to operating leases	1,209	14		—	1,223	—	1,223
Interest expense	2,979	437		135	3,551	194	3,745
Provision for credit losses	140	12		31	183	—	183
Other segment items (a)	512	129		40	681	(112)	569
Income before income taxes	$561	$160		$30	$751	$(82)	$669
Other segment disclosures:
Net finance receivables and net investment in operating leases	$113,727	$19,425		$4,569	$137,721	$—	$137,721
Total assets	122,702	22,784		5,141	150,627	—	150,627

First Half 2025
Total revenue	$5,963	$750		$193	$6,906	$—	$6,906
Total revenue less:
Depreciation on vehicles subject to operating leases	1,191	17		—	1,208	—	1,208
Interest expense	2,957	390		104	3,451	98	3,549
Provision for credit losses	200	24		30	254	—	254
Other segment items (a)	600	238		39	877	(207)	670
Income before income taxes	$1,015	$81	(b)	$20	$1,116	$109	$1,225
Other segment disclosures:
Net finance receivables and net investment in operating leases	$117,578	$22,473		$3,672	$143,723	$—	$143,723
Total assets	128,747	25,879		4,116	158,742	—	158,742
__________
(a)Other items consists of Operating expenses, Insurance expenses, and Other income/(loss), net.
(b)Includes an accrual of $88 million related to an industrywide review of historical U.K. discretionary dealer commissions.

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

The maximum potential payments under these guarantees and limited indemnities totaled $61 million and $66 million at December 31, 2024 and June 30, 2025, respectively. Of these values, $15 million and $16 million at December 31, 2024 and June 30, 2025, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2024 or June 30, 2025.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

U.K. Regulatory Update

In 2024, the U.K. Financial Conduct Authority (“FCA”) launched an industrywide review into the historical use of Discretionary Commission Arrangements (“DCA”) between finance providers and dealers in the U.K. automotive finance industry. Although the review period spans from 2007 to 2021 (when the FCA banned DCAs), FCE Bank plc (“FCE”) ceased using any DCA model from 2018, up to which time the use of the DCA model had been substantially limited to used vehicle retail finance agreements. In October 2024, the U.K. Court of Appeal ruled that payments of commissions to dealers were unlawful in circumstances where the amount and calculation of the commission was not fully disclosed to the customer. This ruling has been appealed to the U.K. Supreme Court, and its decision is currently expected August 1, 2025.

Although the FCA has not issued a final decision on whether to impose a consumer redress scheme based on the findings of their DCA review, the FCA recently engaged key stakeholders to obtain feedback on a possible redress scheme and also issued a statement setting out the timing and key considerations of implementing such a scheme in June 2025. The FCA has indicated that it will confirm within six weeks of the U.K. Supreme Court’s decision whether it will propose a potential redress scheme, and, if so, how it will be implemented. Ford Credit’s and the Europe segment’s second quarter 2025 earnings before taxes (“EBT”) reflect an accrual of $88 million related to the estimated cost of a potential FCA consumer redress scheme on historical discretionary commissions. There is, however, still a significant level of uncertainty of the legal and regulatory outcome, which could result in additional exposure.

Trade Policy and Tariffs

To the extent governments in various regions implement or intensify barriers to trade, such as erecting tariff or non-tariff barriers, implementing export controls, or manipulating their currency to provide advantages to domestic companies, there can be a significant negative impact on manufacturers based in other markets.

Tariffs implemented to date in the United States and elsewhere have caused significant disruption, increased costs (both directly and indirectly), and uncertainty in the automotive industry, including for Ford and Ford Credit, other original equipment manufacturers (“OEMs”), suppliers, and dealers, as well as customers. Moreover, tariffs implemented in the United States and elsewhere in the future may exacerbate these impacts. Further, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as China’s restriction on the export of rare earth minerals, increases the risk of production disruptions and may further increase costs. Tariffs have affected and will continue to affect all OEMs, to various degrees.

Although there is uncertainty regarding the application, scope, duration, and timing for implementation of tariffs (including related offsets), those that have been implemented and any additional tariffs or other measures that are implemented in the United States and retaliatory tariffs or other measures or restrictions that are implemented by other governments and the potential related market impacts, should they be sustained for an extended period of time, would have a significant adverse effect, including both operationally and financially, on the overall automotive industry, Ford, Ford Credit, and Ford’s supply chain in 2025 and beyond.

For additional information regarding the impact and potential impact of trade policy and tariffs on Ford and Ford Credit’s business, see the Outlook section on page 55 of Ford’s 10-Q Report and Item 1A. Risk Factors in our 2024 Form 10-K Report, as updated by Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

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

•EBT – Reflects Income before income taxes as reported on our consolidated income statements.

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

Taxes

On July 4, 2025, P.L. 119-21 (otherwise known as the “One Big Beautiful Bill Act”) was signed into law. We are analyzing the provisions within the act; however, we do not expect a material impact on our 2025 consolidated financial statements.

Our organizational structure evolves to align with changes in our business. Additionally, we regularly review our subsidiaries’ tax classifications to align with business priorities. Future changes could alter any subsidiary’s classification as a taxable entity and whether taxes are provided for such subsidiary’s results within our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Second Quarter			First Half
GAAP Financial Measures	2024	2025	H / (L)	2024	2025	H / (L)
Total net receivables ($B)	$137.7	$143.7	$6.0
Loss-to-receivables (bps) (a)	41	48	7	44	56	12
Auction values (b)	$31,045	$32,410	4%	$30,305	$31,485	4%
EBT ($M)	$343	$645	$302	$669	$1,225	$556
ROE (%)	7.6%	14.9%	7.3 ppts	7.3%	13.6%	6.3 ppts

Other Balance Sheet Metrics
Debt ($B)	$130.5	$137.4	$6.9
Net liquidity ($B)	$28.3	$27.0	$(1.3)
Financial statement leverage (to 1)	9.6	9.4	(0.2)
__________
(a)United States retail financing only.
(b)United States portfolio off-lease second quarter auction values at Q2 2025 mix and YTD amounts at YTD 2025 mix.

Second Quarter 2025 Compared with Second Quarter 2024

The following table shows the factors that contributed to second quarter 2025 EBT (in millions):

Change in EBT by Causal Factor
Second quarter 2024 EBT	$343
Volume / mix	21
Financing margin	197
Credit loss	(19)
Lease residual	23
Exchange	(2)
Other	82
Second quarter 2025 EBT	$645

Total net receivables were $143.7 billion, $6.0 billion or 4% higher than a year ago, explained primarily by a larger operating lease portfolio, higher consumer financing, and exchange. The second quarter 2025 U.S. LTR ratio of 48 basis points increased from a year ago, reflecting higher repossessions and increased loss severity. U.S. auction values increased 4% year over year, reflecting industrywide low used vehicle supply and high demand.

Our second quarter 2025 EBT of $645 million was $302 million higher than a year ago, explained primarily by higher financing margin and receivables and a favorable derivative market valuation adjustment (included in Other), partially offset by an accrual related to an industrywide review of historical U.K. discretionary dealer commissions (included in Other). ROE was 14.9%, 7.3 percentage points higher than a year ago, driven by higher net income. At the end of the second quarter of 2025, we had $27.0 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended June 30 are shown below (in millions):

	Second Quarter			First Half
	2024	2025	H / (L)	2024	2025	H / (L)
Results
United States and Canada segment	$298	$544	$246	$561	$1,015	$454
Europe segment	88	(5)	(93)	160	81	(79)
All Other segment	10	17	7	30	20	(10)
Total segments	$396	$556	$160	$751	$1,116	$365
Unallocated Other	(53)	89	142	(82)	109	191
Earnings before taxes	$343	$645	$302	$669	$1,225	$556
(Provision for)/Benefit from income taxes	(88)	(102)	(14)	(180)	(258)	(78)
Net income	$255	$543	$288	$489	$967	$478

For additional information, see Note 11 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment second quarter 2025 EBT of $544 million was $246 million higher than second quarter 2024, explained primarily by higher financing margin and non-recurrence of insurance losses due to severe weather events. The United States and Canada segment first half 2025 EBT of $1,015 million was $454 million higher than first half 2024, explained primarily by higher financing margin, favorable volume and mix, and non-recurrence of insurance losses due to severe weather events, offset partially by higher credit losses.

Europe Segment

The Europe segment second quarter 2025 EBT was a $5 million loss, a $93 million deterioration from second quarter 2024, explained primarily by an accrual of $88 million related to an industrywide review of historical U.K. discretionary dealer commissions (refer to Recent Developments for more information). The Europe segment first half 2025 EBT of $81 million was $79 million lower than first half 2024, explained primarily by an accrual related to an industrywide review of historical U.K. discretionary dealer commissions, offset partially by higher financing margin.

All Other Segment

The All Other segment second quarter 2025 EBT of $17 million was $7 million higher than second quarter 2024, explained primarily by lower credit losses and lower operating expense, offset partially by lower volume and mix. The All Other segment first half 2025 EBT of $20 million was $10 million lower than first half 2024, explained primarily by lower volume and mix.

Unallocated Other

Unallocated Other second quarter 2025 EBT of $89 million was $142 million higher than second quarter 2024. Unallocated Other first half 2025 EBT of $109 million was $191 million higher than first half 2024. Both are explained primarily by a favorable derivative market valuation adjustment compared to prior year.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Second Quarter		First Half
	2024	2025	2024	2025
Share of Ford and Lincoln Sales (a)
United States	51%	33%	56%	36%
Canada	71	79	69	74
United Kingdom	29	28	31	29
Germany	44	42	40	41
China	21	17	24	16

Wholesale Share
United States	71%	69%	71%	70%
United Kingdom	100	100	100	100
Germany	90	94	90	92
China	72	67	70	62

Contract Placement Volume - New and Used (000)
United States	214	164	440	322
Canada	40	49	67	81
United Kingdom	16	15	37	35
Germany	18	17	35	35
China	12	9	29	16
__________
(a)United States and Canada exclude fleet sales, other markets include fleet.

United States contract placement volumes in the second quarter of 2025 were lower than a year ago, primarily reflecting lower Ford Credit share due to a change in Ford’s marketing programs that offered less support for special retail financing on contracts originated by Ford Credit. Canada contract placement volumes in the second quarter of 2025 were higher than a year ago, reflecting higher Ford Credit share and higher Ford deliveries. United Kingdom contract placement volumes in the second quarter of 2025 were lower than a year ago, reflecting lower Ford deliveries and Ford Credit share. Germany contract placement volumes in the second quarter of 2025 were lower than a year ago, reflecting lower Ford Credit share and Ford deliveries. China contract placement volumes in the second quarter of 2025 were lower than a year ago, reflecting lower Ford Credit share and Ford deliveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2024	December 31, 2024	June 30, 2025
Net Receivables
United States and Canada Segment
Consumer financing	$65.4	$67.8	$66.7
Non-Consumer financing	28.1	29.7	28.0
Net investment in operating leases	20.2	21.4	22.9
Total United States and Canada Segment	$113.7	$118.9	$117.6

Europe Segment
Consumer financing	$11.9	$12.0	$13.8
Non-Consumer financing	7.3	8.2	8.2
Net investment in operating leases	0.2	0.3	0.5
Total Europe Segment	$19.4	$20.5	$22.5

All Other Segment
Consumer financing	$3.1	$2.6	$2.3
Non-Consumer financing	1.5	1.6	1.3
Net investment in operating leases	—	—	—
Total Other Segment	$4.6	$4.2	$3.6

Total net receivables	$137.7	$143.6	$143.7

At June 30, 2024, December 31, 2024, and June 30, 2025, total net receivables includes consumer receivables before allowance for credit losses of $45.1 billion, $47.6 billion, and $43.0 billion, respectively, and non-consumer receivables before allowance for credit losses of $22.7 billion, $24.4 billion, and $21.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2024, December 31, 2024, and June 30, 2025, total net receivables includes net investment in operating leases of $12.4 billion, $13.3 billion, and $12.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2024 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at June 30, 2025 were $6.0 billion higher compared with June 30, 2024, explained primarily by a larger operating lease portfolio, higher consumer financing, and exchange. Total net receivables at June 30, 2025 were $0.1 billion higher compared with December 31, 2024, explained primarily by a larger operating lease portfolio and exchange, offset partially by lower non-consumer and consumer financing.

Our operating lease portfolio was 16% of total net receivables at June 30, 2025. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 98% of our total operating lease portfolio.

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

	Second Quarter		First Half
	2024	2025	2024	2025
Origination Metrics
Retail & lease average placement FICO	755	748	757	748
Retail & lease higher risk portfolio mix (%)	4%	3%	4%	3%
Retail greater than or equal to 84 months placement mix (%)	6%	16%	6%	14%
Retail average placement term (months)	66	66	66	66

Our second quarter 2025 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 3% of our portfolio and has been stable for over 15 years.

Retail financing contracts of 84 months and longer increased by 10 percentage points compared to a year ago, reflecting changes in Ford’s marketing programs. The retail average placement term during the second quarter of 2025 remained unchanged compared to a year ago, reflecting a higher mix of commercial use contracts with lower average terms and a lower mix of personal use contracts. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 69% of our worldwide consumer finance receivables at June 30, 2025.

	Second Quarter		First Half
	2024	2025	2024	2025
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies) (%)	0.17%	0.16%	0.19%	0.18%
Repossessions (000)	5	6	10	12
Repossession ratio (%)	1.01%	1.15%	1.04%	1.17%
Loss severity (000) (a)	$15.6	$16.8	$15.3	$17
Net charge-offs ($M)	$60	$72	$127	$169
LTR ratio (%) (b)	0.41%	0.48%	0.44%	0.56%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Our second quarter 2025 repossession ratio increased from a year ago by 14 basis points and is consistent with historical levels. Loss severity increased from a year ago, reflecting the increase in new vehicle prices and the associated higher amount financed. Our second quarter 2025 LTR ratio of 0.48% increased from a year ago, reflecting higher repossessions and increased loss severity.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Second Quarter		First Half
	2024	2025	2024	2025
Net charge-offs ($M)	$89	$115	$176	$242
LTR ratio (%) (a)	0.30%	0.37%	0.30%	0.40%
Credit loss reserve ($M)	$880	$890
Reserve as percent of EOP Receivables (%) (a)	0.72%	0.71%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the second quarter of 2025 increased from a year ago, primarily driven by higher repossessions and increased loss severity.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at June 30, 2025 is higher than a year ago, primarily reflecting higher consumer receivables. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 73% of our total net investment in operating leases at June 30, 2025.

	Second Quarter		First Half
	2024	2025	2024	2025
Lease Share of Retail Sales (%)
Ford Credit	13%	10%	13%	12%
Industry (a)	24%	21%	24%	22%

Placement Volume (000)
24-Month	11	6	20	13
36-Month	26	28	49	63
39-Month / other	13	9	30	21
Total	50	43	99	97

Residual Performance
Return rates (%)	49%	39%	49%	44%
Return volume (000)	25	16	52	33
Off-lease auction values (b)	$31,045	$32,410	$30,305	$31,485
__________
(a)Source: J.D. Power PIN.
(b)United States portfolio off-lease second quarter auction values at Q2 2025 mix and YTD amounts at YTD 2025 mix.

Our United States operating lease share of retail sales in the second quarter of 2025 was lower compared with a year ago and remains below the industry, reflecting Ford marketing programs and the Ford sales mix. Our second quarter 2025 total lease placement volume was down compared with a year ago, reflecting lower Ford Credit lease share.

Lease return rates are lower than prior year as more customers and dealers are electing to purchase the off-lease vehicles. Auction values increased 4% year over year, reflecting industrywide low used vehicle supply and high demand.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets, and ended the second quarter of 2025 with $27.0 billion of liquidity, up $1.8 billion from year-end. We completed $15 billion of public term issuances through July 29, 2025.

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

The following table shows funding for our net receivables (in billions):

Funding Structure	June 30, 2024	December 31, 2024	June 30, 2025
Term unsecured debt	$59.2	$59.2	$63.1
Term asset-backed securities	53.9	60.4	55.7
Retail deposits / Ford Interest Advantage	17.4	18.3	18.6
Other	1.1	1.2	0.3
Equity	13.6	13.8	14.5
Cash	(7.5)	(9.3)	(8.5)
Total Net Receivables	$137.7	$143.6	$143.7

Securitized Funding as a percent of Total Debt	41.3%	43.8%	40.5%

Net receivables of $143.7 billion at June 30, 2025 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 40.5% as of June 30, 2025.

Public Term Funding Plan

The following table shows our issuances for full year 2023 and 2024, planned issuances for full year 2025, and our global public term funding issuances through July 29, 2025, excluding short-term funding programs (in billions):

	2023 Actual	2024 Actual	2025 Forecast	Through July 29
Unsecured	$14	$17	$ 9 - 12	$7
Securitizations	14	16	13 - 15	8
Total public	$28	$33	$ 22 - 27	$15

For 2025, we now project full year public term funding in the range of $22 billion to $27 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	June 30, 2024	December 31, 2024	June 30, 2025
Liquidity Sources
Cash	$7.5	$9.3	$8.5
Committed asset-backed facilities	42.5	42.9	42.8
Other unsecured credit facilities	2.2	1.7	1.7
Total liquidity sources	$52.2	$53.9	$53.0

Utilization of Liquidity
Securitization and restricted cash	$(2.8)	$(3.1)	$(2.9)
Committed asset-backed facilities	(21.1)	(25.6)	(22.9)
Other unsecured credit facilities	(0.2)	(0.5)	(0.3)
Total utilization of liquidity	$(24.1)	$(29.2)	$(26.1)

Available liquidity	$28.1	$24.7	$26.9
Other adjustments	0.2	0.5	0.1
Net liquidity available for use	$28.3	$25.2	$27.0

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At June 30, 2025, our net liquidity available for use was $27.0 billion, $1.8 billion higher than year-end 2024, reflecting strong access to public funding markets in the first half of the year. At June 30, 2025, our liquidity sources totaled $53.0 billion, down $0.9 billion from year-end 2024, primarily explained by lower cash.

Cash.  At June 30, 2025, our cash totaled $8.5 billion, compared with $9.3 billion at year-end 2024.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from overnight to six months, and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.1 billion and $2.9 billion at December 31, 2024 and June 30, 2025, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At June 30, 2025, our committed capacity totaled $44.5 billion, compared with $44.6 billion at December 31, 2024. Our committed capacity is primarily comprised of committed ABS facilities from bank-sponsored commercial paper conduits and other financial institutions and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $42.8 billion ($26.2 billion of retail financing, $10.1 billion of operating leases, and $6.5 billion of wholesale financing) at June 30, 2025. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $15.5 billion having maturities within the next twelve months and the remaining balance having maturities through third quarter 2027. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2025, $22.9 billion of these commitments were in use and we had $0.4 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of June 30, 2025, FCE had liquidity of £112 million (equivalent to $153 million) in the form of eligible collateral available for use in the monetary policy programs of the Bank of England. In addition, Ford Bank GmbH (“Ford Bank”) had liquidity of €133 million (equivalent to $156 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At June 30, 2025, we and our subsidiaries had $1.7 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At June 30, 2025, $1.4 billion was available for use.

At June 30, 2025, all £685 million (equivalent to $939 million) was available for use under the FCE Credit Agreement and the Ford Bank €210 million (equivalent to $246 million) Credit Agreement was fully utilized. Effective July 3, 2025, Ford Bank extended the maturity date of the Ford Bank Credit Agreement to 2028 with total commitments of €210 million. Effective July 4, 2025, FCE extended the maturity date of the FCE Credit Agreement to 2028 with total commitments of £585 million.

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

The following table shows the calculation of our financial statement leverage (in billions):

	June 30, 2024	December 31, 2024	June 30, 2025
Leverage Calculation
Debt	$130.5	$137.9	$137.4
Equity	$13.6	$13.8	$14.5
Financial statement leverage (to 1)	9.6	10.0	9.4

We plan our financial statement leverage by considering market conditions and the risk characteristics of our business. At June 30, 2025, our financial statement leverage was 9.4:1. We target financial statement leverage in the range of 9:1 to 10:1.

During the second quarter and first half of 2025, we paid $500 million and $700 million, respectively, in cash distributions to our parent.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake, and expressly disclaim to the extent permitted by law, any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2024 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10‑Q and Current Reports on Form 8-K.

Accounting Standards Issued But Not Yet Adopted

For a discussion of recent accounting standards, see Note 2 of our Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2024 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2025, all else constant, such a decrease in interest rates would decrease our pre-tax cash flow by $94 million over the next 12 months, compared with a decrease of $107 million at December 31, 2024. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2025, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. During the second quarter of 2025, we began a multi-year implementation of new contract origination and receivables platforms. Our first launch was in the United Kingdom, and the roll-out will progress through phased launches across other markets in Europe, China, and North America over the next several years. As these platforms launch, our processes, procedures, and controls will continue to be refined as appropriate.

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

ITEM 5. Other Information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	July 30, 2025