Form 10-Q
period 2025-09-30
FORD MOTOR CREDIT CO LLC
filed 2025-10-24
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
2.330% Notes due on November 25, 2025*	F/25L	New York Stock Exchange
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
3.622% Notes due July 27, 2028*	F/28H	New York Stock Exchange
5.625% Notes due October 9, 2028*	F/28D	New York Stock Exchange
4.165% Notes due November 21, 2028*	F/28E	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
3.778% Notes due September 16, 2029*	F/29E	New York Stock Exchange
4.445% Notes due February 14, 2030*	F/30D	New York Stock Exchange
5.780% Notes due April 30, 2030*	F/30A	New York Stock Exchange
4.066% Notes due August 21, 2030*	F/30F	New York Stock Exchange
6.184% Notes due August 29, 2031*	F/31C	New York Stock Exchange
4.448% Notes due September 16, 2032*	F/32A	New York Stock Exchange
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

Exhibit Index begins on page 42

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended September 30,
	2024	2025	2024	2025
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,065	$1,245	$3,112	$3,552
Retail financing	1,458	1,571	4,113	4,620
Dealer financing	724	642	2,170	1,972
Other financing	44	43	127	126
Total financing revenue	3,291	3,501	9,522	10,270
Depreciation on vehicles subject to operating leases	(600)	(626)	(1,823)	(1,834)
Interest expense	(1,878)	(1,802)	(5,623)	(5,351)
Net financing margin	813	1,073	2,076	3,085
Other revenue
Insurance premiums earned	42	40	120	130
Fee based revenue and other	30	30	110	77
Total financing margin and other revenue	885	1,143	2,306	3,292
Expenses
Operating expenses	336	463	1,022	1,259
Provision for credit losses (Note 4)	99	135	282	389
Insurance expenses	17	22	144	86
Total expenses	452	620	1,448	1,734

Other income/(loss), net (Note 10)	111	108	355	298

Income before income taxes	544	631	1,213	1,856
Provision for/(Benefit from) income taxes	51	65	231	323
Net income	$493	$566	$982	$1,533

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2024	2025	2024	2025
	Third Quarter		First Nine Months
	(unaudited)
Net income	$493	$566	$982	$1,533
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	222	(43)	49	470
Reclassification of accumulated foreign currency translation (gains)/losses to net income	(64)	—	(65)	7
Comprehensive income/(loss)	$651	$523	$966	$2,010

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2024	September 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,272	$8,764
Marketable securities (Note 3)	706	753
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	114,069	111,962
Finance leases	7,881	8,751
Total finance receivables, net of allowance for credit losses of $864 and $897 (Note 4)	121,950	120,713
Net investment in operating leases (Note 5)	21,689	24,979
Notes and accounts receivable from affiliated companies	836	882
Derivative financial instruments (Note 7)	784	1,597
Other assets (Note 8)	3,055	3,646
Total assets	$158,292	$161,334

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$961	$915
Affiliated companies	723	808
Total accounts payable	1,684	1,723
Debt (Note 9)	137,868	140,165
Deferred income taxes	364	629
Derivative financial instruments (Note 7)	1,992	1,072
Other liabilities and deferred revenue (Note 8)	2,627	3,028
Total liabilities	144,535	146,617

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(1,217)	(740)
Retained earnings	9,808	10,291
Total shareholder’s interest	13,757	14,717
Total liabilities and shareholder’s interest	$158,292	$161,334

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in our consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2024	September 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$2,494	$2,492
Finance receivables, net	60,717	59,314
Net investment in operating leases	13,309	12,538
Derivative financial instruments	34	14

LIABILITIES
Debt	$50,855	$48,225
Derivative financial instruments	100	81

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2023	$5,166	$(829)	$9,052	$13,389
Net income	—	—	234	234
Other comprehensive income/(loss), net of tax	—	(120)	—	(120)
Balance at March 31, 2024	5,166	(949)	9,286	13,503
Net income	—	—	255	255
Other comprehensive income/(loss), net of tax	—	(54)	—	(54)
Distributions declared	—	—	(150)	(150)
Balance at June 30, 2024	5,166	(1,003)	9,391	13,554
Net income / (loss)	—	—	493	493
Other comprehensive income/(loss), net of tax	—	158	—	158
Distributions declared	—	—	(175)	(175)
Balance at September 30, 2024	$5,166	$(845)	$9,709	$14,030

Balance at December 31, 2024	$5,166	$(1,217)	$9,808	$13,757
Net income	—	—	424	424
Other comprehensive income/(loss), net of tax	—	149	—	149
Distributions declared	—	—	(200)	(200)
Balance at March 31, 2025	5,166	(1,068)	10,032	14,130
Net income	—	—	543	543
Other comprehensive income/(loss), net of tax	—	371	—	371
Distributions declared	—	—	(500)	(500)
Balance at June 30, 2025	5,166	(697)	10,075	14,544
Net income / (loss)	—	—	566	566
Other comprehensive income/(loss), net of tax	—	(43)	—	(43)
Distributions declared	—	—	(350)	(350)
Balance at September 30, 2025	$5,166	$(740)	$10,291	$14,717

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2024	2025
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income	$982	$1,533
Provision for credit losses	282	389
Depreciation and amortization	2,291	2,350
Amortization of upfront interest supplements	(1,746)	(1,932)
Net change in deferred income taxes	28	247
Net change in other assets	(365)	(136)
Net change in other liabilities	365	318
All other operating activities	195	130
Net cash provided by/(used in) operating activities	2,032	2,899

Cash flows from investing activities
Purchases of finance receivables	(32,952)	(27,913)
Principal collections of finance receivables	28,629	30,282
Purchases of operating lease vehicles	(8,533)	(10,282)
Proceeds from termination of operating lease vehicles	5,669	5,017
Net change in wholesale receivables and other short-duration receivables	(2,770)	2,635
Purchases of marketable securities and other investments	(168)	(313)
Proceeds from sales and maturities of marketable securities and other investments	249	292
Settlements of derivatives	(401)	(450)
All other investing activities	(61)	(88)
Net cash provided by/(used in) investing activities	(10,338)	(820)

Cash flows from financing activities
Proceeds from issuances of long-term debt	43,473	35,607
Payments of long-term debt	(35,453)	(36,576)
Net change in short-term debt	(1,520)	(716)
Cash distributions to parent	(325)	(1,050)
All other financing activities	(117)	(82)
Net cash provided by/(used in) financing activities	6,058	(2,817)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	32	249

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(2,216)	$(489)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$10,795	$9,360
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(2,216)	(489)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$8,579	$8,871

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our consolidated balance sheets as follows (in millions):

	Fair Value Level	December 31, 2024	September 30, 2025
Cash and cash equivalents
United States government	1	$854	$162
United States government agencies	2	400	—
Non-United States government and agencies	2	370	818
Corporate debt	2	339	882
Total marketable securities classified as cash equivalents		1,963	1,862
Cash, time deposits, and money market funds		7,309	6,902
Total cash and cash equivalents		$9,272	$8,764

Marketable securities
United States government	1	$185	$242
United States government agencies	2	—	—
Non-United States government and agencies	2	79	90
Corporate debt	2	252	250
Other marketable securities	2	190	171
Total marketable securities		$706	$753

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in our consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2024	September 30, 2025
Cash and cash equivalents	$9,272	$8,764
Restricted cash (a)	88	107
Total cash, cash equivalents, and restricted cash	$9,360	$8,871
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2024	September 30, 2025
Consumer
Retail installment contracts, gross	$79,573	$79,004
Finance leases, gross	8,357	9,287
Retail financing, gross	87,930	88,291
Unearned interest supplements from Ford and affiliated companies	(4,598)	(4,333)
Consumer finance receivables	83,332	83,958

Non-Consumer
Dealer financing	37,384	35,525
Other financing	2,098	2,127
Non-Consumer finance receivables	39,482	37,652
Total recorded investment	$122,814	$121,610

Recorded investment in finance receivables	$122,814	$121,610
Allowance for credit losses	(864)	(897)
Total finance receivables, net	$121,950	$120,713

Net finance receivables subject to fair value (a)	$114,069	$111,962
Fair value (b)	113,545	112,853
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2024 and 2025 was $137 million and $146 million, respectively, and for the first nine months of 2024 and 2025 was $376 million and $431 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2024 and September 30, 2025, accrued interest was $336 million and $289 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The credit quality analysis of consumer receivables at September 30, 2025 and gross charge-offs during the first nine months of 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2021	2021	2022	2023	2024	2025	Total	Percent
Consumer
31-60 days past due	$67	$67	$136	$201	$237	$95	$803	1.0%
Greater than 60 days past due	23	25	48	67	77	41	281	0.3
Total past due	90	92	184	268	314	136	1,084	1.3
Current	1,629	2,881	7,644	17,439	29,412	23,869	82,874	98.7
Total	$1,719	$2,973	$7,828	$17,707	$29,726	$24,005	$83,958	100.0%
Gross charge-offs	$44	$43	$96	$142	$148	$17	$490
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

The credit quality analysis of dealer financing receivables at September 30, 2025 and gross charge-offs during the first nine months of 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2021	2021	2022	2023	2024	2025	Total	Wholesale Loans	Total	Percent
Group I	$295	$70	$33	$171	$82	$169	$820	$30,457	$31,277	88.1%
Group II	26	8	3	34	47	34	152	3,519	3,671	10.3
Group III	—	—	—	1	1	5	7	526	533	1.5
Group IV	—	—	—	—	1	5	6	38	44	0.1
Total (a)	$321	$78	$36	$206	$131	$213	$985	$34,540	$35,525	100.0%
Gross charge-offs	$—	$—	$—	$3	$—	$—	$3	$10	$13
__________
(a)Total past due dealer financing receivables at September 30, 2025 were $6 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At September 30, 2025, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2024			Third Quarter 2025
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$876	$4	$880	$885	$5	$890
Charge-offs	(155)	—	(155)	(177)	1	(176)
Recoveries	41	—	41	48	—	48
Provision for credit losses	99	—	99	134	1	135
Other (a)	(3)	—	(3)	—	—	—
Ending balance	$858	$4	$862	$890	$7	$897

	First Nine Months 2024			First Nine Months 2025
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$879	$3	$882	$860	$4	$864
Charge-offs	(408)	(7)	(415)	(490)	(13)	(503)
Recoveries	122	3	125	133	—	133
Provision for credit losses	277	5	282	374	15	389
Other (a)	(12)	—	(12)	13	1	14
Ending balance	$858	$4	$862	$890	$7	$897
__________
(a)Primarily represents amounts related to foreign currency translation adjustments.

During the third quarter of 2025, the allowance for credit losses increased $7 million, reflecting an increase in consumer receivables. During the first nine months of 2025, the allowance for credit losses increased $33 million, primarily reflecting economic outlook assumptions.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2024	September 30, 2025
Vehicles, at cost (a)	$25,424	$28,948
Accumulated depreciation	(3,735)	(3,969)
Net investment in operating leases	$21,689	$24,979
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	September 30, 2025
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$37.2	$(0.3)	$36.9	$31.5
Wholesale financing	0.2	22.4	—	22.4	8.9
Finance receivables	1.9	59.6	(0.3)	59.3	40.4
Net investment in operating leases	0.6	12.5	—	12.5	7.8
Total VIE	$2.5	$72.1	$(0.3)	$71.8	$48.2

Non-VIE
Retail financing	$0.4	$9.0	$(0.1)	$8.9	$8.2
Wholesale financing	—	0.4	—	0.4	0.3
Finance receivables	0.4	9.4	(0.1)	9.3	8.5
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$9.4	$(0.1)	$9.3	$8.5

Total securitization transactions
Retail financing	$2.1	$46.2	$(0.4)	$45.8	$39.7
Wholesale financing	0.2	22.8	—	22.8	9.2
Finance receivables	2.3	69.0	(0.4)	68.6	48.9
Net investment in operating leases	0.6	12.5	—	12.5	7.8
Total securitization transactions	$2.9	$81.5	$(0.4)	$81.1	$56.7
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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(92)	$(45)	$(294)	$(137)
Fair value changes on hedging instruments	585	34	316	598
Fair value changes on hedged debt	(553)	(33)	(316)	(576)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(33)	(23)	(97)	(66)
Fair value changes on hedging instruments	266	(14)	155	490
Fair value changes on hedged debt	(261)	(1)	(159)	(476)
Derivatives not designated as hedging instruments
Interest rate contracts	(153)	—	(102)	(63)
Foreign currency exchange contracts (a)	(5)	6	132	(129)
Cross-currency interest rate swap contracts	210	(49)	14	299
Total	$(36)	$(125)	$(351)	$(60)
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2024			September 30, 2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$16,194	$66	$645	$20,218	$391	$258
Cross-currency interest rate swaps	3,802	9	139	4,158	374	6
Derivatives not designated as hedging instruments
Interest rate contracts	76,977	305	845	85,911	374	675
Foreign currency exchange contracts (a)	9,716	271	117	7,386	104	109
Cross-currency interest rate swap contracts	5,455	133	246	7,109	354	24
Total derivative financial instruments, gross (b) (c)	$112,144	$784	$1,992	$124,782	$1,597	$1,072
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $5.3 billion and $3.5 billion in notional amounts and $115 million and $31 million in both assets and liabilities at December 31, 2024 and September 30, 2025, respectively.
(b)At December 31, 2024 and September 30, 2025, we held collateral of $27 million and $28 million, respectively, and we posted collateral of $127 million and $114 million, respectively.
(c)At December 31, 2024 and September 30, 2025, the fair value of assets and liabilities available for counterparty netting was $450 million and $722 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

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

Other assets were as follows (in millions):

	December 31, 2024	September 30, 2025
Prepaid reinsurance premiums and other reinsurance recoverables	$876	$966
Accrued interest and other non-finance receivables (a)	666	767
Deferred tax assets	178	475
Collateral held for resale, at net realizable value	392	464
Property and equipment, net of accumulated depreciation (b)	283	335
Investment in non-consolidated affiliates	182	187
Restricted cash	88	107
Operating lease assets	40	41
Other	350	304
Total other assets	$3,055	$3,646
__________
(a)Includes tax receivable from affiliated companies of zero and $46 million at December 31, 2024 and September 30, 2025, respectively.
(b)Accumulated depreciation was $448 million and $420 million at December 31, 2024 and September 30, 2025, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2024	September 30, 2025
Interest payable	$1,098	$1,144
Unearned insurance premiums and fees	995	1,101
Income tax and related interest (a)	131	162
Payroll and employee benefits	86	97
Operating lease liabilities	42	44
Other	275	480
Total other liabilities and deferred revenue	$2,627	$3,028
__________
(a)Includes tax payable to affiliated companies of $9 million and $7 million at December 31, 2024 and September 30, 2025, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual		Average Effective
	December 31, 2024	September 30, 2025	2024	2025	2024	2025
Short-term debt
Unsecured debt
Floating rate demand notes	$12,040	$12,745
Other short-term debt	4,173	3,463
Asset-backed debt (a)	1,200	1,332
Total short-term debt	17,413	17,540	4.7%	3.8%	4.7%	3.8%
Long-term debt
Unsecured debt
Notes payable within one year	12,871	14,169
Notes payable after one year	49,607	53,565
Asset-backed debt (a)
Notes payable within one year	23,050	22,085
Notes payable after one year	36,224	33,302
Unamortized (discount)/premium	(18)	(21)
Unamortized issuance costs	(235)	(238)
Fair value adjustments (b)	(1,044)	(237)
Total long-term debt	120,455	122,625	4.8%	4.7%	4.8%	4.7%
Total debt	$137,868	$140,165	4.8%	4.6%	4.8%	4.6%

Fair value of debt (c)	$140,046	$142,583
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(450) million and $(336) million at December 31, 2024 and September 30, 2025, respectively. The carrying value of hedged debt was $41.1 billion and $42.8 billion at December 31, 2024 and September 30, 2025, respectively.
(c)The fair value of debt includes $16.2 billion of short-term debt, carried at cost, which approximates fair value at both December 31, 2024 and September 30, 2025. All other debt is categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Gains/(losses) on derivatives	$228	$(42)	$140	$575
Currency revaluation gains/(losses)	$(340)	$36	$(282)	$(599)
Interest and investment income	150	100	414	302
Other (a)	73	14	83	20
Total other income/(loss), net	$111	$108	$355	$298
__________
(a)Includes the reclassification of foreign currency translation net gains of $64 million for the third quarter of 2024, and net gains of $65 million and a net loss of $7 million for the first nine months of 2024 and 2025, respectively, to Other Income/(Loss), net from Accumulated other comprehensive income/(loss) related to the substantial liquidation of certain investments in our European market.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at September 30 was as follows (in millions):

	United States and Canada	Europe		All Other	Total Segments	Unallocated Other	Total
Third Quarter 2024
Total revenue	$2,877	$375		$111	$3,363	$—	$3,363
Total revenue less:
Depreciation on vehicles subject to operating leases	591	9		—	600	—	600
Interest expense	1,551	216		63	1,830	48	1,878
Provision for credit losses	83	6		10	99	—	99
Other segment items (a)	191	(5)		17	203	39	242
Income before income taxes	$461	$149		$21	$631	$(87)	$544

Third Quarter 2025
Total revenue	$3,077	$402		$92	$3,571	$—	$3,571
Total revenue less:
Depreciation on vehicles subject to operating leases	611	15		—	626	—	626
Interest expense	1,473	204		49	1,726	76	1,802
Provision for credit losses	111	13		11	135	—	135
Other segment items (a)	284	172		16	472	(95)	377
Income before income taxes	$598	$(2)	(b)	$16	$612	$19	$631

First Nine Months 2024
Total revenue	$8,278	$1,127		$347	$9,752	$—	$9,752
Total revenue less:
Depreciation on vehicles subject to operating leases	1,800	23		—	1,823	—	1,823
Interest expense	4,530	653		198	5,381	242	5,623
Provision for credit losses	223	18		41	282	—	282
Other segment items (a)	703	124		57	884	(73)	811
Income before income taxes	$1,022	$309		$51	$1,382	$(169)	$1,213
Other segment disclosures:
Net finance receivables and net investment in operating leases	$116,916	$20,845		$4,446	$142,207	$—	$142,207
Total assets	127,289	24,732		5,035	157,056	—	157,056

First Nine Months 2025
Total revenue	$9,040	$1,152		$285	$10,477	$—	$10,477
Total revenue less:
Depreciation on vehicles subject to operating leases	1,802	32		—	1,834	—	1,834
Interest expense	4,430	594		153	5,177	174	5,351
Provision for credit losses	311	37		41	389	—	389
Other segment items (a)	884	410		55	1,349	(302)	1,047
Income before income taxes	$1,613	$79	(b)	$36	$1,728	$128	$1,856
Other segment disclosures:
Net finance receivables and net investment in operating leases	$119,452	$22,643		$3,597	$145,692	$—	$145,692
Total assets	131,212	26,099		4,023	161,334	—	161,334
__________
(a)Other items consists of Operating expenses, Insurance expenses, and Other income/(loss), net.
(b)Includes charges of $89 million and $177 million for the third quarter and the first nine months of 2025, respectively, related to an industrywide review of historical U.K. dealer commissions.

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

The maximum potential payments under these guarantees and limited indemnities totaled $61 million and $67 million at December 31, 2024 and September 30, 2025, respectively. Of these values, $15 million and $20 million at December 31, 2024 and September 30, 2025, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2024 or September 30, 2025.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

U.K. Regulatory Update

In 2024, the U.K. Financial Conduct Authority (“FCA”) launched an industrywide review into the historical use of Discretionary Commission Arrangements (“DCA”) between finance providers and dealers in the U.K. automotive finance industry. Although the review period spans from 2007 to 2021 (when the FCA banned DCAs), FCE Bank plc (“FCE”) ceased using any DCA model from 2018, up to which time the use of the DCA model had been substantially limited to used vehicle retail finance agreements. In October 2024, the U.K. Court of Appeal ruled that payments of commissions to dealers were unlawful in circumstances where the amount and calculation of the commission was not fully disclosed to the customer. This ruling was appealed to the U.K. Supreme Court and the U.K. Supreme Court issued its ruling on August 1, 2025, which overturned, in part, the October 2024 U.K. Court of Appeals ruling. The U.K. Supreme Court ruled that there was no fiduciary duty owed by dealers to their customers for arranging financing; however, the Court did conclude that the relationship between the consumer and the dealer in the Johnson case was unfair under section 140A of the Consumer Credit Act based on the facts of that case, including the size of the commission, failure to disclose the existence of a commercial tie between the bank and the dealer and the customer’s characteristics.

On October 7, 2025, the FCA published its proposed redress scheme for consultation through November 18, 2025, with the goal of finalizing the rules by early 2026 and beginning consumer payments later in 2026. The redress scheme would compensate customers who were not adequately informed about (i) a discretionary commission arrangement, (ii) a high commission, or (iii) a commercial tie between the lender and the dealer, on loans originated between April 2007 and October 2024. Based on our preliminary analysis of the potential impact of the proposed scheme, we have revised our previously disclosed estimate. Ford Credit’s and the Europe segment’s third quarter and first nine months of 2025 earnings before taxes (“EBT”) reflect charges of $89 million and $177 million, respectively, related to the estimated probable cost of a potential FCA consumer redress scheme. There is, however, still a significant level of uncertainty of the ultimate regulatory outcome, which could result in additional exposure.

Production and Supply Chain

On September 17, 2025, a fire at a Novelis Inc. plant in New York disrupted operations at the facility. Novelis is a major aluminum supplier to Ford, and since the fire occurred, Ford has been working closely with Novelis to address the situation and exploring potential alternative sources of aluminum and mitigating actions to minimize potential disruptions to its operations. Although the ultimate impact on Ford and Ford Credit is uncertain, Ford expects lower production in the fourth quarter of 2025 driven by the Novelis fire, which Ford expects to recover partially in 2026. Lower Ford production is likely to result in lower Ford Credit receivables and higher short-term available liquidity at Ford Credit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
For additional information regarding the impact and potential impact of trade policy and tariffs on Ford and Ford Credit’s business, see the Outlook section on page 56 of Ford’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 and Item 1A. Risk Factors in our 2024 Form 10-K Report, as updated by Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Definitions and Information Regarding Causal Factors

In general, we measure period-over-period changes in EBT using the causal factors listed below:

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

Taxes

On July 4, 2025, P.L. 119-21 (otherwise known as the “One Big Beautiful Bill Act”) was signed into law. We have analyzed the provisions within the act and determined there was no material impact in the third quarter of 2025, nor do we expect a material impact on our 2025 consolidated financial statements.

Our organizational structure evolves to align with changes in our business. Additionally, we regularly review our subsidiaries’ tax classifications to align with business priorities. Future changes could alter any subsidiary’s classification as a taxable entity and whether taxes are provided for such subsidiary’s results within our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Third Quarter			First Nine Months
GAAP Financial Measures	2024	2025	H / (L)	2024	2025	H / (L)
Total net receivables ($B)	$142.2	$145.7	$3.5
Loss-to-receivables (bps) (a)	57	62	5	48	58	10
Auction values (b)	$31,245	$32,195	3%	$30,595	$31,715	4%
EBT ($M)	$544	$631	$87	$1,213	$1,856	$643
ROE (%)	14.1%	15.1%	1.0 ppts	9.6%	14.1%	4.5 ppts

Other Balance Sheet Metrics
Debt ($B)	$136.7	$140.2	$3.5
Net liquidity ($B)	$29.6	$28.1	$(1.5)
Financial statement leverage (to 1)	9.7	9.5	(0.2)
__________
(a)United States retail financing only.
(b)United States portfolio off-lease third quarter auction values at Q3 2025 mix and YTD amounts at YTD 2025 mix.

Third Quarter 2025 Compared with Third Quarter 2024

The following table shows the factors that contributed to third quarter 2025 EBT (in millions):

Change in EBT by Causal Factor
Third quarter 2024 EBT	$544
Volume / mix	20
Financing margin	194
Credit loss	(36)
Lease residual	(4)
Exchange	7
Other	(94)
Third quarter 2025 EBT	$631

Total net receivables were $145.7 billion, $3.5 billion or 2% higher than a year ago, explained primarily by a larger operating lease portfolio. The third quarter 2025 U.S. LTR ratio of 62 basis points increased from a year ago, reflecting increased loss severity and higher repossessions. U.S. auction values increased 3% year over year, reflecting industrywide low used vehicle supply and high demand.

Our third quarter 2025 EBT of $631 million was $87 million higher than a year ago, explained primarily by higher financing margin and receivables, offset partially by Other and higher credit losses. Other reflects a charge related to an industrywide review by the U.K. Financial Conduct Authority into the historical use of dealer commissions and the non-recurrence of a realized gain on accumulated foreign currency translation related to Europe restructuring in third quarter 2024, offset partially by the non-recurrence of a negative derivative market valuation adjustment. ROE was 15.1%, 1.0 percentage points higher than a year ago, driven by higher net income. At the end of the third quarter of 2025, we had $28.1 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended September 30 are shown below (in millions):

	Third Quarter			First Nine Months
	2024	2025	H / (L)	2024	2025	H / (L)
Results
United States and Canada segment	$461	$598	$137	$1,022	$1,613	$591
Europe segment	149	(2)	(151)	309	79	(230)
All Other segment	21	16	(5)	51	36	(15)
Total segments	$631	$612	$(19)	$1,382	$1,728	$346
Unallocated Other	(87)	19	106	(169)	128	297
Earnings before taxes	$544	$631	$87	$1,213	$1,856	$643
(Provision for)/Benefit from income taxes	(51)	(65)	(14)	(231)	(323)	(92)
Net income	$493	$566	$73	$982	$1,533	$551

For additional information, see Note 11 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment third quarter 2025 EBT of $598 million was $137 million higher than third quarter 2024, explained primarily by higher financing margin, offset partially by higher credit losses. The United States and Canada segment EBT of $1,613 million for the first nine months of 2025 was $591 million higher than the first nine months of 2024, explained primarily by higher financing margin, favorable volume and mix, and non-recurrence of insurance losses due to severe weather events, offset partially by higher credit losses.

Europe Segment

The Europe segment third quarter 2025 EBT was a $2 million loss, a $151 million deterioration from third quarter 2024. The Europe segment EBT of $79 million for the first nine months of 2025 was $230 million lower than the first nine months of 2024. Both are explained primarily by charges related to an industrywide review of historical U.K. dealer commissions and non‑recurrence of a third quarter 2024 realized gain on accumulated foreign currency translation related to restructuring.

All Other Segment

The All Other segment third quarter 2025 EBT of $16 million was $5 million lower than third quarter 2024. The All Other segment EBT of $36 million for the first nine months of 2025 was $15 million lower than the first nine months of 2024. Both are explained primarily by lower volume and mix.

Unallocated Other

Unallocated Other was a $19 million gain in third quarter 2025, $106 million higher than third quarter 2024, explained primarily by the non-recurrence of a negative derivative market valuation adjustment. Unallocated Other was a $128 million gain for the first nine months of 2025, $297 million higher than the first nine months of 2024, explained primarily by a favorable derivative market valuation adjustment compared to a year ago.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Share of Ford and Lincoln Sales (a)
United States	55%	46%	55%	39%
Canada	70	76	69	75
United Kingdom	31	24	31	27
Germany	42	45	41	42
China	19	28	22	20

Wholesale Share
United States	71%	70%	71%	70%
United Kingdom	100	100	100	100
Germany	91	87	90	90
China	71	66	71	63

Contract Placement Volume - New and Used (000)
United States	231	207	670	529
Canada	43	49	110	131
United Kingdom	20	16	57	50
Germany	18	21	52	55
China	11	13	40	29
__________
(a)United States and Canada exclude fleet sales, other markets include fleet.

United States contract placement volumes in the third quarter of 2025 were lower than a year ago, primarily reflecting lower Ford Credit share. Canada contract placement volumes in the third quarter of 2025 were higher than a year ago, reflecting higher Ford Credit share and higher Ford deliveries. United Kingdom contract placement volumes in the third quarter of 2025 were lower than a year ago, reflecting lower Ford Credit share, offset partially by higher Ford deliveries. Germany contract placement volumes in the third quarter of 2025 were higher than a year ago, reflecting higher Ford Credit share and Ford deliveries. China contract placement volumes in the third quarter of 2025 were higher than a year ago, reflecting higher Ford Credit share offset partially by lower Ford deliveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2024	December 31, 2024	September 30, 2025
Net Receivables
United States and Canada Segment
Consumer financing	$67.2	$67.8	$67.0
Non-Consumer financing	28.8	29.7	28.0
Net investment in operating leases	20.9	21.4	24.4
Total United States and Canada Segment	$116.9	$118.9	$119.4

Europe Segment
Consumer financing	$12.7	$12.0	$13.8
Non-Consumer financing	7.9	8.2	8.3
Net investment in operating leases	0.3	0.3	0.6
Total Europe Segment	$20.9	$20.5	$22.7

All Other Segment
Consumer financing	$2.9	$2.6	$2.3
Non-Consumer financing	1.5	1.6	1.3
Net investment in operating leases	—	—	—
Total Other Segment	$4.4	$4.2	$3.6

Total net receivables	$142.2	$143.6	$145.7

At September 30, 2024, December 31, 2024, and September 30, 2025, total net receivables includes consumer receivables before allowance for credit losses of $48.7 billion, $47.6 billion, and $46.2 billion, respectively, and non-consumer receivables before allowance for credit losses of $23.7 billion, $24.4 billion, and $22.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2024, December 31, 2024, and September 30, 2025, total net receivables includes net investment in operating leases of $13.3 billion, $13.3 billion, and $12.5 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2024 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at September 30, 2025 were $3.5 billion higher compared with September 30, 2024, explained primarily by a larger operating lease portfolio. Total net receivables at September 30, 2025 were $2.1 billion higher compared with December 31, 2024, explained primarily by a larger operating lease portfolio and exchange, offset partially by lower non-consumer and consumer financing.

Our operating lease portfolio was 17% of total net receivables at September 30, 2025. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 98% of our total operating lease portfolio.

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

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Origination Metrics
Retail & lease average placement FICO	755	756	756	751
Retail & lease higher risk portfolio mix (%)	3%	3%	4%	3%
Retail greater than or equal to 84 months placement mix (%)	9%	15%	7%	14%
Retail average placement term (months)	65	64	65	65

Our third quarter 2025 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 3% of our portfolio and has been stable for over 15 years.

Retail financing contracts of 84 months and longer increased by 6 percentage points and retail average placement term decreased compared to a year ago, reflecting changes in Ford’s marketing programs. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 69% of our worldwide consumer finance receivables at September 30, 2025.

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies) (%)	0.19%	0.18%	0.19%	0.18%
Repossessions (000)	6	6	16	18
Repossession ratio (%)	1.15%	1.32%	1.07%	1.22%
Loss severity (000) (a)	$16.4	$17.3	$15.7	$17.1
Net charge-offs ($M)	$87	$95	$214	$264
LTR ratio (%) (b)	0.57%	0.62%	0.48%	0.58%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Our third quarter 2025 repossession ratio increased from a year ago by 17 basis points and is slightly higher than pre‑COVID levels. This increase is consistent with our expectations and the overall trend in macroeconomic factors, which are reflected in our credit loss reserves. Loss severity increased from a year ago, reflecting an increase in new vehicle prices and the associated higher amount financed. Our third quarter 2025 LTR ratio of 0.62% increased from a year ago, reflecting higher repossessions and increased loss severity.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Net charge-offs ($M)	$114	$128	$290	$370
LTR ratio (%) (a)	0.37%	0.41%	0.32%	0.40%
Credit loss reserve ($M)	$862	$897
Reserve as percent of EOP Receivables (%) (a)	0.68%	0.71%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the third quarter of 2025 increased from a year ago, primarily driven by higher repossessions and increased loss severity.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at September 30, 2025 is higher than a year ago, primarily reflecting economic outlook assumptions. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 73% of our total net investment in operating leases at September 30, 2025.

	Third Quarter		First Nine Months
	2024	2025	2024	2025
Lease Share of Retail Sales (%)
Ford Credit	15%	18%	14%	14%
Industry (a)	24%	23%	24%	23%

Placement Volume (000)
24-Month	12	5	31	18
36-Month	39	53	88	116
39-Month / other	9	16	39	37
Total	60	74	158	171

Residual Performance
Return rates (%)	55%	45%	51%	44%
Return volume (000)	26	19	78	52
Off-lease auction values (b)	$31,245	$32,195	$30,595	$31,715
__________
(a)Source: J.D. Power PIN.
(b)United States portfolio off-lease second quarter auction values at Q3 2025 mix and YTD amounts at YTD 2025 mix.

Our United States operating lease share of retail sales in the third quarter of 2025 was higher compared with a year ago and remains below the industry, reflecting Ford marketing programs and the Ford sales mix. Our third quarter 2025 total lease placement volume was up compared with a year ago, reflecting higher Ford Credit lease share.

Lease return rates are lower than prior year as more customers and dealers are electing to purchase the off-lease vehicles. Auction values increased 3% year over year, reflecting industrywide low used vehicle supply and high demand.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets, and ended the third quarter of 2025 with $28.1 billion of liquidity, up $2.9 billion from year-end. We completed $23 billion of public term issuances through October 22, 2025.

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

The following table shows funding for our net receivables (in billions):

Funding Structure	September 30, 2024	December 31, 2024	September 30, 2025
Term unsecured debt	$61.7	$59.2	$64.8
Term asset-backed securities	56.3	60.4	56.7
Retail deposits / Ford Interest Advantage	18.7	18.3	18.7
Other	0.1	1.2	(0.4)
Equity	14.0	13.8	14.7
Cash	(8.6)	(9.3)	(8.8)
Total Net Receivables	$142.2	$143.6	$145.7

Securitized Funding as a percent of Total Debt	41.2%	43.8%	40.4%

Net receivables of $145.7 billion at September 30, 2025 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 40.4% as of September 30, 2025.

Public Term Funding Plan

The following table shows our issuances for full year 2023 and 2024, planned issuances for full year 2025, and our global public term funding issuances through October 22, 2025, excluding short-term funding programs (in billions):

	2023 Actual	2024 Actual	2025 Forecast	Through October 22
Unsecured	$14	$17	$ 11 - 13	$11
Securitizations	14	16	12 - 14	12
Total public	$28	$33	$ 23 - 27	$23

For 2025, we now project full year public term funding in the range of $23 billion to $27 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	September 30, 2024	December 31, 2024	September 30, 2025
Liquidity Sources
Cash	$8.6	$9.3	$8.8
Committed asset-backed facilities	44.6	42.9	43.3
Other unsecured credit facilities	1.8	1.7	1.6
Total liquidity sources	$55.0	$53.9	$53.7

Utilization of Liquidity
Securitization and restricted cash	$(3.1)	$(3.1)	$(3.0)
Committed asset-backed facilities	(22.5)	(25.6)	(22.4)
Other unsecured credit facilities	(0.1)	(0.5)	(0.5)
Total utilization of liquidity	$(25.7)	$(29.2)	$(25.9)

Available liquidity	$29.3	$24.7	$27.8
Other adjustments	0.3	0.5	0.3
Net liquidity available for use	$29.6	$25.2	$28.1

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2025, our net liquidity available for use was $28.1 billion, $2.9 billion higher than year-end 2024, reflecting strong access to public funding markets. At September 30, 2025, our liquidity sources totaled $53.7 billion, down $0.2 billion from year-end 2024.

Cash.  At September 30, 2025, our cash totaled $8.8 billion, compared with $9.3 billion at year-end 2024.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from overnight to six months, and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.1 billion and $3.0 billion at December 31, 2024 and September 30, 2025, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At September 30, 2025, our committed capacity totaled $44.9 billion, compared with $44.6 billion at December 31, 2024. Our committed capacity is primarily comprised of commitments from banks and bank-sponsored asset-backed commercial paper conduits and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of banks and bank-sponsored asset-backed commercial paper conduits. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $43.3 billion ($26.5 billion of retail financing, $10.3 billion of operating leases, and $6.5 billion of wholesale financing) at September 30, 2025. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $15.1 billion having maturities within the next twelve months and the remaining balance having maturities through second quarter 2029. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2025, $22.4 billion of these commitments were in use and we had $0.2 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of September 30, 2025, FCE had liquidity of £73 million (equivalent to $98 million) in the form of eligible collateral available for use in the monetary policy programs of the Bank of England. In addition, Ford Bank GmbH (“Ford Bank”) had liquidity of €476 million (equivalent to $559 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At September 30, 2025, we and our subsidiaries had $1.6 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At September 30, 2025, $1.1 billion was available for use.

At September 30, 2025, £279 million (equivalent to $375 million) was available for use under FCE’s £585 million (equivalent to $786 million) Credit Agreement and all €210 million (equivalent to $247 million) was available for use under the Ford Bank Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2028.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. In addition, both the FCE Credit Agreement and the Ford Bank Credit Agreement include certain sustainability-linked targets, pursuant to which the applicable margin may be adjusted if Ford achieves, or fails to achieve, the specified targets related to global manufacturing facility greenhouse gas emissions, carbon-free electricity consumption, and Ford Europe CO2 tailpipe emissions. For the most recent performance period, Ford outperformed the global manufacturing facility greenhouse gas emissions and carbon-free electricity consumption metrics, and it was neutral on the Ford Europe CO2 tailpipe emissions metric.

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

The following table shows the calculation of our financial statement leverage (in billions):

	September 30, 2024	December 31, 2024	September 30, 2025
Leverage Calculation
Debt	$136.7	$137.9	$140.2
Equity	$14.0	$13.8	$14.7
Financial statement leverage (to 1)	9.7	10.0	9.5

We plan our financial statement leverage by considering market conditions and the risk characteristics of our business. At September 30, 2025, our financial statement leverage was 9.5:1. We target financial statement leverage in the range of 9:1 to 10:1.

During the third quarter and first nine months of 2025, we paid $350 million and $1.1 billion, respectively, in cash distributions to our parent.

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

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2025, all else constant, such a decrease in interest rates would decrease our pre-tax cash flow by $69 million over the next 12 months, compared with a decrease of $107 million at December 31, 2024. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2025, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	October 23, 2025