Form 10-K
period 2025-12-31
FORD MOTOR CREDIT CO LLC
filed 2026-02-11
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip code)

(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each Exchange on which registered
2.386% Notes due February 17, 2026*	F/26AB	New York Stock Exchange
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
3.622% Notes due July 27, 2028*	F/28H	New York Stock Exchange
5.625% Notes due Oct. 9, 2028*	F/28D	New York Stock Exchange
4.165% Notes due November 21, 2028*	F/28E	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
3.778% Notes due September 16, 2029*	F/29E	New York Stock Exchange
4.445% Notes due February 14, 2030*	F/30D	New York Stock Exchange
5.780% Notes due April 30, 2030*	F/30A	New York Stock Exchange
4.066% Notes due August 21, 2030*	F/30F	New York Stock Exchange
6.184% Notes due August 29, 2031*	F/30C	New York Stock Exchange
4.448% Notes due September 16, 2032*	F/32A	New York Stock Exchange
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

Exhibit Index begins on page 65

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025
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

Ford’s Integrated Sustainability and Financial report, which details the performance and progress of Ford and its wholly owned subsidiaries, including Ford Credit, toward their sustainability and corporate responsibility goals, is available at http://sustainability.ford.com.

The foregoing information regarding our websites and their content is for convenience only and is not deemed to be incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K Report” or “Report”) nor filed with the SEC.

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

Item 1. Business (Continued)
Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We segment our business based on geographic regions: the United States and Canada, Europe, and All Other. Items excluded in assessing segment performance because they are managed at the corporate level, i.e., market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, are reflected in Unallocated Other. For additional financial information regarding our operations by business segment and operations by geographic region, see Note 13 of our Notes to the Financial Statements.

United States and Canada Segment

Our United States and Canada segment represented 83% and 82% of total net receivables at year-end 2024 and 2025, respectively. Our United States operations accounted for 89% and 86% of the United States and Canada segment total net receivables at year-end 2024 and 2025, respectively.

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

Europe Segment

The Europe segment represented 14% and 15% of total net receivables at year-end 2024 and 2025, respectively. Our operations in Europe are managed primarily through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), and a Germany-based subsidiary, Ford Bank GmbH (“Ford Bank”), providing a variety of retail and dealer financing. FCE operates in the United Kingdom, and has active branches in France, Spain, and Ireland, as well as an operating subsidiary in Italy. The United Kingdom and Germany are our largest markets in Europe, representing 62% and 61% of Europe segment net receivables at year-end 2024 and 2025, respectively. Customers and dealers in Italy, France, and Spain were 35% and 36% of Europe segment net receivables year-end 2024 and 2025, respectively. FCE, through its Worldwide Trade Financing division, provides wholesale finance for vehicles and parts in about 50 countries. Typically, this includes direct markets where there is no National Sales Company but also in other markets where there is not a traditional Ford Credit financing solution. This represented 1% and 2% of Europe segment net receivables at year-end 2024 and 2025, respectively. In addition, other private label operations and alternative business arrangements exist in some markets. Affiliates in Switzerland, the Czech Republic, and Hungary are in various stages of liquidation.

All Other Segment

Our All Other segment includes operations in Mexico, China, and a joint venture in South Africa. We have ceased our operations in Brazil, Argentina, and India. This segment represented 3% of total net receivables at both year-end 2024 and 2025. In addition, other private label operations and alternative business arrangements exist in some markets.

Dependence on Ford

The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting Ford and Lincoln dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity, or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales, and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Ford’s 2025 Form 10-K Report”), filed separately with the SEC.

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

Item 1. Business (Continued)
Competition

The automotive financing business is highly competitive, due in part to credit aggregation systems that permit dealers to send credit applications to multiple finance sources to evaluate financing options offered by these finance sources. Our principal competitors are:

•Banks
•Independent finance companies
•Credit unions
•Leasing companies
•Other automobile manufacturers’ affiliated finance companies

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

Item 1. Business (Continued)
We offer a variety of retail installment sale financing products. The average original term of our retail installment sale contracts in the United States was 65 months for contracts purchased in both 2024 and 2025. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations.

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

In the United States, operating lease terms for new vehicles range primarily from 24 to 48 months. The average original lease term for contracts purchased was 35 months and 37 months for 2024 and 2025, respectively.

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

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory (also known as floorplan financing). We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average new wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 76 days in 2025 compared with 73 days in 2024. Our wholesale financing program includes financing of large multi-brand dealer groups.

When a dealer uses our wholesale financing program to purchase vehicles, we obtain a security interest in the vehicles and, in many instances, other assets of the dealer. In the United States and Canada, our wholly owned subsidiary, The American Road Insurance Company (“TARIC”), generally provides insurance for vehicle damage and theft of vehicles held in dealer inventory that are financed or serviced by us.

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

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income, but the underwriting risk remains with the non-affiliated insurance companies. Premiums from our insurance business generated 1% of our total revenue in both 2024 and 2025.

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

Building a Diverse and Inclusive Workplace

At Ford and Ford Credit, we are committed to supporting and sustaining a respectful, inclusive, and safe workplace for all employees. We believe this empowers every person to do their best work and ultimately achieve the Ford+ plan. We actively recruit and hire the best talent and are proud that our workforce is made up of people with different backgrounds, perspectives, and experiences so we can deliver the best products and services for our customers around the world.

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

Ford and Ford Credit work to strengthen collaboration across their organizations by embedding inclusion in the leadership behaviors that support the Ford operating system. We also leverage the benefit of diversity by listening to the voices of our employees and stakeholders, which strengthens our workplace, systems, and offerings and ultimately drives value for the business.

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

Item 1. Business (Continued)
Finally, the extent to which our people leaders are equipped to drive our transformation plays a vital role in our strategy, and we are committed to helping our leaders strengthen their capabilities with dedicated traditional and non‑traditional learning opportunities. Our leadership strategy equips our leaders with the capabilities to deliver business results and grow the talent needed to meet our organizational needs.
Competitive Benefit Programs

We provide employees with a competitive, comprehensive and flexible set of benefits and resources to support their financial, social, mental/emotional, physical, and professional health. Our comprehensive global benefits programs are designed to attract and retain top talent worldwide. These programs include a wide range of resources and solutions to educate, empower, and support individual and organizational goals while being tailored to local regulations and employee needs across our diverse global workforce. This comprehensive approach is integral to our total rewards strategy, addressing business and employee challenges through a multi-channel approach that provides diverse populations and global regions with flexible options to meet their specific goals.

We use data-driven insights gathered through surveys, focus groups, and claims data to understand employee challenges and prioritize our programs and resources. Our benefits are regularly reviewed and adjusted to remain competitive within our respective markets and reflect evolving employee expectations. We are committed to creating an environment where employees and People Leaders respect and value each other as we deliver Ford+.

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

Employment Data

We employed approximately 6,000 individuals worldwide at year-end 2024 and 2025. Most of our employees are salaried and are not represented by a union.

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

We also have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2025 periods.

More information about agreements between us and Ford and other affiliates is contained in our Notes to the Financial Statements, “Business - Overview,” “Business - Consumer Financing - Retail Financing,” “Business - Non‑Consumer Financing - Other Financing,” and the description of Ford’s business in Ford’s 2025 Form 10-K Report.

ITEM 1A. Risk Factors.

We have listed below the material risk factors applicable to Ford or Ford Credit grouped into the following categories: Operational Risks; Macroeconomic, Market, and Strategic Risks; Financial Risks; and Legal and Regulatory Risks. Some of the risks and contingencies discussed herein may have previously occurred. These risk factors are not representations as to whether or not such matters have occurred in the past and instead reflect our opinions on material factors that may materially and adversely affect our business in the future. We have a global business, and conditions in our industry and the regions where we operate and sell our products and services may change quickly. Accordingly, institutional stability is crucial to businesses like Ford and Ford Credit as we make hiring and investment decisions, as well as to the smooth functioning of financial markets on which we depend. Rapid policy change in our home market, the United States, is creating uncertainty in Ford and Ford Credit’s operations and business outlook, and may remain a source of volatility in the future.

Operational Risks

Ford’s long-term success depends on delivering the Ford+ plan, including improving cost competitiveness. Ford previously announced its plan for growth and value creation – Ford+. Ford+ is Ford’s plan to thrive at the intersection of great vehicles, iconic brands, and innovative software and service, building Ford into a higher growth, higher margin, more capital efficient, and more durable company. The Ford+ plan is designed to leverage Ford’s foundational strengths with enhanced capabilities – enriching customer experiences and deepening loyalty. As Ford progresses this transformation of its business, it must integrate its strategic initiatives into a cohesive business model, modernize its systems, processes, and technologies, and balance competing priorities, or it will not be successful. To facilitate this transformation, Ford is making substantial investments, recruiting new talent, and modernizing and optimizing its business model, management and IT systems, and organization. Ford’s strategy involves providing customers freedom of choice to select the powertrain that best suits their needs and maintaining manufacturing flexibility at Ford to meet shifting customer demand. Accordingly, maintaining discipline in its capital allocation continues to be important, as a strong core business and a balance sheet that provides the flexibility to invest in these opportunities are critical to the success of the Ford+ plan. If Ford is unable to optimize its capital allocation among vehicles (and propulsion systems among its vehicles), services, technology, and other calls on capital, make sufficient and timely progress to become competitive on cost and quality and ensure that progress is sustainable, or it is otherwise not successful in executing Ford+ (or is delayed for reasons outside of its control), Ford may not be able to realize the full benefits of its plan, which could have an adverse effect on its financial condition or results of operations. Furthermore, if Ford fails to make progress on its plan at the pace that shareholders expect, it may lead to an increase in shareholder activism, which may disrupt the conduct of Ford’s business and divert management’s attention and resources. As described elsewhere herein, global political instability and volatility in government regulations and unpredictable trade policy (including tariffs) in the United States and around the world limit Ford’s ability to conduct effective long-term planning and make capital allocation decisions.

Ford’s products have been and could continue to be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of Ford’s products and services and reduce the costs associated therewith could continue to have an adverse effect on its business. Government safety standards require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Ford may also be obligated to remedy defects or potentially recall its products due to defective components provided to it by its suppliers, arising from their quality issues or otherwise.

The National Highway Traffic Safety Administration’s (“NHTSA”) enforcement strategy has resulted in significant civil penalties being levied and the use of consent orders, including at Ford, requiring direct oversight by NHTSA of certain manufacturers’ safety processes, a strategy that could continue. For example, as part of a consent order Ford entered into with NHTSA in 2024, Ford has retained an independent third party selected by NHTSA to assess Ford’s adherence to the consent order and the National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) over the term of the consent order and to report on Ford’s progress to NHTSA. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford’s products prior to the start of production, the launch of such product could be delayed until such defect is remedied. The cost of recall and customer satisfaction actions to remedy defects in vehicles that have been sold could be substantial, particularly if the actions relate to global platforms or involve defects that are identified years after production. For example, NHTSA and the automotive industry are currently engaged in a study of the safety of approximately 56 million Takata desiccated airbag inflators in the United States. Of these, approximately 3.5 million of the inflators are in Ford vehicles. In addition, NHTSA is considering action related to 52 million vehicles containing inflators from ARC Automotive and Delphi Automotive in the United States. Ford has 2.5 million vehicles within this population. Should NHTSA determine that these inflators contain a safety defect, Ford and other manufacturers could potentially face significant incremental recall costs. Further, to the extent recall and customer satisfaction actions relate to defective components Ford receives from suppliers, Ford’s ability to recover from the suppliers may be limited by the suppliers’ financial condition.

Item 1A. Risk Factors (Continued)
Ford is also subject to environmental regulatory compliance requirements, and in many jurisdictions (including the United States), is required to report on and correct certain emissions-related defects. Similarly, where required by regulation, Ford is obligated to honor certain warranties on emissions-related components, which can impose additional obligations beyond its standard warranties and increase its costs.

Ford accrues the estimated cost of both base warranty coverages and field service actions at the time a vehicle is sold, and it reevaluates the adequacy of its accruals on a regular basis. In addition, from time to time, Ford issues extended warranties at its expense, the estimated cost of which is accrued at the time of issuance. The impact of such accruals will be reflected in Ford’s results of operations for the period in which the accrual is made, which could cause variability in Ford’s financial performance, while the cash flow impact may be reflected in a later period or periods. For additional information regarding warranty and field service action costs, including Ford’s process for establishing its reserves, see “Critical Accounting Estimates” in Item 7 and Note 24 of the Notes to the Financial Statements in Ford’s 2025 Form 10-K Report. If warranty costs are greater than anticipated as a result of increased vehicle and component complexity, the adoption of new technologies, the time it takes to improve the quality of Ford’s products and services (or if such efforts are unsuccessful), implementation of additional remedies in the event the initial one is ineffective or parts are unavailable, or otherwise (including as a result of higher repair costs driven by inflation or other economic factors), such costs could continue to have an adverse effect on Ford’s financial condition or results of operations.

Furthermore, launch delays, recall actions, and increased warranty costs have generated negative publicity and adversely affected and could continue to adversely affect Ford’s reputation or the public perception and market acceptance of Ford’s products and services as discussed elsewhere herein. In an effort to improve quality, Ford has slowed down and may continue to slow down launches, which may result in lost sales, revenue, and profits, and could have an adverse effect on its financial condition, or results of operations. From time to time, Ford’s inventory levels may be higher due to a number of different factors, including as a result of vehicles on hold for quality control, which may cause Ford to incur additional costs associated with those vehicles, e.g., repair costs for weather-related damage.

Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to timely acquire key components or raw materials has previously disrupted and may, in the future, disrupt Ford’s operations. Ford’s products contain many components that it sources globally from a complex network of suppliers, who, in turn, source components from their suppliers. If there is a shortage of a key component in Ford’s supply chain or a supplier is unable to deliver a component to Ford in accordance with its specifications and at the cost contracted for, because of a production issue, a disruption at a supplier’s facility (e.g., fire, explosion, equipment failure, or natural disaster), limited availability of materials, shipping problems, restrictions on transactions with certain countries or companies, implementation of tariffs, or other reason, and the component cannot be easily sourced from a different supplier, or Ford is unable to obtain a component on a timely basis, the shortage may disrupt Ford’s operations or increase its costs of production and its ability to recoup lost production volume may be limited. For example, in 2025, Ford’s production was disrupted by fires at one of its major aluminum suppliers, the effects of which are ongoing.

For the manufacture of its electrified products, Ford is dependent on the supply of batteries and the raw materials (e.g., lithium, cobalt, nickel) used by its suppliers to produce those batteries. Some of these resources are limited, and, as a result, Ford may be unable to acquire raw materials needed for its products in sufficient amounts that are responsibly sourced or at reasonable prices. As described in Item 7 of Ford’s 2025 Form 10-K Report, and elsewhere herein, Ford has entered into and may, in the future, enter into offtake agreements and other long-term purchase contracts that obligate Ford, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from certain raw materials suppliers. In the event the supplier under those agreements or any of Ford or its suppliers’ raw material supply contracts is unable to deliver sufficient quantities of raw materials needed for Ford or it’s suppliers’ production operations, e.g., if a mine does not produce at expected levels, or the raw materials do not otherwise satisfy Ford’s requirements, and Ford or its suppliers are unable to find an alternative resource that satisfies Ford’s technical requirements and with sufficient quantities, at reasonable prices, responsibly sourced, and in a timely manner, it could impact Ford’s ability to manufacture products. Further, suppliers who fail to comply with Ford’s requirements for ethical business practices could lead it to seek alternative suppliers, which may result in delayed deliveries or increased costs.

A shortage of, or Ford’s inability to acquire or find adequate suppliers of, key components or raw materials as a result of disruptions in the supply chain, import and export bans or tariffs imposed by the U.S. or foreign governments, capacity constraints, limited availability, competition for those items within the automotive industry and other sectors, or otherwise can cause a significant disruption to Ford’s production schedule and have a substantial adverse effect on its financial condition or results of operations. For example, China’s restriction on the export of rare earth minerals, which Ford and its suppliers utilize for a number of components, has impacted (e.g., rescheduling production, changing operating patterns) and caused disruptions in Ford’s production operations, increases the risk of future production disruptions, and has

Item 1A. Risk Factors (Continued)
increased and may further increase costs (e.g., premium freight and expedited shipping costs to make up for delays in component availability). Moreover, as the industry evolves, suppliers of traditional or electric vehicle (“EV”)-specific components may face financial distress or choose to exit certain lines of business, further narrowing Ford’s sourcing options and potentially leading to higher prices or supply shortages that could have a substantial adverse effect on Ford’s results of operations and reputation.

Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, public health issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors. A work stoppage or other limitation on production has occurred, and could in the future occur, at Ford’s facilities, at a facility in its supply chain, or at one of its logistics providers for any number of reasons, including as a result of labor issues, such as shortages of available employees, disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, absenteeism, public health issues (e.g., COVID), stay-at-home orders, or in response to potential restructuring actions (e.g., plant closures); as a result of supplier financial distress or other production constraints, such as limited quantities of components or raw materials, quality issues, capacity limitations, or other difficulties; as a result of a natural disaster (including climate-related physical risk); social unrest; cybersecurity incidents; or for other reasons. A suspension or substantial curtailment of Ford’s manufacturing operations could have a significant adverse effect on Ford’s financial condition and results of operations. The duration of a suspension of manufacturing operations and a return to Ford’s full production schedule will vary. Ford’s Ford Blue, Ford Model e, and Ford Pro operations generally do not realize revenue while its manufacturing operations are suspended, but Ford continues to incur operating and non-operating expenses, resulting in a deterioration of its cash flow. Accordingly, any significant future disruption to Ford’s production schedule, regionally or globally, whether as a result of its own or a supplier’s suspension of operations, could have a substantial adverse effect on Ford’s financial condition, liquidity, and results of operations. Moreover, Ford’s supply and distribution chains may be disrupted by supplier or dealer bankruptcies or their permanent discontinuation of operations. In addition, broader changes in the supplier landscape, including supplier consolidation and suppliers’ decisions to no longer participate in a particular line of business pose a risk of supply shortages and/or price increases.

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

Given the worldwide scope of Ford’s supply chain and operations, Ford and its suppliers face a risk of disruption or operating inefficiencies that may increase costs due to the adverse physical effects of climate change, which are predicted to increase the frequency and severity of weather and other natural events, e.g., wildfires, extended droughts, flooding, and extreme temperatures. In addition, in the event a weather-related event, strike, international conflict, or other occurrence limits the ability of freight carriers to deliver components or other materials to Ford, or logistics providers are unable to transport Ford’s products for an extended period of time, it may increase Ford’s costs and delay or otherwise impact its production operations and its customers’ ability to receive Ford’s products.

Many components used in Ford’s products are available only from a single or limited number of suppliers and, therefore, cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, specialized tooling, rigorous validation requirements, and new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). Such suppliers also could threaten to disrupt Ford’s production as leverage in negotiations. In addition, when Ford undertakes a model changeover, significant downtime at one or more of its production facilities may be required, and Ford’s ability to return to full production may be delayed if it experiences production difficulties at one of its facilities or a supplier’s facility. Moreover, as vehicles, components, and their integration become more complex, Ford may face an increased risk of a delay in production of new vehicles. Regardless of the cause, Ford’s ability to recoup lost production volume may be limited. Accordingly, as Ford has experienced in the past, and may again experience in the future, a significant disruption to Ford’s production schedule could have a substantial adverse effect on its financial condition or results of operations and may impact its strategy to comply with fuel economy standards as discussed elsewhere herein.

Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, commercial relationships, or business strategies or the benefits may take longer than expected to materialize. Ford has invested in, formed strategic alliances or entered into commercial relationships with, and announced or formed joint ventures with a number of companies, and it may expand those relationships or enter into

Item 1A. Risk Factors (Continued)
similar relationships with additional companies. These initiatives typically involve enormous complexity, may require a significant amount of capital, and may involve a lengthy regulatory approval process. As a result, Ford may not be able to complete anticipated transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, Ford may not successfully integrate an alliance or joint venture with its operations, including the implementation of its controls, systems, procedures, and policies, Ford may be unable to retain key employees, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between Ford and the other party. Further, to the extent Ford shares ownership, control, or management with another party in a joint venture, Ford’s ability to influence the joint venture may be limited, and Ford may be unable to prevent misconduct or implement its compliance or internal control systems. Moreover, negative publicity, government investigations, or litigation involving a company with which Ford has a business or supply relationship, including licensing intellectual property, may have an adverse effect on Ford’s reputation. In order to secure critical materials to manufacture its products, Ford has entered into and may, in the future, enter into offtake agreements and other long-term purchase contracts with raw materials and other suppliers and make investments in certain raw material, battery, and suppliers; however, Ford may not realize the anticipated benefits of these actions and its efforts to have its suppliers, particularly those in less developed markets, adopt Ford’s sustainability and other standards may be unsuccessful, which could have an adverse impact on Ford’s reputation and may expose Ford to litigation or investigations as a result of its relationships with such suppliers.

In addition, the implementation of a new or different business strategy may not be successful or may lead to the disruption of Ford’s existing business operations, including distracting management from current operations. For example, the new battery energy storage business Ford announced in the fourth quarter of 2025 or Ford’s efforts to evaluate and implement alternative distribution models and channels for its products and services from those it has traditionally used may be challenged or may not succeed or be as successful as its historical arrangements. External factors may also impact the success of Ford’s initiatives. For example, Ford’s business and strategy are susceptible to tensions in U.S.-China relations and the rapid development of the Chinese electrified vehicle industry, with domestic Chinese producers exporting to some key markets in which Ford operates. In addition, as Ford implements its strategy to provide customers freedom of choice to select the powertrain that best suits their needs and maintain manufacturing flexibility to meet shifting customer demand, Ford has in the past taken, and may in the future take, actions such as adjusting its investments and spending, not fully utilizing or reducing the capacity of its existing or future plants, reducing production hours or shifts, cancelling programs or deciding to no longer produce vehicles already in production, or delaying vehicle and technology launches, and Ford has in the past and may in the future become subject to claims by suppliers or other parties, incur charges related to impairments, asset write-downs, or inventory adjustments, or lose or become obligated to repay government incentives as a result. For example, Ford has taken, and may in the future take, such actions to better match the pace of EV adoption, which has been lower than anticipated industrywide. Results of operations from new activities may be lower than anticipated or its existing activities, and, if a strategy is unsuccessful, Ford may not recoup its investments, which may be significant, in that strategy. Further, as Ford’s strategy evolves in an area, Ford may be unable to utilize or redeploy its existing assets or investments in that or other areas, which may lead to impairments and other cash and non-cash charges. Moreover, Ford has in the past incurred and may in the future incur charges and continue to have financial exposure following a change in strategy, a strategic divestiture, a cessation of operations in a market, or a decision to unwind an existing venture or relationship. For example, in December 2025, Ford announced its updated EV strategy, the expected disposition of its investment in BlueOval SK, LLC, and the charges it expected to record related to those items. Failure to successfully and timely realize the anticipated benefits of the transactions or strategies described herein could have an adverse effect on Ford’s financial condition or results of operations.

Ford may not realize the anticipated benefits of restructuring actions and such actions may cause Ford to incur significant charges, disrupt its operations, or harm its reputation. Ford continually reviews and evaluates its business to find opportunities to make its operations more efficient and reduce costs. In doing so, Ford has taken, and may in the future take, restructuring actions, such as strategic divestitures, unwinding an existing venture or relationship, or ceasing operations in a market, particularly for those businesses where a path to sustained profitability is not feasible in light of the capital allocation requirements or for other reasons. Ford’s plans for implementing such actions may be accelerated by shifting industry dynamics and new entrants to its industries with which it must compete. These actions may include employee separations, a reduced footprint (e.g., plant closures or smaller operations at existing plants or plants that are not yet on-line), operating its plants at less than full capacity (e.g., reducing shifts), cancelling products or programs, or shifting its strategy for the deployment of technologies. Such restructuring actions have caused Ford and may in the future cause it to incur significant costs; record impairments or other charges; subject it to potential claims from employees, suppliers, dealers, other counterparties, or governmental authorities (including a reduction or clawback of incentives); disrupt its operations; distract management from current operations; or harm its reputation. Further, Ford may not realize the expected benefits of such restructuring actions (e.g., anticipated cost savings), such benefits may be

Item 1A. Risk Factors (Continued)
delayed, or market dynamics or other factors may have evolved such that it cannot obtain the original intended results of an action.

Failure to develop and deploy secure digital services that appeal to customers, retain existing subscribers, and grow Ford’s subscription rates could have a negative impact on Ford’s business. A growing part of Ford’s business involves connectivity, digital and physical services, and integrated software services, and Ford is devoting significant resources to develop this business. Further, Ford has announced its plans and expectations for integrated services to become a larger portion of its revenue and earnings by offering new and differentiated products, retaining existing subscribers, and growing subscription rates with new customers. If Ford does not develop, deliver, and make available standardized technologies that customers can easily adopt and use, fails to generate sufficient demand for its integrated software and digital services, or if customers do not opt to activate the modems in its vehicles, which would hinder Ford’s ability to offer and sell such services, Ford may not grow revenue in line with the costs it is investing or achieve profitability on its increasingly digitally-connected products. Shifting public policy regarding data privacy and the effects of artificial intelligence has caused and may in the future cause us to incur substantial costs to modify our operations or business practices, reduce consumers’ willingness to engage with our offerings, or cause delays or lapses in the availability of our products or services in various jurisdictions. Ford must convince prospective users of the benefits of its subscription services and existing users of the continued value thereof. This depends in large part on Ford’s ability to offer exceptional services, competitive pricing, integrated functionality, and a satisfying user experience. Further discussion of the risks associated with market acceptance of Ford’s services and the evolving regulatory landscape is provided elsewhere herein.

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

Sophisticated software integration may have issues that can unexpectedly interfere with the intended operation of hardware or other software products and services. In addition, the services Ford offers can have quality issues and may, from time to time, experience outages, service slowdowns, or errors. Moreover, the reliance of Ford’s services on cloud-based systems and other digital infrastructure owned by third parties creates particular risk. Any outage, misconfiguration, or loss of data within the systems or infrastructure of these third parties could impair the performance of Ford’s services from time to time. As a result, these services may not always perform as anticipated and may not meet customer expectations. There can be no assurance Ford will be able to detect and remedy all issues and defects in the hardware, software, and services it offers, or successfully deliver over-the-air (“OTA”) updates. Failure to do so on a timely basis could result in widespread technical and performance issues affecting Ford’s products and services. Further discussion of the risks associated with product defects, quality issues, or delays in product launches and availability is provided elsewhere herein.

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

While Ford continues to invest in direct-to-consumer sales methods for its connectivity, digital and physical services, and integrated software services offerings, Ford is dependent on the efforts of third-party dealers for the majority of its sales in this space. Ford has invested and will continue to invest in programs to enhance sales through dealers, including education programs for dealership employees on the benefits of Ford’s services offerings and developing and making available digital marketing assets to dealers. These efforts may require a substantial investment of time and capital while

Item 1A. Risk Factors (Continued)
providing no assurance of incremental sales.

The actions of end users are generally beyond Ford’s control and some users may engage in fraudulent or abusive activities that involve Ford’s digital services. These include unauthorized use of accounts through stolen credentials, failure to pay for services accessed, or other activities that violate Ford’s terms of service. While Ford has implemented security measures intended to prevent unauthorized access to its digital services and related information systems, malicious entities have and will continue to attempt to gain unauthorized access to them. If Ford’s efforts to detect such violations or its actions to control these types of fraud and abuse are not effective or timely, it may have an adverse effect on its financial condition, results of operations, or reputation. Further discussion of the risks associated with operational information systems and our cybersecurity posture is provided elsewhere herein.

Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints. The vast majority of the hourly employees in Ford’s manufacturing operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. These agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of income security, subject to certain conditions. Ford’s recent labor contracts, including those with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America in the United States and Unifor in Canada, have resulted in significant cost increases. If Ford is unable to offset these costs, it could have a significant adverse effect on Ford’s business. Some of Ford’s competitors do not have such collective bargaining agreements and are not subject to the same constraints. Further, a substantial number of Ford’s employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter Ford’s ability to sell or close manufacturing or other facilities or increase the cost of doing so. These agreements in the United States, Canada, Europe, and other regions may restrict Ford’s ability to close plants and divest businesses. In addition, to the extent companies in Ford’s global supply chain that are not currently parties to collective bargaining agreements enter into such agreements or otherwise increase their employees’ wages and benefits, any increased costs incurred by those suppliers may, in turn, increase Ford’s costs.

Ford’s ability to attract, develop, grow, support, and reward talent is critical to its success and competitiveness. Ford’s success depends on its ability to continue to attract, develop, grow, support, and reward talented and diverse employees with domain expertise in engineering, software, technology, integrated services, supply chain, marketing, and finance, among other areas. While Ford has been successful in attracting talent in recent years, as with any company, the ability to continue to attract talent is important, particularly in growth areas vital to its success such as software, electrification and adjacent technologies, and integrated services. Competition for such talent is intense, which has led to an increase in compensation throughout a tight labor market, and, accordingly, may increase costs for companies. In addition to attracting talent, Ford must also retain the talent needed to deliver its business objectives. If Ford loses existing employees, is unable to attract talent with needed skills, or is unable to develop existing employees, particularly with the introduction of new technologies and Ford’s focus on operational efficiency and quality, it could have a substantial adverse effect on Ford’s business.

Operational information systems, security systems, products, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers, and dealers. Ford and Ford Credit rely on information technology networks and information systems, including in-vehicle systems and mobile devices, some of which are managed by suppliers, some of which are provided by third-party service providers, and some of which ultimately rely on other services provided by these third parties by unaffiliated service providers, to process, transmit, and store electronic information that is important to the operation of their businesses, Ford’s vehicles, and the services Ford and Ford Credit offer. Despite devoting significant resources to their cybersecurity programs, Ford and Ford Credit are at risk for interruptions, outages, and compromises of: (i) operational information systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); (ii) facility security systems; and/or (iii) in-vehicle systems or mobile devices, whether caused by a ransomware or other cybersecurity incident, security breach, or other reason (e.g., a natural disaster, fire, acts of terrorism or war, or an overburdened infrastructure system). Additionally, any outage, security breach, misconfiguration, or loss of data within networks and systems managed by or reliant on the products and services of unaffiliated third parties could lead to similar compromises. Such incidents could materially disrupt operational information systems; result in loss or unwilling publication of trade secrets or other proprietary or competitively sensitive information; compromise the privacy of personal information of consumers, employees, or others; jeopardize the security of Ford and/or Ford Credit’s facilities; disrupt or degrade service or Ford and/or Ford Credit’s operations; affect the performance of in-vehicle systems or services Ford offers; and/or impact the safety of Ford’s vehicles. This risk exposure rises as Ford continues to develop and produce vehicles with increased connectivity. Moreover, Ford, Ford Credit, their suppliers, service providers, and dealers have been the target of cybersecurity incidents and such threats are continuing and evolving, which may cause

Item 1A. Risk Factors (Continued)
cybersecurity incidents to be more difficult to detect for periods of time. Ford and Ford Credit’s networks and Ford’s in-vehicle systems, sharing similar architectures, could also be impacted by, or a cybersecurity incident may result from, the negligence or misconduct of insiders or third parties who have access to these networks and systems. Ford and Ford Credit employ capabilities, processes, and other security measures they believe are reasonably designed to detect, reduce, and mitigate the risk of cybersecurity incidents, and have requirements for their suppliers and service providers to do the same; however, Ford and Ford Credit may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, including potential production disruption or the loss or disclosure of sensitive information. Moreover, a cybersecurity incident could harm Ford and/or Ford Credit’s reputations, cause customers to lose trust in their security measures, and/or subject Ford and Ford Credit to regulatory actions or litigation, which may result in fines, penalties, judgments, or injunctions, and a cybersecurity incident involving Ford or Ford Credit, or one of their suppliers or service providers, could impact production, internal operations, business strategy, results of operations, financial condition, or Ford and Ford Credit’s ability to deliver products and services to their customers.

To facilitate access to the raw materials and other components necessary for the manufacture of electrified products, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast. Ford’s ability to manufacture electrified products is dependent upon the availability of raw materials and other components necessary for the production of batteries, e.g., lithium, cobalt, nickel. As described in Item 7 of Ford’s 2025 Form 10-K Report, and elsewhere herein, to facilitate its access to such raw materials, Ford has entered into and it may, in the future, enter into offtake agreements and other long-term purchase contracts. Such agreements obligate Ford, subject to certain conditions such as quality or minimum output, to purchase a certain percentage or minimum amount of output from raw material suppliers over an agreed upon period of time pursuant to agreed upon purchase price mechanisms that are typically based on the market price of the material at the time of delivery.

Unlike Ford’s standard arrangements with suppliers under multi-year offtake agreements and other long-term purchase contracts, the risks associated with lower-than-expected electrified vehicle production volumes or changes in battery technology that reduce the need for certain raw materials, batteries, or their components are borne by Ford rather than its suppliers. In the event Ford does not purchase the materials or components pursuant to the terms of these agreements, Ford may nevertheless be obligated to pay the purchase price or otherwise compensate the supplier in an amount determined by the contract or reimburse the supplier for costs or losses it incurs. Ford has incurred and may continue to incur such charges. This may be the case even if the supplier finds another purchaser, as Ford may be responsible for the costs of finding the new purchaser as well as any lost revenue attributable to the replacement purchaser paying a lower price than required under the pricing mechanism in its agreement.

As a result of the competition for and limited availability of the raw materials needed for Ford’s electrified vehicle business, the costs of such materials are difficult to accurately forecast as they may fluctuate during the term of the offtake agreements and other long-term purchase contracts based on market conditions. Accordingly, Ford may be subject to increases in the prices it pays for those raw materials, and its ability to recoup such costs through increased pricing to its customers may be limited. As a result, Ford’s margins, results of operations, financial condition, and reputation may be adversely impacted by commitments it makes pursuant to offtake agreements and other long-term purchase contracts.

Macroeconomic, Market, and Strategic Risks

With a global footprint and supply chain, Ford’s results and operations have been and could continue to be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events. Because of the interconnectedness of the global economy, financial crises, economic downturns or recessions (including reduced consumer spending), pandemics, natural disasters, wars, social unrest, geopolitical crises, or other significant events in one market can have an immediate and material adverse impact on other markets where Ford operates. Unprecedented trade policy (including tariffs) in the United States and foreign governments’ reactions limit Ford’s ability to conduct effective long-term planning and make capital allocation decisions. The continued strain in U.S.-China relations presents unique risks to U.S. automakers, as does China’s unique regulatory landscape, the level of integration with key components in Ford’s global supply chain, the limited availability of various components and materials (including certain rare earth minerals and related products from China), and the rapid development of the Chinese EV industry, with Chinese electrified vehicle manufacturers exporting their products to some key markets in which Ford operates.

Changes in international trade policy can also have a substantial adverse effect on Ford’s financial condition, results of operations, or business in general. To the extent governments in various regions implement or intensify restrictions or

Item 1A. Risk Factors (Continued)
barriers to trade, such as tariff or non-tariff barriers, export controls, currency manipulation, or policies that otherwise favor domestic companies, there can be a significant negative impact on manufacturers based in other markets. Steps taken by governments to implement local content requirements, restrict export and import activities, or apply or consider applying additional or new tariffs on automobiles, parts, and other products and materials have disrupted supply chains, imposed additional costs on Ford’s business, and led to other countries attempting to retaliate by imposing tariffs or other barriers, which make Ford’s products more expensive for customers, and, in turn, its products less competitive, and this trend may continue. Tariffs implemented to date in the United States and elsewhere have caused significant disruption, increased costs, and uncertainty in the automotive industry, including for Ford, other original equipment manufacturers (“OEMs”), suppliers, and dealers, as well as customers. Moreover, tariffs implemented or increased in the United States and elsewhere in the future may exacerbate these impacts. The U.S. government has implemented limited tariff relief for qualifying parties based on certain criteria, which could include prospective avoidance and retroactive relief through refunds. This relief is subject to periodic approval by the U.S. Department of Commerce and may be revised based on factors such as U.S. production and import content levels. Although Ford may be entitled to relief under these programs, and Ford may carry a receivable on its balance sheet reflecting tariffs paid but for which it expects, but have not yet received, refunds, the timing of Ford’s receipt of these amounts (and whether it will ultimately receive a refund) is uncertain and is subject to changes in trade policy. Accordingly, any delay in receiving the refunds could have a negative impact on Ford’s cash flow, and in the event it does not ultimately receive a refund, it could have an adverse impact on its financial condition or results of operations.

In addition, instability in the supply chain exacerbated by tariffs and other industry concerns, such as China’s restriction on the export of rare earth minerals and various components, has resulted in production disruptions and increased costs and heightens the risk of future production disruptions and further cost increases. Although there is uncertainty regarding the application, scope, and duration of tariffs, those that have been implemented have had a significant adverse effect, both operationally and financially, on the overall automotive industry, Ford, and its supply chain. Any additional tariffs or other measures that are implemented in the United States and any retaliatory tariffs or other measures or restrictions that are implemented by other governments, and the potential related market impacts, should they be sustained for an extended period of time, may have a significant adverse effect.

With operations in various markets with volatile economic or political environments and its global supply chain and utilization of transportation routes and logistics providers around the world, Ford is exposed to heightened risks as a result of economic, geopolitical, or other events. This could include governmental takeover (i.e., nationalization) of Ford’s manufacturing facilities or intellectual property, restrictive exchange or import controls, changes to international trade agreements, disruption of operations as a result of systemic political or economic instability, social unrest, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could impact Ford’s supply chain as well as its operations. These events could also have a substantial adverse effect on Ford’s financial condition, results of operations, or business in general. Changes in trade policy may also restrict or limit the ability of logistics providers and customs brokers to process imports timely, which may delay or disrupt Ford’s operations and increase its costs. Further, the U.S. government, other governments, and international organizations could impose additional sanctions or export controls that could restrict Ford from doing business directly or indirectly in or with certain countries or parties, which could include affiliates, disrupt its supply chain and production, and potentially impact the repatriation of earnings.

Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced. Although Ford conducts extensive market research before launching new or refreshed products and introducing new services, many factors both within and outside Ford’s control affect the success of new or existing products and services in the marketplace, and it may not be able to accurately predict or identify emerging trends or preferences or the success of new products or services in the market. It takes years to design and develop a new vehicle or change an existing vehicle. Because customers’ preferences may change quickly, Ford’s new and existing products may not generate sales in sufficient quantities and at costs low enough to be profitable and recoup investment costs. Offering products and services that customers want and value can mitigate the risks of increasing price competition, price sensitive customers, and declining demand, but products and services that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if Ford is unable to differentiate its products and services from those of its competitors in a manner that appeals to customers, develop innovative new products and services, or sufficiently tailor its products and services to customers in other markets, there could be insufficient demand for Ford’s products and services, which could have an adverse impact on Ford’s financial condition or results of operations. Insufficient demand for Ford’s products may also result in higher inventory levels, which may lead to downward pricing pressure, or reduced manufacturing efficiencies, which may reduce margins. In the event of a shortage of available products, customers may

Item 1A. Risk Factors (Continued)
elect to purchase from Ford’s competitors and may not return to Ford in the future.

With increased consumer interconnectedness through the internet, social media, and other media, mere allegations relating to quality, safety, reliability, fuel efficiency, sustainability, corporate social responsibility, or other key attributes can negatively impact Ford’s reputation or market acceptance of its products or services, even where such allegations prove to be inaccurate or unfounded. Further, Ford’s ability to successfully grow through capacity expansion and investments in the areas of electrification, connectivity, digital and physical services, and software services depends on many factors, including advancements in technology, regulatory changes (e.g., new or revised government mandates and incentives), infrastructure development (e.g., a widespread vehicle charging network), and other factors that are difficult to predict, that have affected and may continue to affect significantly the future of electrified vehicles, autonomous and driver assistance technologies, digital and physical services, and software services. The automotive, software, and digital service businesses are very competitive and change rapidly. Traditional competitors are expanding their offerings, and new types of competitors (particularly in Ford’s areas of strength, e.g., pickup trucks, utilities, and commercial vehicles) that may possess superior technology, may have business models with certain aspects that are more efficient, are not subject to the same level of fixed costs as Ford, and/or have the support of domestic government mandates that advantage them and hinder Ford’s ability to compete, are entering the market. For example, Chinese electrified vehicle producers are exporting their products to some key markets in which Ford operates. This level of competition necessitates that Ford invest in and integrate emerging technologies into its business and increases the importance of its ability to anticipate, develop, and deliver products and services that customers desire on a timely basis, in quantities in line with demand, with the quality they expect, and at costs low enough to be profitable. Moreover, if Ford does not meet customer expectations for quickly and effectively addressing and remedying issues that may develop with or that improve its products and services, e.g., successfully delivering OTA updates, it would have an adverse effect on Ford’s business.

Although Ford recently scaled back its EV investments to redeploy that capital to other areas of the business, Ford intends to continue making significant investments in electrification and software services. Ford’s plans continue to include offering electrified versions of many of its vehicles as well as solely electric nameplates, although Ford has observed lower than initially anticipated industrywide EV adoption rates. Low EV adoption rates may persist, including as a result of the regulatory framework in various markets shifting away from supporting the adoption of electrified vehicles (as was the case in the United States in 2025); any negative perception of Ford’s electrified vehicles or EVs in general; an inability to or delay in developing or embracing new technologies or processes; or shifts in consumer preference. As a result, there has been, and could in the future be, an adverse impact on Ford’s financial condition and results of operations. Further, as discussed elsewhere herein, lower than planned market acceptance of Ford’s vehicles may impact its strategy to comply with fuel economy standards in certain markets.

Ford is addressing its impact on climate change aligned with the United Nations Framework Convention on Climate Change (Paris Agreement) by working to reduce its carbon footprint over time across its vehicles, operations, and supply chain. Ford has announced interim emissions targets approved by the Science Based Targets initiative (“SBTi”) and made other statements about similar initiatives. As Ford navigates a complex global environment and aligns with the normal SBTi five-year target review process, Ford is reassessing its near-term decarbonization strategy and putting great emphasis on public choice. Achievement of these initiatives will require significant investments and the implementation of new processes; however, there is no assurance that the desired outcomes will be achieved. To the extent Ford is unable to achieve these initiatives, it may harm Ford’s reputation or Ford may not otherwise receive the expected return on the investment. For example, Ford is exposed to reputational risk if it does not reduce vehicle CO2 emissions in line with its targets or in compliance with applicable regulations. Further, Ford’s customers, investors, and other stakeholders evaluate how well Ford is progressing on its announced climate goals and aspirations, and if Ford is not on track to achieve those goals and aspirations on a timely basis, or if the expectations of Ford’s customers and investors change and Ford does not adequately address their expectations, its reputation could be impacted, and customers may choose to purchase the products and services of, investors may choose to invest in, and suppliers and vendors may choose to do business with other companies. Other parties may object to the positions Ford has or is perceived to have taken and may, in the future, take or be perceived to take on sustainability, social, or other issues, or in the event Ford changes its position on such issues, which may result in a loss of customers, a boycott of products or services, litigation, investigations, information requests, or other actions that may impact not only Ford’s brand and reputation but also its results of operations, financial condition, and the price of its Common Stock.

Moreover, new offerings, including those related to electrified vehicles and autonomous driving technologies, may present technological challenges that could be costly to implement and overcome and have subjected Ford and may continue to subject Ford to customer claims, government investigations, and recalls of its vehicles if they do not operate as anticipated. In addition, since new technologies are subject to market acceptance, a malfunction involving any manufacturer’s vehicle using autonomous or driver assist technologies may negatively impact the perception of such technologies and erode customer trust.

Item 1A. Risk Factors (Continued)
Ford may face increased price competition for its products and services, including pricing pressure resulting from industry excess capacity, currency fluctuations, competitive actions, legal and policy changes, or economic or other factors, particularly for electrified vehicles. The global automotive industry is intensely competitive, with installed manufacturing capacity generally exceeding current demand. Historically, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates and reductions, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher marketing incentives, commodity or other cost increases, tariffs, or the impact of adverse currency fluctuations. This risk includes cost advantages foreign competitors may have because of their weaker home market currencies, which may, in turn, enable those competitors to offer their products at lower prices. Further, higher inventory levels put downward pressure on pricing, which may have an adverse effect on Ford’s financial condition and results of operations.

Although it is investing in its EV strategy, Ford anticipates that the EV market will continue to evolve. To date, Ford has observed lower-than-anticipated industrywide EV adoption rates due to changes in consumer sentiment, competitive dynamics, legal and policy changes, and significant developments in vehicle pricing dynamics, among other factors that Ford continues to monitor. This environment has led Ford, and may in the future lead it, to adjust its investments, spending, production, and product and future technology launches to better match the pace of EV adoption. The trend may be further exacerbated as recent policy changes in the United States have reduced or eliminated supply- and demand-side EV incentives, which may further slow the adoption of EVs. As a result of the lower-than-anticipated adoption rates, near-term pricing pressures, and other factors, Ford has recorded and may continue to incur charges related to payments to its EV-related suppliers (battery, raw material, or otherwise), inventory adjustments, impairments, or other matters. Significant unexpected changes in the EV demand environment have led, and may in the future lead, to incremental competitive pricing actions. Battery costs remain high, which is detrimental to EVs reaching pricing parity with internal combustion engine vehicles and further exacerbates the pricing pressures on EVs. Furthermore, given its existing and continued investment in battery production, if Ford is unable to operate battery facilities at its expected capacity because EV adoption rates or the demand for such batteries is lower-than-anticipated or otherwise, Ford may be unable to recoup its investments.

Conversely, should EV adoption rates increase again in the future, the risk of excess capacity, particularly for internal combustion engine trucks and utilities, may be exacerbated. This excess capacity may further increase price competition in that segment of the market, which could have a substantial adverse effect on Ford’s financial condition or results of operations.

Inflationary pressure and fluctuations in commodity and energy prices, foreign currency exchange rates, interest rates, and market value of Ford or Ford Credit’s investments, including marketable securities, can have a significant effect on results. Ford, Ford Credit, and their suppliers are exposed to inflationary pressure and a variety of market risks, including the effects of changes in commodity and energy prices, foreign currency exchange rates, and interest rates. Ford and Ford Credit monitor and attempt to manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on their business. Changes in commodity and energy prices (from tariffs or otherwise), currency exchange rates, and interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility. As a result, significant changes in commodity and energy prices, foreign currency exchange rates, or interest rates as well as increased material, freight, logistics, and similar costs could have a substantial adverse effect on Ford and/or Ford Credit’s financial condition or results of operations. See Item 7 and Item 7A in Ford’s 2025 Form 10-K Report for additional discussion of currency, commodity and energy price, and interest rate risks. These market forces have caused Ford to incur higher material costs, which may continue, and Ford’s warranty costs have increased, in part, due to inflationary cost pressures at its dealers. Moreover, due to inflationary pressure, some of Ford’s suppliers have submitted claims to Ford for reimbursement of costs beyond the original agreed terms. Upon receipt, Ford evaluates those claims, and, in certain circumstances, has made payments to its suppliers, and this trend may continue. Further, despite some recent rate cuts, over the last several years interest rates have increased significantly as central banks in developed countries attempt to subdue inflation, and, as inflation risks remain elevated, there is no assurance that interest rates will ultimately return to their prior low levels. At the same time, government deficits and debt remain at high levels in many global markets. Elevated interest rates would make government debts more expensive to finance, and in that environment, businesses would face a higher cost of capital, impacting capital intensive businesses such as Ford. At Ford Credit, a high interest rate environment may impact Ford Credit’s ability to source funding and offer financing at competitive rates, which could reduce its financing margin. In addition, Ford’s results are impacted by fluctuations in the market value of its investments, with unrealized gains and losses that could be material in any period.

Ford’s results are dependent on sales of larger, more profitable vehicles, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles with internal combustion engines (including trucks and utilities) to other vehicles in Ford’s portfolio that may be less profitable could result in an adverse effect on

Item 1A. Risk Factors (Continued)
Ford’s financial condition or results of operations. Despite recent trends, if demand for electrified vehicles grows at a rate greater than Ford’s plan or ability to increase its production capacity for those vehicles, lower market share and revenue, as well as facility and other asset-related charges (e.g., accelerated depreciation) associated with the production of internal combustion vehicles, may result. In addition, government regulations aimed at reducing emissions and increasing fuel efficiency (e.g., zero-emission vehicle (“ZEV”) mandates and low emission zones) and other factors that accelerate the transition to EVs in various markets may increase the cost of vehicles by more than the perceived benefit to consumers and dampen margins. Moreover, governmental restrictions on the sale, purchase, or use of internal combustion engine vehicles (e.g., city access restrictions) may limit Ford’s ability to sell some of its more profitable vehicles in various markets.

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

Industry sales volume can be volatile and could decline if there is a financial crisis, recession, public health emergency, or significant geopolitical event. Because Ford, like other manufacturers, has a higher proportion of fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and results of operations. Vehicle sales are affected by overall economic and market conditions (e.g., the level of interest rates and tariffs; the impact of higher-than-anticipated inflation on vehicle affordability), consumer sentiment and behavior, and other trends such as shared vehicle ownership and ridesharing services. If industry vehicle sales were to decline to levels significantly below Ford’s planning assumption, the decline could have a substantial adverse effect on its financial condition, results of operations, and cash flow. For a discussion of economic trends, see Item 7 of Ford’s 2025 Form 10-K Report.

Financial Risks

The impact of government incentives on Ford’s business has been and could continue to be significant, and Ford’s receipt of government incentives could be subject to reduction, termination, or clawback. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain, or increase investment, workforce, or production. These incentives may take various forms, including grants, forgivable loans and loan subsidies, or tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford’s operations or that impact consumers of Ford’s products and services (e.g., the termination of U.S. tax credits intended to incentivize the purchase of EVs), as a result of administrative decision or otherwise, has had and could in the future have a substantial adverse impact on the operation of Ford’s business, financial condition, or results of operations. Further, Ford may lose or be required to repay incentives or forgivable loans as a result of a change it makes to its business strategy, e.g., if Ford elects not to proceed with a previously planned program or project or does not create as many jobs as initially anticipated.

For example, until 2021, most of Ford’s manufacturing facilities in South America were located in Brazil, where the state or federal governments historically offered significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford’s South American operations had been impacted favorably by government incentives to a substantial extent. The federal government in Brazil has levied assessments against Ford concerning the federal incentives it previously received, and the State of São Paulo has challenged the grant to Ford of tax incentives by the State of Bahia. In Ford’s 2025 Form 10-K Report, see Note 2 of the Notes to the Financial Statements for a discussion of Ford’s accounting for government incentives, and “Item 3. Legal Proceedings” for a discussion of tax proceedings in Brazil, the collateral Ford has posted related to those proceedings, and the potential requirement for Ford to post additional collateral.

Additionally, as noted above, U.S. federal tax incentives for purchasers of plug-in vehicles have changed in recent years. In 2022, Congress established these incentives and many retail and commercial vehicle purchasers were eligible for a tax credit of up to $7,500 per vehicle, increasing market demand for plug-in vehicles. Further, to make vehicles eligible for the tax incentive for retail purchasers, Ford and other manufacturers structured battery supply chains to comply with the “foreign entity of concern” criteria, which were aimed at reducing dependence on China and companies based in or operating in China. In 2025, Congress eliminated these credits, ending the incentives for purchasers and likewise changing the business rationale to use and create battery supply chains with less control by China.

The 2025 legislation preserved the advanced manufacturing production tax credit for the domestic manufacture of batteries and battery components (first established in the 2022 legislation), but restricted the eligibility criteria going

Item 1A. Risk Factors (Continued)
forward, most notably by imposing criteria for “prohibited foreign entities,” which concern China and other countries. As a manufacturer that intends to engage in large-scale production of batteries in the United States for vehicles and energy storage, this tax credit influences Ford’s decisions concerning the location, scale, supply chain, and operations of its domestic battery manufacturing business. Such decisions involve substantial lead time, and it may take years before Ford can satisfy any new or changed eligibility criteria. Accordingly, the termination of or a change to such incentives could have a significant impact on Ford’s financial condition, results of operations, or the operation of its business.

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

Ford Credit could experience higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition or results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce Ford Credit’s return on the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume and mix of vehicles returned industrywide, economic conditions, marketing programs, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles, or changes in propulsion technology and related legislative or regulatory changes. Actual return volumes may be influenced by these factors, as well as by contractual lease-end values relative to auction values. If auction values decrease significantly in the future, return volumes could exceed Ford Credit’s expectations. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit’s results of operations if actual results were to differ significantly from Ford Credit’s projections. See “Critical Accounting Estimates” in Item 7 for additional discussion.

Economic and demographic experience for pension and other postretirement employee benefit (“OPEB”) plans (e.g., discount rates or investment returns) could be worse than Ford has assumed. The measurement of Ford’s obligations, costs, and liabilities associated with benefits pursuant to its pension and OPEB plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). Ford generally remeasures these estimates at each year end and recognizes any gains or losses associated with changes to its plan assets and liabilities in the year incurred. To the extent actual results are less favorable than its assumptions, Ford may recognize a remeasurement loss in its results, which could be substantial. For additional information regarding Ford’s assumptions, see “Critical Accounting Estimates” in Item 7 and Note 16 of the Notes to the Financial Statements in Ford’s 2025 Form 10-K Report.

Pension and other postretirement liabilities could adversely affect Ford’s liquidity and financial condition. Ford has defined benefit retirement plans in the United States that cover many of its hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford sponsors plans to provide OPEB for retired employees (primarily health care and life insurance benefits). See Note 16 of the Notes to the Financial Statements in Ford’s 2025 Form 10-K Report for more information about these plans. These benefit plans impose significant liabilities on Ford and could require Ford to make additional cash contributions, which could impair its

Item 1A. Risk Factors (Continued)
liquidity. If Ford’s cash flows and capital resources are insufficient to meet any pension or OPEB obligations, Ford could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance its indebtedness.

Legal and Regulatory Risks

Ford and Ford Credit have experienced and could continue to experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise. Ford and Ford Credit spend substantial resources to comply with governmental safety regulations, environmental regulatory obligations concerning their products and operations, consumer and automotive financial regulations, labor and employment regulations and practices, and other standards, but they have experienced employees, contractors, agents, and other individuals affiliated with them violating such laws or regulations from time to time, which at times has resulted in civil or criminal liability, and Ford and/or Ford Credit cannot ensure that any such violations have not occurred or will not occur in the future, which may further result in civil or criminal liability. In addition, as discussed more fully elsewhere herein, the adoption of new regulations or executive orders, modifications to existing regulations, changes to interpretations of those regulations, and changes to enforcement priorities and directives of various governmental agencies, sometimes on short notice, may impact Ford and/or Ford Credit’s compliance status.

Government investigations against Ford or Ford Credit have resulted in, and may in the future result in, fines, penalties, orders, customer remuneration, or other resolutions, through litigation, administrative proceedings, settlement, or otherwise, which have in the past had, and could in the future have, an adverse impact on Ford and/or Ford Credit’s financial condition, results of operations, or the operation of their business, including oversight by regulators or a government-appointed monitor or independent third party. For example, as part of a consent order Ford entered into with NHTSA in 2024, Ford has retained an independent third party selected by NHTSA to assess the Company’s adherence to the consent order and Safety Act over the term of the consent order and to report on Ford’s progress to NHTSA.

Moreover, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk, in addition to defending litigation and claims concerning instances of alleged non-compliance. In certain circumstances, courts may permit civil actions even where Ford’s products and services, and Ford Credit’s financial products, comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation, government investigations, subpoenas, or information requests concerning Ford and Ford Credit’s compliance with regulatory standards, whether related to their products, services, or business or commercial relationships, requires significant expenditures of time and other resources and may be disruptive to Ford and Ford Credit’s operations. Litigation also is inherently uncertain, and Ford and/or Ford Credit have in the past experienced, and could in the future experience, significant adverse results, including compensatory and punitive damage awards, a disgorgement of profits or revenue, or injunctive relief, any of which could have an adverse effect on their financial condition, results of operations, or business in general, particularly with larger jury verdicts becoming more prevalent. Ford and Ford Credit may decide to settle a matter in anticipation of or during litigation, which may require a monetary or non-monetary payment, a change to their business practices (e.g., to undertake or cease a particular activity), or other remedies. However, a settlement on acceptable terms may not always be feasible. Furthermore, regulatory investigations and litigation, including class actions, are becoming more prevalent in some international markets, potentially leading to increasing fines, damage awards, and settlement costs. While Ford and Ford Credit have an insurance program that provides coverage for certain claims, it may not be sufficient to cover the losses incurred. In addition, adverse publicity surrounding an allegation, litigation, or investigation, even if there is no merit to the matter, may cause significant reputational harm or create a negative public perception of Ford and Ford Credit’s products and services, which could have a significant adverse effect on Ford and Ford Credit’s sales.

Ford may need to substantially modify its product plans and facilities to respond to shifting consumer sentiment and competitive dynamics as a result of policy changes affecting, or otherwise to comply with, safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations. The automotive industry is subject to regulations worldwide that govern product characteristics and that differ by global region, country, and sometimes within national boundaries. Regulators have enacted and are proposing standards to address concerns regarding the environment (including concerns about global climate change and air quality), vehicle safety, and energy independence, and the regulatory landscape can change on short notice. These regulations vary, but generally require that over time motor vehicles and engines emit less air pollution, including greenhouse gas emissions, oxides of nitrogen, hydrocarbons, carbon monoxide, and particulate matter, and there are associated increased reporting requirements. Similarly, Ford is making substantial investments in its facilities and revising its processes to not only comply with applicable regulations but also to make its operations more efficient and sustainable. As Ford’s suppliers make similar investments, any higher costs may be passed on to Ford. In the United States, legal and policy debates on environmental regulations are continuing, with a recent primary trend toward rescinding federal and state regulations aimed at reducing

Item 1A. Risk Factors (Continued)
greenhouse gas emissions and increasing vehicle electrification. However, different federal administrations have either sought to make standards more strict or to make them less strict, with one administration often replacing the regulations enacted by the last. Various third parties routinely seek judicial review of these federal regulatory and deregulatory efforts. In parallel, California continues to enact increasingly strict emissions standards and requirements for ZEVs (standards that some other states are adopting), and those actions are also the subject of legal challenges. In 2025, federal legislation, which is currently subject to challenge, eliminated the authority of California and other states to implement and enforce most of their standards and ZEV sales requirements. Court rulings regarding regulatory actions by federal, California, and other state regulators create uncertainty and the potential for applicable regulatory standards to change quickly. Volatility in government regulations regarding emissions and safety creates an environment where companies such as Ford must focus on near-term issues, which challenges Ford’s ability to develop and implement long-term plans for compliance and its business in general. In addition, many governments regulate local product content or impose import requirements with the aim of creating jobs, protecting domestic producers, and influencing the balance of payments.

Ford regularly refines its product cycle plan to improve the fuel economy of its internal combustion vehicles and to offer more propulsion choices, such as hybrid and electrified vehicles, that generate lower greenhouse gas emissions. Electrification, including hybrids, plug-in hybrids, extended range electric vehicles, and battery electric vehicles is core to Ford’s global strategy to comply with current and anticipated environmental laws and regulations in major markets. However, there are limits to Ford’s ability to reduce emissions and increase fuel economy over given time frames and many factors that could delay or impede its plans. Those factors primarily relate to the cost and effectiveness of available technologies; consumer acceptance of new technologies and their costs; changes in industrial policy, including incentives for electrified vehicles and battery manufacturing and requirements for battery supply chains; changes in trade policy, which may affect the profitability of certain products; changes in vehicle mix (as described in more detail elsewhere herein); the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, including charging for electrified vehicles, the availability (or lack thereof) of the raw materials and component supply to make affordable batteries and other elements of electrified vehicles, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. If fuel prices are relatively low and market conditions or the consumer attributes of Ford’s vehicles do not lead consumers to purchase electrified vehicles and other highly fuel‑efficient vehicles in sufficient numbers, it may be difficult to meet applicable environmental standards in various markets and may constrain Ford’s ability to sell internal combustion engine vehicles, including some of the more profitable vehicles in Ford’s portfolio. Ford’s obligations under the regulatory compliance credit purchase agreements it has entered into, including the ultimate number of credits it may purchase under those agreements, are dependent on the sellers’ delivery of the credits. If the seller under a credit purchase agreement does not deliver the credits contracted for, it may cause Ford to be out of compliance with emissions standards or other requirements. Such noncompliance may result in fines, penalties, or other costs, and/or Ford may need to modify its product plans and be unable to sell certain products. In the event Ford is obligated to purchase credits under those agreements, the cash impact of such purchases may be significant. In addition, Ford has written off, and may in the future, write off compliance credits that it is no longer able to use as a result of legal and policy changes.

Moreover, the rates of EV growth, production disruptions, stop ships, supply chain limitations, lower-than-planned market acceptance of Ford’s vehicles, and/or other circumstances may cause Ford to modify its product plans, or, in some cases, purchase credits, which Ford has done, in order to comply with emissions standards, fuel economy standards, or ZEV requirements, which could have an adverse effect on Ford’s financial condition and results of operations and cause reputational harm.

Increased scrutiny of automaker emission compliance by regulators around the world has led to new regulations, more stringent enforcement programs, additional field actions, demands for reporting on the field performance of emissions components and higher scrutiny of field data, and delays in regulatory approvals. The cost to comply with government regulations concerning new vehicle standards and in-use vehicle requirements, including field service actions, is substantial. New, additional, and changing regulations, regulatory interpretations, legislation, executive orders, directives, and enforcement priorities, or changes in consumer preferences that affect vehicle mix, as well as any non-compliance with applicable laws and regulations, which, in some jurisdictions, may include criminal liability due to the absence of civil or administrative enforcement regimes, could have a substantial adverse impact on Ford’s financial condition, results of operations, operations, or reputation. In addition, a number of governments, as well as non-governmental organizations, publicly assess vehicles to their own protocols. Any negative perception regarding the performance of Ford’s vehicles subjected to such tests could reduce future sales. Court decisions arising out of consumer and investor litigation could give rise to de facto changes in the interpretation of existing emission laws and regulations, thereby imposing new burdens on manufacturers. For more discussion of the impact of standards on Ford’s global business, see the “Governmental Standards” discussion in “Item 1. Business” in Ford’s 2025 Form 10-K Report.

Item 1A. Risk Factors (Continued)
Ford and other companies continue to develop autonomous vehicle and driver assist technologies, and the U.S. and foreign governments are continuing to develop the regulatory framework that will govern autonomous vehicles and related technologies. Governmental restrictions on such technologies may limit Ford’s ability to provide those features to consumers, and manufacturers are facing increased scrutiny from regulators at the state and federal level on system misuse by customers, feature capabilities, and whether advertising for this technology contains false or misleading information. Some states are developing their own regulations that impact the testing and design of autonomous vehicles. This patchwork approach without federal guidance may subject Ford to additional compliance costs. Further, autonomous vehicle and driver assist technologies continue to be scrutinized by the government and consumers, and actual or perceived failures or misuse of these technologies and features have led to government investigations and inquiries, including of Ford, which has responded to information requests from NHTSA and the National Transportation Safety Board about its BlueCruise system. Ford and other OEMs are required to report to NHTSA crashes that meet NHTSA-defined criteria and occur when certain advanced driver assistance system features are in use. Such events involving Ford’s vehicles and technologies could require safety recalls and/or subject Ford to fines, penalties, damages, investigations, and reputational harm. In addition, the demand for these services by consumers is fluctuating as the technology is rolled out in various stages and with mixed industry results.

Ford and Ford Credit could be affected by the continued development of more stringent privacy, data use, data protection, data access, and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information. Ford and Ford Credit are subject to laws, rules, guidelines from privacy and other regulators, and regulations in the United States and other countries relating to the collection, use, transfer, and security of personal information of consumers, employees, or others, including laws that may require Ford or Ford Credit to notify regulators and affected individuals of a data security incident. Such laws, rules, and regulations, also apply to Ford’s vendors and/or may hold Ford liable for any violations by its vendors. Existing and newly developed laws and regulations may apply broadly to Ford’s operations within the relevant jurisdiction, are subject to change and uncertain interpretations by courts and regulators, and may be inconsistent across jurisdictions. Accordingly, complying with such laws and regulations may lead to a decline in consumer engagement or cause Ford and/or Ford Credit to incur substantial costs to modify their operations or business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against Ford or Ford Credit in the event of a data compromise, misuse of consumer information, or perceived or actual non-compliance with data protection, data access, privacy, or artificial intelligence requirements. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks. Further, any unauthorized release of personal information could harm Ford or Ford Credit’s reputation, disrupt their businesses, cause them to expend significant resources, and lead to a loss of consumer confidence resulting in an adverse impact on Ford or Ford Credit’s business and/or consumers deciding to withhold or withdraw consent for Ford or Ford Credit’s collection or use of data.

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

Failure to comply with applicable laws and regulations could subject Ford Credit to regulatory enforcement actions, including consent orders or similar orders where Ford Credit may be required to revise practices, remunerate customers, or pay fines. An enforcement action against Ford Credit or publicity around even an allegation that Ford Credit has not complied with applicable laws or regulations could harm Ford Credit’s reputation or lead to further litigation. Moreover, in response to audits, inspections, or investigations conducted by regulatory authorities, Ford Credit has in the past modified and may in the future modify its operations or take other actions, such as remunerating customers.

ITEM 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Strategy and Risk Management

We devote significant resources to our cybersecurity program that we believe is reasonably designed to mitigate our cybersecurity and information technology risks. We believe our cybersecurity program is reasonably designed to protect our information systems, software, networks, and other assets against, and mitigate the effects of cybersecurity incidents where unauthorized parties attempt, among other things, to disrupt or degrade service or our operations; misuse or abuse technology and information systems; make unauthorized disclosure of data; or otherwise cause harm to Ford and Ford Credit, our customers, suppliers, or dealers, or other key stakeholders. We employ capabilities, processes, and other security measures we believe are reasonably designed to reduce and mitigate these risks, and have requirements for our suppliers and service providers to do the same. Data safeguard practices of suppliers and service providers who process Personally Identifiable Information on our behalf are reviewed annually for compliance with our policies and applicable regulations. Despite having thorough due diligence, onboarding, and cybersecurity assessment processes in place for our suppliers and service providers, there can be no assurance that we can prevent the risk of any compromise or failure in the information systems, software, networks, and other assets owned or controlled by those parties. When we become aware that a supplier or service provider’s cybersecurity has been compromised, we attempt to mitigate the risk to the Company, including, if appropriate and feasible, by terminating the supplier’s connection to our information systems.

In an effort to effectively prevent, detect, and respond to cybersecurity threats, we employ a multi-layered cybersecurity risk management program supervised by Ford’s Chief Information Security Officer, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, architecture, and processes. The team provides cybersecurity services for Ford and its affiliates, including Ford Credit. The services provided to Ford Credit and its affiliates are governed by appropriate service agreements with Ford. Local regional teams and designated responsible individuals work with the enterprise-wide team to provide cybersecurity-related services in compliance with local requirements. The team’s responsibility includes identifying, considering, and assessing potentially material cybersecurity incidents on an ongoing basis, establishing processes designed to prevent and monitor potential cybersecurity risks, implementing mitigation and remedial measures, and maintaining the cybersecurity program. To do so, the program is informed by and designed to comply with the National Institute of Standards and Technology Cybersecurity Framework. The program leverages both internal and external techniques and expertise. Internally, we perform penetration tests, internal tests/code reviews, and Red Team exercises, among other things, to evaluate aspects of our cybersecurity program. We also perform phishing and social engineering simulations with, and provide cybersecurity training for, personnel with Company email and access to Company assets, and regularly circulate security awareness newsletters to employees. Externally, we monitor notifications from the U.S. Computer Emergency Readiness Team (“CERT”) and various Information Sharing and Analysis Centers (each an “ISAC”); review customer, media, and third-party cybersecurity reports; and operate a bug bounty program. The cybersecurity program also includes disaster recovery and incident response plans, including a ransomware response plan, which is regularly tested and evaluated in tabletop simulations.

Ford and Ford Credit’s global cybersecurity incident response is overseen by Ford’s Chief Information Security Officer. Ford’s Chief Information Security Officer has served in that role for over 8 years and has over a decade of engineering and operations expertise with cybersecurity technologies and services. He was appointed in 2022 by the Ford Credit Board as Ford Credit’s “Qualified Individual” under the Federal Trade Commission Safeguards Rule, and is responsible for overseeing and implementing Ford Credit’s information security program and enforcing it. Ford Credit’s Chief Technology Officer is Ford Credit’s senior member responsible for direction and oversight of the Qualified Individual. Ford’s Chief Information Security Officer also reports to Ford Motor Company’s Chief Enterprise Technology Officer, who has spent over two decades managing cybersecurity risks as a leader at enterprise software and Fortune 50 companies. Ford’s Chief Enterprise Technology Officer reports directly to Ford’s Chief Executive Officer.

Item 1C. Cybersecurity (Continued)
When a cybersecurity threat or incident is identified, our policy is to review and triage the threat or incident, and to then manage it to conclusion in accordance with our cybersecurity incident response processes. When a cybersecurity incident is determined to be significant, it is addressed by management committees using processes that leverage subject-matter expertise from across Ford and Ford Credit. Further, we have in the past and may in the future engage with third-party advisors and government and law enforcement agencies as part of our incident management processes. All cybersecurity incidents that are believed to reasonably have the potential to be significant to Ford and Ford Credit are brought to the attention of Ford’s Chief Enterprise Technology Officer and General Counsel by Ford’s Chief Information Security Officer as part of the Company’s cybersecurity incident response processes.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For a discussion of whether and how cybersecurity incidents, ransomware attacks, and other disruptions to Ford and Ford Credit’s operational information systems, security systems, vehicles, and services could reasonably be expected to affect Ford and Ford Credit, including their business strategy, results of operations or financial condition, see our risk factors above in Item 1A. generally and, in particular, “Operational information systems, security systems, products, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers, and dealers” on page 17.

ITEM 2. Properties.

Most of our automotive finance operations are located in leased properties. The continued use of any of these leased properties is not material to our operations. See Note 14 of our Notes to the Financial Statements for more information on our lease commitments.

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

The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2025, with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, or liquidity. At this time, we have no legal proceedings arising under any federal, state, or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, in which (i) a governmental authority is a party, and (ii) we believe there is the possibility of monetary sanctions (exclusive of interest and costs) in excess of $1,000,000.

In addition, any litigation, investigation, proceeding, or claim against Ford that results in Ford incurring significant liability, expenditures, or costs could also have a material adverse effect on our operations, financial condition, or liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2025 Form 10-K Report.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2025, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2025, and there is no market for our Shares. We paid cash distributions to our parent of $500 million and $1,650 million in 2024 and 2025, respectively.

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

The amount of our finance receivables and operating leases depends on many factors, including:

•The volume of new and used vehicle sales and leases
•The extent to which we purchase retail financing and operating lease contracts and the extent to which we provide wholesale financing
•The sales price of the vehicles financed
•The level of dealer inventories
•Ford-sponsored special financing programs available exclusively through us
•The availability of cost-effective funding

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

Business Performance

We review our business performance by segment (United States and Canada, Europe, and All Other). We measure the performance of our segments primarily on an income before income taxes basis, after excluding market valuation adjustments to derivatives and exchange-rate fluctuations on foreign currency-denominated transactions, which are reflected in Unallocated Other. These adjustments are excluded when assessing our segment performance because they are carried out at the corporate level. For additional information regarding our segments, see Note 13 of our Notes to the Financial Statements.

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

On October 7, 2025, the FCA published its proposed redress scheme for consultation through December 12, 2025, with the goal of finalizing the rules by early 2026 and beginning consumer payments later in 2026. The redress scheme would compensate customers who were not adequately informed about (i) a discretionary commission arrangement, (ii) a high commission, or (iii) a commercial tie between the lender and the dealer, on loans originated between April 2007 and October 2024. Based on our current analysis of the estimated probable cost of the proposed scheme, Ford Credit’s and the Europe segment’s 2025 earnings before taxes (“EBT”) reflect charges of $208 million. There is, however, still a significant level of uncertainty of the ultimate regulatory outcome, which could result in additional exposure.

Industrial Bank Application Approval

On January 22, 2026, the Board of Directors of the Federal Deposit Insurance Corporation conditionally approved our application for federal deposit insurance to establish a wholly owned subsidiary, Ford Credit Bank (the “Bank”), an industrial bank that we plan to establish within 12 months. The Utah Department of Financial Institutions has also granted its conditional approval. The Bank will provide deposit products beginning with competitive, consumer-centered savings accounts. It will then expand to include certificates of deposit and indirect purchase and lease financing of vehicles through Ford’s dealerships.

Trade Policy

To the extent governments in various regions implement or intensify restrictions or barriers to trade, such as tariff or non-tariff barriers, export controls, or currency manipulation, or policies that otherwise favor domestic companies, there can be a significant negative impact on manufacturers based in other markets.

Tariffs implemented to date in the United States and elsewhere have caused significant disruption, increased costs (both directly and indirectly), and uncertainty in the automotive industry, including for Ford, other OEMs, suppliers, and dealers, as well as customers. Moreover, tariffs implemented or increased in the United States and elsewhere in the future may exacerbate these impacts. Further, instability in the supply chain exacerbated by tariffs and other industry concerns, such as China’s restriction on the export of rare earth minerals and various components, has resulted in production disruptions and increased costs and heightens the risk of future production disruptions and additional cost increases. Tariffs have affected and will continue to affect all OEMs, to various degrees.

For additional information regarding the impact and potential impact of trade policy and tariffs on our business, see the Outlook section in Ford’s 2025 Form 10-K Report and Item 1A. Risk Factors.

Pricing Pressure

Despite vehicle pricing remaining elevated over the last year due to strong demand, lingering supply shortages, tariffs, and inflationary costs, we have already observed some declines in new and used vehicle prices, especially in the EV segment, but it is unclear whether industry prices will decline fully to pre-COVID-19 pandemic levels as costs remain elevated. Intense competition and excess capacity are likely to put downward pressure on inflation-adjusted prices, including increased marketing incentives, for similarly contented vehicles and contribute to a challenging pricing environment for the automotive industry in most major markets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Inflation and Interest Rates

We continue to see lingering impacts on our business due to inflation, including ongoing geopolitical volatility, driving up labor costs, freight premiums, and other operating costs above historical rates. Although headline inflation in the United States and Europe appears to have peaked, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates have increased significantly and are only now beginning to decline, as central banks in developed countries attempted to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business. At Ford Credit, rising interest rates may impact its ability to source funding and offer financing at competitive rates, which could reduce its financing margin.

Taxes

On July 4, 2025, P.L. 119-21 (otherwise known as the “One Big Beautiful Bill Act”) was signed into law. We have analyzed the provisions within the act and determined there was no material impact on our 2025 consolidated financial statements.

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

•Lease Residual – Lease Residual is primarily reflected within Depreciation on vehicles subject to operating leases on the consolidated income statements.
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

•    EBT – Reflects Income before income taxes as reported on our consolidated income statements.

•    Loss-to-Receivables (“LTR”) Ratio (as shown in the Credit Loss tables) – LTR ratio is calculated using net charge-offs divided by average finance receivables, excluding unearned interest supplements and the allowance for credit losses.

•    Reserve as a % of End of Period (“EOP”) Receivables Ratio (as shown in the Credit Loss tables) – The reserve as a percentage of EOP receivables ratio is calculated as the credit loss reserve amount, divided by EOP finance receivables, excluding unearned interest supplements and the allowance for credit losses.

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

Key Metrics

The following table shows our full year 2025 key metrics compared with full year 2024:

	Full Year
GAAP Financial Measures	2024	2025	H / (L)
Total net receivables ($B)	$143.6	$146.3	$2.7
Loss-to-receivables (bps) (a)	50	59	9
Auction values (b)	$30,510	$31,475	3%
EBT ($M)	$1,654	$2,557	$903
ROE (%)	9.1%	14.9%	5.8 ppts

Other Balance Sheet Metrics
Debt ($B)	$137.9	$141.4	$3.5
Net liquidity ($B)	$25.2	$24.6	$(0.6)
Financial statement leverage (to 1)	10.0	9.6	(0.4)
__________
(a)United States retail financing only.
(b)United States portfolio off-lease auction values at full year 2025 mix.

Full Year 2025 Compared with Full Year 2024

The following table shows the factors that contributed to the full year 2025 EBT (in millions):

Change in EBT by Causal Factor
Full year 2024 EBT	$1,654
Volume / mix	109
Financing margin	718
Credit loss	(115)
Lease residual	53
Exchange	2
Other	136
Full year 2025 EBT	$2,557

Total net receivables at December 31, 2025 were $2.7 billion higher than a year ago, explained primarily by a larger operating lease portfolio and exchange, offset partially by lower non-consumer financing. The 2025 U.S. retail LTR ratio of 59 basis points increased from a year ago, reflecting increased loss severity and higher repossessions. U.S. auction values in 2025 increased 3% year over year, reflecting industrywide low used vehicle supply and high demand.

Our 2025 EBT of $2,557 million was $903 million higher than a year ago, explained primarily by higher financing margin, higher receivables, and a favorable derivative market valuation adjustment (included in Other). Higher credit losses and charges related to an industrywide review by the U.K. Financial Conduct Authority into the historical use of dealer commissions (also included in Other) were partial offsets. ROE was 14.9%, 5.8 percentage points higher than a year ago, driven by higher net income. At December 31, 2025, we had $24.6 billion in net liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for full year 2024 and 2025 are shown below (in millions):

	Full Year
	2024	2025	H / (L)
Results
United States and Canada segment	$1,460	$2,163	$703
Europe segment	357	159	(198)
All Other segment	60	57	(3)
Total segments	$1,877	$2,379	$502
Unallocated Other	(223)	178	401
Earnings before taxes	$1,654	$2,557	$903
(Provision for)/Benefit from income taxes	(398)	(382)	16
Net Income	$1,256	$2,175	$919

For additional information, see Note 13 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment EBT of $2,163 million for full year 2025 was $703 million higher than 2024, explained primarily by higher financing margin, favorable volume and mix, and favorable lease residual performance, offset partially by higher operating expenses and credit losses.

Europe Segment

The Europe segment EBT of $159 million for full year 2025 was $198 million lower than 2024, explained primarily by charges related to an industrywide review of historical U.K. dealer commissions and non-recurrence of a 2024 realized gain on accumulated foreign currency translation related to restructuring, offset partially by higher financing margin.

All Other Segment

The All Other segment EBT of $57 million for full year 2025 was $3 million lower than 2024, explained primarily by lower volume and mix.

Unallocated Other

Unallocated Other was a $178 million gain for full year 2025, a $401 million improvement from 2024, explained primarily by a favorable derivative market valuation adjustment compared to a year ago.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations - 2024

The following chart shows our full year 2024 key metrics compared with full year 2023:

	Full Year
GAAP Financial Measures	2023	2024	H / (L)
Total net receivables ($B)	$133.2	$143.6	$10.4
Loss-to-receivables (bps) (a)	35	50	15
Auction values (b)	$31,655	$30,510	(4)%
EBT ($M)	$1,322	$1,654	$332
ROE (%)	10.6%	9.1%	(1.5) ppts

Other Balance Sheet Metrics
Debt ($B)	$129.3	$137.9	$8.6
Net liquidity ($B)	$25.7	$25.2	$(0.5)
Financial statement leverage (to 1)	9.7	10.0	0.3
__________
(a)United States retail financing only.
(b)United States portfolio off-lease auction values at full year 2025 mix.

Full Year 2024 Compared with Full Year 2023

The following table shows the factors that contributed to the full year 2024 EBT (in millions):

Change in EBT by Causal Factor
Full year 2023 EBT	$1,322
Volume / mix	177
Financing margin	709
Credit loss	(138)
Lease residual	(376)
Exchange	12
Other	(52)
Full year 2024 EBT	$1,654

Total net receivables at December 31, 2024 were $10.4 billion higher than December 31, 2023, reflecting higher consumer and non-consumer financing and a larger lease portfolio. The 2024 U.S. retail LTR ratio of 50 basis points increased compared to the prior year and U.S. auction values in 2024 decreased 4% year over year.

Our 2024 EBT of $1,654 million was $332 million higher than 2023, explained primarily by higher financing margin and favorable volume and mix, offset partially by higher operating lease depreciation reflecting higher return rates and lower expected auction values, and higher retail credit losses. ROE was 9.1%, 1.5 percentage points lower than 2023, primarily reflecting lower net income as the result of a higher effective tax rate.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results - 2024

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

Europe Segment

The Europe segment EBT of $357 million for full year 2024 was $51 million higher than 2023, explained primarily by realized gain on accumulated foreign currency translation from restructuring and higher financing margin, offset partially by higher credit losses.

All Other Segment

The All Other segment EBT of $60 million for full year 2024 was $15 million lower than 2023, explained primarily by lower volume in China and higher credit losses, offset partially by higher financing margin.

Unallocated Other

Unallocated Other was a $223 million loss for full year 2024, a $50 million deterioration from 2023, primarily reflecting an increase in unfavorable derivative market valuation adjustment compared to 2023.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	For the Years Ended December 31,
	2023	2024	2025
Share of Ford and Lincoln Sales (a)
United States	51%	53%	41%
Canada	71	72	77
United Kingdom	33	30	26
Germany	35	41	43
China	37	21	22

Wholesale Share
United States	71%	71%	70%
United Kingdom	100	100	100
Germany	88	89	89
China	70	69	65

Contract Placement Volume - New and Used (000)
United States	826	878	745
Canada	123	151	171
United Kingdom	87	71	63
Germany	61	69	76
China	97	52	41
__________
(a)United States and Canada exclude Fleet sales, other markets include Fleet.

United States contract placement volumes in 2025 were lower than a year ago, reflecting lower Ford Credit share, offset partially by higher Ford deliveries. Canada contract placement volumes in 2025 were higher than a year ago, reflecting higher Ford Credit share and Ford deliveries. United Kingdom contract placement volumes in 2025 were lower than a year ago, reflecting lower Ford Credit share, offset partially by higher Ford deliveries. Germany contract placement volumes in 2025 were higher, driven by higher Ford deliveries and Ford Credit share. China contract placement volumes in 2025 were lower than a year ago, reflecting lower Ford deliveries, offset partially by higher Ford Credit share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	For the Years Ended December 31,
Net Receivables	2023	2024	2025
United States and Canada Segment
Consumer financing	$62.2	$67.8	$68.4
Non-Consumer financing	25.4	29.7	26.1
Net investment in operating leases	20.1	21.4	25.8
Total United States and Canada Segment	$107.7	$118.9	$120.3

Europe Segment
Consumer financing	$11.7	$12.0	$13.9
Non-Consumer financing	8.3	8.2	7.8
Net investment in operating leases	0.3	0.3	0.7
Total Europe Segment	$20.3	$20.5	$22.4

All Other Segment
Consumer financing	$3.6	$2.6	$2.2
Non-Consumer financing	1.6	1.6	1.4
Net investment in operating leases	—	—	—
Total All Other Segment	$5.2	$4.2	$3.6

Total net receivables	$133.2	$143.6	$146.3

At December 31, 2023, 2024, and 2025, total net receivables includes consumer receivables before allowance for credit losses of $46.0 billion, $47.6 billion, and $43.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.3 billion, $24.4 billion, and $20.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2023, 2024, and 2025, total net receivables includes net investment in operating leases of $11.2 billion, $13.3 billion, and $13.6 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at December 31, 2025 were $2.7 billion higher compared with December 31, 2024, explained primarily by a larger operating lease portfolio and exchange, offset partially by lower non-consumer financing.

Our operating lease portfolio was 18% of total net receivables at December 31, 2025. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 97% of our total operating lease portfolio.

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

	2023	2024	2025
Origination Metrics
Retail & lease average placement FICO	756	756	753
Retail & lease higher risk portfolio mix (%)	4%	3%	3%
Retail greater than or equal to 84 months placement mix (%)	8%	7%	14%
Retail average placement term (months)	63	65	65

The 2025 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 3% of our portfolio and has been stable for over 15 years.

In 2025, retail financing contracts of 84 months and longer increased by 7 percentage points, reflecting changes in Ford’s marketing programs. Retail average placement term was unchanged compared to a year ago. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 69% of our worldwide consumer finance receivables at December 31, 2025.

	2023	2024	2025
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies) (%)	0.18%	0.19%	0.18%
Repossessions (000)	16	21	24
Repossession ratio (%)	0.85%	1.08%	1.23%
Loss severity (000) (a)	$12.2	$16.1	$17.3
Net charge-offs ($M)	$184	$301	$362
LTR ratio (%) (b)	0.35%	0.50%	0.59%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

The 2025 repossession ratio increased from a year ago by 15 basis points. This increase is consistent with our expectations and the overall trend in macroeconomic factors, which are reflected in our credit loss reserves. Loss severity increased from a year ago, reflecting an increase in new vehicle prices and the associated higher average amount financed. The full year 2025 LTR ratio of 0.59% increased from a year ago, reflecting higher repossessions and increased loss severity.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	2023	2024	2025
Net charge-offs ($M)	$252	$412	$497
LTR ratio (%) (a)	0.24%	0.34%	0.40%
Credit loss reserve ($M)	$882	$864	$911
Reserve as percent of EOP Receivables (%) (a)	0.75%	0.68%	0.73%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in 2025 increased from a year ago, primarily driven by higher repossessions and increased loss severity.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. The credit loss reserve at December 31, 2025 was higher than a year ago, primarily reflecting economic outlook assumptions. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 73% of our total net investment in operating leases at December 31, 2025.

	2023	2024	2025
Lease Share of Retail Sales (%)
Ford Credit	12%	14%	14%
Industry (a)	20%	24%	21%

Placement Volume (000)
24-Month	34	43	22
36-Month	108	126	161
39-Month / other	34	46	53
Total	176	215	236

Residual Performance
Return rates (%)	27%	52%	45%
Return volume (000)	74	99	71
Off-lease auction values (b)	$31,655	$30,510	$31,475
__________
(a)Source: J.D. Power PIN.
(b)United States portfolio off-lease auction values at full year 2025 mix.

Our United States operating lease share of retail sales in 2025 was unchanged compared to a year ago and remains below the industry, reflecting Ford marketing programs and the Ford sales mix. Our total 2025 lease placement volume was up compared with a year ago, reflecting higher Ford sales.

Lease return rates and return volume in 2025 were lower than a year ago, as more customers and dealers are electing to purchase the off-lease vehicles. Our 2025 portfolio off-lease auction values were up 3% from the prior year. We expect auction values to decline in 2026.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets. We continue to have robust access to capital markets and ended 2025 with $24.6 billion of liquidity.

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

We obtain unsecured funding from the sale of demand notes under our Ford Interest Advantage program and through retail deposit programs at FCE and Ford Bank. At December 31, 2025, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, and FCE and Ford Bank deposits was $18.5 billion. We maintain multiple sources of readily available liquidity to fund the payment of our unsecured short-term debt obligations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

The following table shows funding for our net receivables (in billions):

Funding Structure	December 31, 2023	December 31, 2024	December 31, 2025
Term unsecured debt	$54.1	$59.2	$63.4
Term asset-backed securities	58.0	60.4	59.5
Retail deposits/Ford Interest Advantage	17.2	18.3	18.5
Other	1.4	1.2	(0.6)
Equity	13.4	13.8	14.8
Cash	(10.9)	(9.3)	(9.3)
Total Net Receivables	$133.2	$143.6	$146.3

Securitized Funding as a percent of Total Debt	44.9%	43.8%	42.0%

Net receivables of $146.3 billion at December 31, 2025, were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 42.0% at December 31, 2025.

Public Term Funding Plan

The following table shows our issuances for full year 2023, 2024, and 2025, and planned issuances for full year 2026, excluding short-term funding programs (in billions):

	2023 Actual	2024 Actual	2025 Actual	2026 Forecast
Unsecured	$14	$17	$13	$ 11 - 14
Securitizations	14	16	13	13 - 16
Total public	$28	$33	$26	$ 24 - 30

In 2025, we completed $26 billion of public term funding. For 2026, we project full-year public term funding in the range of $24 billion to $30 billion. Through February 9, 2026, we completed $6 billion of public term issuances.

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

The following table shows our liquidity sources and utilization (in billions):

	December 31, 2023	December 31, 2024	December 31, 2025
Liquidity Sources
Cash	$10.9	$9.3	$9.3
Committed asset-backed facilities	42.9	42.9	43.6
Other unsecured credit facilities	2.4	1.7	1.5
Total liquidity sources	$56.2	$53.9	$54.4

Utilization of Liquidity
Securitization and restricted cash	$(2.8)	$(3.1)	$(3.0)
Committed asset-backed facilities	(27.5)	(25.6)	(26.4)
Other unsecured credit facilities	(0.4)	(0.5)	(0.6)
Total utilization of liquidity	$(30.7)	$(29.2)	$(30.0)

Available liquidity	$25.5	$24.7	$24.4
Other adjustments	0.2	0.5	0.2
Net liquidity available for use	$25.7	$25.2	$24.6

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At December 31, 2025, our net liquidity available for use was $24.6 billion, $0.6 billion lower than year-end 2024. At December 31, 2025, our liquidity sources totaled $54.4 billion, up $0.5 billion from year-end 2024, primarily explained by higher committed asset-backed facilities.

Cash.  Cash totaled $9.3 billion at both year-end 2024 and 2025.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from overnight to six months and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.1 billion and $3.0 billion at December 31, 2024 and 2025, respectively.

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

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheets and disclosed in our Notes to the Financial Statements. Long‑term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. See Note 9 and Note 14 of our Notes to the Financial Statements for more information regarding our material cash requirements for debt and operating lease contractual obligations. The amount contractually due for our purchase obligations at December 31, 2025 was $147 million.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Committed Capacity. At December 31, 2025, our committed capacity totaled $45.1 billion, compared with $44.6 billion at December 31, 2024. Our committed capacity is primarily comprised of commitments from banks and bank-sponsored asset-backed commercial paper conduits and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of banks and bank-sponsored asset-backed commercial paper conduits. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $43.6 billion ($24.9 billion of retail financing, $11.0 billion of operating leases, and $7.7 billion of wholesale financing) at December 31, 2025. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $11.4 billion having maturities within the next twelve months and the remaining balance having maturities through second quarter 2029. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2025, $26.4 billion of these commitments were in use and we had $0.3 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of December 31, 2025, FCE had liquidity of £36 million (equivalent to $48 million) in the form of eligible collateral available for use in the monetary policy programs of the Bank of England. In addition, Ford Bank had liquidity of €311 million (equivalent to $366 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At December 31, 2025, we and our subsidiaries had $1.5 billion of contractually committed unsecured credit facilities with financial institutions, including FCE’s syndicated credit facility (the “FCE Credit Agreement”) and the Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At December 31, 2025, $0.9 billion was available for use.

At December 31, 2025, £310 million (equivalent to $418 million) was available for use under FCE’s £585 million (equivalent to $787 million) Credit Agreement and €50 million (equivalent to $59 million) was available for use under Ford Bank’s €210 million (equivalent to $247 million) Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2028.

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

The following table shows our cumulative maturities for assets and total debt for the periods presented and unsecured long-term debt maturities in the individual periods presented (in billions):

	2026	2027	2028	2029 & Beyond
Balance Sheet Liquidity Profile
Assets (a)	$77	$108	$135	$163
Total debt (b)	65	92	111	142
Memo: Unsecured long-term debt maturities	14	13	12	28
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

All wholesale securitization transactions and wholesale receivables are shown maturing in the next 12 months, even if the maturities extend beyond 2026. The retail securitization transactions under certain committed asset-backed facilities are assumed to amortize immediately rather than amortizing after the expiration of the commitment period. As of December 31, 2025, we had $163 billion of assets, $83 billion of which were unencumbered. For additional information on finance receivables, investment in operating leases, and debt, see Notes 4, 5, and 9 of our Notes to the Financial Statements.

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

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2024			2025
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt (b)
Finance Receivables
United States and Canada Segment
Retail financing	$1.9	$41.1	$37.4	$1.8	$36.2	$32.8
Wholesale financing	0.2	21.3	10.2	0.2	18.0	12.9
Total United States and Canada Segment	2.1	62.4	47.6	2.0	54.2	45.7
Europe Segment
Retail financing	0.3	5.9	3.0	0.3	7.3	3.8
Wholesale financing	0.1	2.3	0.6	—	1.5	0.7
Total Europe Segment	0.4	8.2	3.6	0.3	8.8	4.5
All Other Segment
Retail financing	—	0.6	0.5	—	0.3	0.3
Wholesale financing	—	0.8	0.2	—	0.8	0.3
Total All Other Segment	—	1.4	0.7	—	1.1	0.6
Total finance receivables	2.5	72.0	51.9	2.3	64.1	50.8
Net investment in operating leases	0.5	13.3	8.5	0.6	13.6	8.7
Total on-balance sheet arrangements	$3.0	$85.3	$60.4	$2.9	$77.7	$59.5
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

The following table shows the calculation of our financial statement leverage (in billions):

	December 31, 2023	December 31, 2024	December 31, 2025
Leverage Calculation
Debt	$129.3	$137.9	$141.4
Equity	$13.4	$13.8	$14.8
Financial statement leverage (to 1)	9.7	10	9.6

We plan our financial statement leverage by considering market conditions and the risk characteristics of our business. At December 31, 2025, our financial statement leverage was 9.6:1. We target financial statement leverage in the range of 9:1 to 10:1.

During the fourth quarter and full year 2025, we paid $600 million and $1,650 million, respectively, in cash distributions to our parent.

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

Sensitivity Analysis. Changes in the probability of default and loss given default assumptions would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our United States Ford and Lincoln retail financing portfolio at December 31, 2025 is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease) in Allowance for Credit Losses
Probability of default (lifetime)	+ / - 100	$225/$(225)
Loss given default	+ / - 100	15/(15)

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

Nature of Estimates Required. Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer. At the time we purchase a lease from a dealer, we establish an expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industrywide used vehicle prices, marketing incentive plans, and vehicle quality data, and benchmark to third‑party data depending on availability. Similar factors are considered in the third-party data we use to revise our estimate of the expected residual value during the lease term.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The impact of the change in assumptions on future auction values and return volumes would increase or decrease accumulated supplemental depreciation and depreciation expense over the remaining terms of the operating leases; however, the impact may be tempered or exacerbated based on future auction values in relation to the purchase price specified in the lease contract. A change in the assumption for an auction value will impact our estimate of accumulated supplemental depreciation if the future auction value is lower than the purchase price specified in the lease contract. The effect of the indicated increase/decrease in the assumptions for our United States Ford and Lincoln brand operating lease portfolio at December 31, 2025 is as follows (in millions):

Assumption	Basis Point Change	Increase/(Decrease) in Projected Lifetime Depreciation
Future auction values	+ / - 100	$(50)/$50
Return volumes	+ / - 100	10/(10)

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

Outlook

We expect full year 2026 EBT to be about $2.5 billion.

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

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•Ford’s long-term success depends on delivering the Ford+ plan, including improving cost competitiveness;
•Ford’s products have been and could continue to be affected by defects that result in recall campaigns, increased warranty costs, or delays in new model launches, and the time it takes to improve the quality of Ford’s products and services and reduce the costs associated therewith could continue to have an adverse effect on Ford’s business;
•Ford is highly dependent on its suppliers to deliver components in accordance with Ford’s production schedule and specifications, and a shortage of or inability to timely acquire key components or raw materials has previously disrupted and may, in the future, disrupt Ford’s operations;
•Ford’s production, as well as Ford’s suppliers’ production, and/or the ability to deliver products to consumers could be disrupted by labor issues, public health issues, natural or man-made disasters, adverse effects of climate change, financial distress, production difficulties, capacity limitations, or other factors;
•Ford may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, commercial relationships, or business strategies or the benefits may take longer than expected to materialize;
•Ford may not realize the anticipated benefits of restructuring actions and such actions may cause Ford to incur significant charges, disrupt its operations, or harm its reputation;
•Failure to develop and deploy secure digital services that appeal to customers, retain existing subscribers, and grow Ford’s subscription rates could have a negative impact on Ford’s business;
•Ford’s ability to maintain a competitive cost structure could be affected by labor or other constraints;
•Ford’s ability to attract, develop, grow, support, and reward talent is critical to its success and competitiveness;
•Operational information systems, security systems, products, and services could be affected by cybersecurity incidents, ransomware attacks, and other disruptions and impact Ford, Ford Credit, their suppliers and dealers;
•To facilitate access to the raw materials and other components necessary for the manufacture of electrified products, Ford has entered into and may, in the future, enter into multi-year commitments to raw material and other suppliers that subject Ford to risks associated with lower future demand for such items as well as costs that fluctuate and are difficult to accurately forecast;
•With a global footprint and supply chain, Ford’s results and operations have been and could continue to be adversely affected by economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events;
•Ford’s new and existing products and digital, software, and physical services are subject to market acceptance and face significant competition from existing and new entrants in the automotive and digital and software services industries, and Ford’s reputation may be harmed based on positions it takes or if it is unable to achieve the initiatives it has announced;
•Ford may face increased price competition for its products and services, including pricing pressure resulting from industry excess capacity, currency fluctuations, competitive actions, legal and policy changes, or economic or other factors, particularly for electrified vehicles;
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
•The impact of government incentives on Ford’s business has been and could continue to be significant, and Ford’s receipt of government incentives could be subject to reduction, termination, or clawback;
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•Ford and Ford Credit have experienced and could continue to experience unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, services, perceived environmental impacts, or otherwise;
•Ford may need to substantially modify its product plans and facilities to respond to shifting consumer sentiment and competitive dynamics as a result of policy changes affecting, or otherwise to comply with safety, emissions, fuel economy, autonomous driving technology, environmental, and other regulations;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

Under these interest rate scenarios, we expect more assets than debt and liabilities to re-price in the next twelve months. Assuming all else being equal, this means that during a period of rising interest rates, the interest received on our assets will increase more than the interest paid on our debt, thereby initially increasing our pre-tax cash flow. During a period of falling interest rates, we would expect our pre-tax cash flow to initially decrease. Our pre-tax cash flow sensitivity to interest rate movement at December 31 was as follows (in millions):

Pre-Tax Cash Flow Sensitivity	2024	2025
One percentage point instantaneous increase in interest rates	$107	$38
One percentage point instantaneous decrease in interest rates	(107)	(38)

Additional Model Assumptions. While the sensitivity analysis presented is our best estimate of the impacts of the specified assumed interest rate scenarios, our actual results could differ from those projected. The model we use to conduct this analysis is heavily dependent on numerous assumptions. Embedded in the model are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, replacement of maturing derivatives, exercise of options embedded in debt and derivatives, and predicted repayment of retail financing and operating lease contracts ahead of contractual maturity. Our repayment projections ahead of contractual maturity are based on historical experience. If interest rates or other factors change, our actual prepayment experience could be different than projected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk. Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, euros, pound sterling, and renminbi. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables. As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2025 is insignificant.

Derivative Notional Values

The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2024	2025
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps, including basis swaps	$27	$37
Pay-floating, receive-fixed, excluding securitization swaps	40	44
Securitization swaps	26	25
Total interest rate derivatives	93	106

Other derivatives
Cross-currency swaps	9	11
Foreign currency forwards	10	7
Total notional value	$112	$124

Derivative Fair Values

The net fair value of our derivative financial instruments was a liability of $1,208 million and an asset of $581 million at December 31, 2024 and 2025, respectively. For additional information regarding our derivatives, see Note 7 of our Notes to the Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data.

Our Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the accompanying Notes that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page 68 immediately following the signature pages of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2025, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP (“PwC”) (PCAOB ID 238), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Not required.

ITEM 14. Principal Accounting Fees and Services.

Our principal accounting fees and services for the years ended December 31 were as follows (in millions):

	2024	2025
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, preparation of statutory audit reports, and providing comfort letters in connection with our funding transactions	$10.9	$12.8
Audit-related fees - for support of funding transactions, due diligence for mergers, acquisitions and divestitures, attestation services, internal control reviews, and assistance with interpretation of accounting standards	2.7	3.0
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to mergers, acquisitions and divestitures	0.3	0.3
All other fees - for support in business and regulatory reviews and research analysis regarding new strategies	—	—
Total fees	$13.9	$16.1

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

ITEM 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

•Consolidated Income Statements for the Years Ended December 31, 2023, 2024, and 2025

•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2024, and 2025

•Consolidated Balance Sheets at December 31, 2024 and 2025

•Consolidated Statements of Shareholder’s Interest for the Years Ended December 31, 2023, 2024, and 2025

•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2024, and 2025

•Notes to the Financial Statements

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and the Notes to the Financial Statements listed above are filed as part of this Report and are set forth beginning on page 68 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Consolidated Financial Statements, or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.
Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.
Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.
Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.
Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.
Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.
Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-B	Form of Indenture dated as of March 16, 2015 between Ford Motor Credit Company LLC and The Bank of New York Mellon relating to Unsecured Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company LLC Registration Statement No. 333-202789 and incorporated by reference herein.
Exhibit 4-C	Description of Securities.	Filed with this Report.
Exhibit 10-A	Third Amended and Restated Relationship Agreement dated as of April 27, 2022 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-B	Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-C	Second Amended and Restated Tax Sharing Agreement Between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference. File No. 1-6368.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

Designation	Description	Method of Filing

Exhibit 97	Ford Motor Credit Company Financial Statement Compensation Recoupment Policy	Filed as Exhibit 97 to our Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference. File No. 1-6368.
Exhibit 101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).	*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.	*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*
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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and Executive Vice President, Strategy

Date:	February 10, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities and on the dates indicated.

Signature	Title	Date

CATHY O’CALLAGHAN*	Director, Chair of the Board, President and Chief Executive Officer (principal executive officer)	February 10, 2026
Cathy O’Callaghan

SHERRY A. HOUSE*	Director and Audit Committee Member	February 10, 2026
Sherry A. House

MICHAEL AMEND*	Director and Audit Committee Member	February 10, 2026
Michael Amend

DAVID A. WEBB*	Director and Chairman of the Audit Committee	February 10, 2026
David A. Webb

GEOFFREY W. MCLELLAN*	Director, Executive Vice President, Operations	February 10, 2026
Geoffrey W. McLellan

ELIANE S. OKAMURA*	Director, Chief Financial Officer, Treasurer, and Executive Vice President, Strategy (principal financial officer and principal accounting officer)	February 10, 2026
Eliane S. Okamura

* By /s/ CLAIRE B. ZIEGELER	Attorney-in-Fact	February 10, 2026
Claire B. Ziegeler

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Ford Motor Credit Company LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ford Motor Credit Company LLC and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholder's interest and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Consumer Finance Receivables Allowance for Credit Losses

As described in Note 4 to the consolidated financial statements, the Company had consumer finance receivables of $85,372 million, for which a consumer allowance for credit losses of $902 million was recorded as of December 31, 2025. The consumer allowance for credit losses represents management’s estimate of the lifetime expected credit losses inherent in the consumer finance receivables as of the balance sheet date. For consumer receivables that share similar risk characteristics, management estimates the lifetime expected credit losses based on a collective assessment using measurement models and management judgment. The lifetime expected credit losses for the receivables is determined by applying probability of default and loss given default assumptions to monthly expected exposures, then discounting these cash flows to present value using the receivable’s original effective interest rate or the current effective interest rate for a variable rate receivable. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.

The principal considerations for our determination that performing procedures relating to the consumer finance receivables allowance for credit losses is a critical audit matter are (i) the significant judgment by management in determining the consumer finance receivables allowance for credit losses; (ii) a high degree of auditor judgment , subjectivity and effort in performing procedures and evaluating audit evidence relating to the probability of default and loss given default assumptions and management’s judgment regarding qualitative factors; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
February 10, 2026
We have served as the Company’s auditor since 1959.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the Years Ended December 31,
	2023	2024	2025
Financing revenue
Operating leases	$4,105	$4,217	$4,816
Retail financing	4,236	5,637	6,247
Dealer financing	2,403	2,922	2,603
Other financing	132	170	166
Total financing revenue	10,876	12,946	13,832
Depreciation on vehicles subject to operating leases	(2,309)	(2,482)	(2,522)
Interest expense	(6,311)	(7,583)	(7,133)
Net financing margin	2,256	2,881	4,177
Other revenue
Insurance premiums earned (Note 11)	119	171	174
Fee based revenue and other	124	136	100
Total financing margin and other revenue	2,499	3,188	4,451
Expenses
Operating expenses	1,360	1,395	1,689
Provision for credit losses (Note 4)	278	417	528
Insurance expenses (Note 11)	53	146	86
Total expenses	1,691	1,958	2,303

Other income/(loss), net (Note 12)	514	424	409

Income before income taxes	1,322	1,654	2,557
Provision for/(Benefit from) income taxes (Note 10)	(2)	398	382
Net income	$1,324	$1,256	$2,175

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2023	2024	2025

Net income	$1,324	$1,256	$2,175
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	188	(345)	516
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	(43)	6
Comprehensive income	$1,512	$868	$2,697

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2024	December 31, 2025
ASSETS
Cash and cash equivalents (Note 3)	$9,272	$9,270
Marketable securities (Note 3)	706	784
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	114,069	111,039
Finance leases	7,881	8,757
Total finance receivables, net of allowance for credit losses of $864 and $911 (Note 4)	121,950	119,796
Net investment in operating leases (Note 5)	21,689	26,502
Notes and accounts receivable from affiliated companies	836	984
Derivative financial instruments (Note 7)	784	1,528
Other assets (Note 8)	3,055	3,589
Total assets	$158,292	$162,453

LIABILITIES
Accounts payable (including to affiliated companies of $723 and $481)	$1,684	$1,445
Debt (Note 9)	137,868	141,417
Deferred income taxes	364	660
Derivative financial instruments (Note 7)	1,992	947
Other liabilities and deferred revenue (Note 8)	2,627	3,180
Total liabilities	144,535	147,649

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(1,217)	(695)
Retained earnings	9,808	10,333
Total shareholder’s interest	13,757	14,804
Total liabilities and shareholder’s interest	$158,292	$162,453

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in our consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2024	December 31, 2025
ASSETS
Cash and cash equivalents	$2,494	$2,523
Finance receivables, net	60,717	55,773
Net investment in operating leases	13,309	13,572
Derivative financial instruments	34	21

LIABILITIES
Debt	$50,855	$52,054
Derivative financial instruments	100	40

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2022	$5,166	$(1,017)	$7,728	$11,877
Net income	—	—	1,324	1,324
Other comprehensive income/(loss), net of tax	—	188	—	188
Distributions declared	—	—	—	—
Balance at December 31, 2023	$5,166	$(829)	$9,052	$13,389
Net income	—	—	1,256	1,256
Other comprehensive income/(loss), net of tax	—	(388)	—	(388)
Distributions declared	—	—	(500)	(500)
Balance at December 31, 2024	$5,166	$(1,217)	$9,808	$13,757
Net income	—	—	2,175	2,175
Other comprehensive income/(loss), net of tax	—	522	—	522
Distributions declared	—	—	(1,650)	(1,650)
Balance at December 31, 2025	$5,166	$(695)	$10,333	$14,804

The accompanying notes are part of the consolidated financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2023	2024	2025
Cash flows from operating activities
Net income	$1,324	$1,256	$2,175
Provision for credit losses	278	417	528
Depreciation and amortization	2,900	3,112	3,228
Amortization of upfront interest supplements	(1,795)	(2,395)	(2,579)
Net change in deferred income taxes	(617)	276	249
Net change in other assets	(146)	(219)	(40)
Net change in other liabilities	343	327	181
All other operating activities	43	375	104
Net cash provided by/(used in) operating activities	2,330	3,149	3,846

Cash flows from investing activities
Purchases of finance receivables	(41,765)	(43,536)	(38,995)
Principal collections of finance receivables	36,343	38,370	40,220
Purchases of operating lease vehicles	(9,577)	(11,731)	(14,047)
Proceeds from termination of operating lease vehicles	8,700	7,365	6,704
Net change in wholesale receivables and other short-duration receivables	(4,794)	(4,577)	5,166
Purchases of marketable securities and other investments	(2,039)	(274)	(407)
Proceeds from sales and maturities of marketable securities and other investments	2,805	356	360
Settlements of derivatives	(145)	(443)	(497)
All other investing activities	(84)	(91)	(119)
Net cash provided by/(used in) investing activities	(10,556)	(14,561)	(1,615)

Cash flows from financing activities
Proceeds from issuances of long-term debt	51,659	57,202	48,316
Payments of long-term debt	(41,753)	(45,528)	(49,108)
Net change in short-term debt	(1,424)	(795)	44
Cash distributions to parent	—	(500)	(1,650)
All other financing activities	(139)	(135)	(97)
Net cash provided by/(used in) financing activities	8,343	10,244	(2,495)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	158	(267)	281

Net increase/(decrease) in cash, cash equivalents, and restricted cash	$275	$(1,435)	$17

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$10,520	$10,795	$9,360
Net increase/(decrease) in cash, cash equivalents, and restricted cash	275	(1,435)	17
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$10,795	$9,360	$9,377

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

Nature of Operations

We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our portfolio consists of finance receivables and net investment in operating leases. We also service the finance receivables and net investment in operating leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs. See Notes 4, 5, and 11 for additional information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. See Note 13 for key operating data on our business segments and for geographic information on our regions.

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

Generally, our foreign subsidiaries use the local currency as their functional currency. We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars using end-of-period exchange rates. Changes in the carrying value of these assets and liabilities attributable to fluctuations in exchange rates are recognized in Foreign currency translation gains/(losses), a component of Other comprehensive income/(Ioss), net of tax. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the amount of accumulated foreign currency translation related to the entity is reclassified to income and recognized as part of the gain or loss on the sale or liquidation of the investment.

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

Retirement Benefits

We are a participating employer in certain retirement plans that are sponsored by Ford. Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2025, filed separately with the SEC.

Adoption of New Accounting Standards
ASU 2023-09, Improvements to Income Tax Disclosures. We adopted the new standard, which requires additional income tax disclosures for annual reporting periods, and applied the amendments prospectively. Adoption of the new standard did not impact our consolidated income statements, balance sheets, or statements of cash flows. Refer to Note 10 for the additional disclosures required under the standard.

All other ASUs adopted during 2025 did not have a material impact to our consolidated financial statements or financial statement disclosures.

Accounting Standards Issued But Not Yet Adopted

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the Financial Accounting Standards (“FASB”) issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. We are assessing the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated income statements, balance sheets, or statements of cash flows.

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

The following table categorizes the fair values of cash, cash equivalents, and marketable securities on our consolidated balance sheets at December 31 (in millions):

	Fair Value Level	2024	2025
Cash and cash equivalents
United States government	1	$854	$70
United States government agencies	2	400	400
Non-United States government and agencies	2	370	1,082
Corporate debt	2	339	780
Total marketable securities classified as cash equivalents		1,963	2,332
Cash, time deposits and money market funds		7,309	6,938
Total cash and cash equivalents		$9,272	$9,270

Marketable securities
United States government	1	$185	$224
Non-United States government and agencies	2	79	91
Corporate debt	2	252	269
Other marketable securities	2	190	200
Total marketable securities		$706	$784

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash as reported in our consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2024	December 31, 2025
Cash and cash equivalents	$9,272	$9,270
Restricted cash (a)	88	107
Total cash, cash equivalents, and restricted cash	$9,360	$9,377
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

On a nonrecurring basis, we also measure at fair value retail contracts 120 days past due or deemed to be uncollectible and individual dealer loans probable of foreclosure. We use the fair value of collateral, adjusted for estimated costs to sell, to determine the fair value of these receivables. The collateral for a retail financing or wholesale receivable is the vehicle financed and for dealer loans is real estate or other property.

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

Finance Receivables Classification

Finance receivables are accounted for as held for investment (“HFI”) if we have the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. The determination of intent and ability to hold for the foreseeable future is highly judgmental and requires us to make good faith estimates based on information available at the time of origination or purchase. If we do not have the intent and ability to hold the receivables, then the receivables are classified as held for sale (“HFS”).

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

Held-for-Sale. Finance receivables classified as HFS are carried at the lower of cost or fair value. Cash flows resulting from the origination or purchase and sale of HFS receivables are recorded as an operating activity. Once a decision has been made to sell receivables that were originally classified as HFI, the receivables are reclassified as HFS and carried at the lower of cost or fair value. The valuation adjustment, if any, is recorded in Other income/(loss), net to recognize the receivables at the lower of cost or fair value.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Finance Receivables, Net

Total finance receivables, net at December 31 were as follows (in millions):

	2024	2025
Consumer
Retail installment contracts, gross	$79,573	$80,584
Finance leases, gross	8,357	9,274
Retail financing, gross	87,930	89,858
Unearned interest supplements from Ford and affiliated companies	(4,598)	(4,486)
Consumer finance receivables	83,332	85,372

Non-Consumer
Dealer financing (a)	37,384	32,933
Other financing (b)	2,098	2,402
Non-Consumer finance receivables	39,482	35,335
Total recorded investment (c)	$122,814	$120,707

Recorded investment in finance receivables	$122,814	$120,707
Allowance for credit losses	(864)	(911)
Total finance receivables, net	$121,950	$119,796

Net finance receivables subject to fair value (d)	$114,069	$111,039
Fair value	113,545	111,716
__________
(a)Includes $7.1 billion and $6.0 billion at December 31, 2024 and 2025, respectively, of receivables generated by divisions and affiliates of Ford in connection with vehicle inventories released from Ford and in transit to the destination dealers. Interest earned from Ford and affiliated companies associated with receivables from gate-released vehicles in transit to dealers for the years ended December 31, 2023, 2024, and 2025 was $640 million, $716 million, and $619 million, respectively. Balances at December 31, 2024 and 2025, also include $988 million and $747 million, respectively, of dealer financing receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. For the years ended December 31, 2023, 2024, and 2025, the interest earned on receivables from consolidated subsidiaries of Ford to which we provide dealer financing was $19 million, $16 million, and $13 million, respectively.
(b)Primarily represents other financing receivables with Ford, which includes amounts associated with purchased receivables and receivables associated with the financing of vehicles that Ford leases to employees.
(c)Earned interest supplements on consumer and non-consumer receivables from Ford and affiliated companies totaled $2.3 billion, $2.9 billion, and $3.0 billion for the years ended December 31, 2023, 2024, and 2025, respectively. Cash received from interest supplements totaled $3.0 billion, $4.3 billion, and $2.8 billion for the years ended December 31, 2023, 2024, and 2025, respectively. Interest supplements due from Ford included in Notes and accounts receivable from affiliated companies totaled $318 million, $269 million, and $343 million for the years ended December 31, 2023, 2024, and 2025, respectively, and are non-cash investing transactions in our consolidated statement of cash flows.
(d)Net finance receivables subject to fair value exclude finance leases.

At December 31, 2024 and 2025, accrued interest was $336 million and $315 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The amounts contractually due on finance leases at December 31, 2025 were as follows (in millions):

	Finance Lease Receivables
	2026	2027	2028	2029	2030	Thereafter	Total
Contractual maturity	$2,089	$1,975	$1,724	$1,068	$148	$6	$7,010
Less: Present value discount							602
Total finance lease receivables							$6,408

The reconciliation from finance lease receivables to finance leases, gross and finance leases, net at December 31 is as follows (in millions):

	2024	2025
Finance lease receivables	$5,367	$6,408
Unguaranteed residual assets	2,883	2,738
Initial direct costs	107	128
Finance leases, gross	8,357	9,274
Unearned interest supplements from Ford and affiliated companies	(437)	(470)
Allowance for credit losses	(39)	(47)
Finance leases, net	$7,881	$8,757

Financing revenue from finance leases was $381 million, $515 million, and $576 million for the years ended December 31, 2023, 2024, and 2025, respectively, and is included in Retail financing on our consolidated income statements.

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

The credit quality analysis of consumer receivables at December 31, 2025 and gross charge-offs during the year ended December 31, 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2021	2021	2022	2023	2024	2025	Total	Percent
Consumer
31-60 days past due	$61	$65	$139	$228	$275	$166	$934	1.1%
Greater than 60 days past due	21	24	51	75	89	60	320	0.4
Total past due	82	89	190	303	364	226	1,254	1.5
Current	1,139	2,206	6,299	15,096	26,754	32,624	84,118	98.5
Total	$1,221	$2,295	$6,489	$15,399	$27,118	$32,850	$85,372	100.0%
Gross charge-offs	$54	$54	$124	$187	$205	$42	$666

Non-Consumer Portfolio. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Payment is typically required when the dealer has sold the vehicle. Each non‑consumer lending request is evaluated by considering the borrower’s financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical dealer performance data to identify key factors about a dealer that we consider most significant in predicting a dealer’s ability to meet its financial obligations. We also consider numerous other financial and qualitative factors of the dealer’s operations, including capitalization and leverage, liquidity and cash flow, profitability, and credit history with ourselves and other creditors.

Dealers are assigned to one of four groups according to risk ratings as follows:

•Group I – strong to superior financial metrics
•Group II – fair to favorable financial metrics
•Group III – marginal to weak financial metrics
•Group IV – poor financial metrics, including dealers classified as uncollectible

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

The credit quality analysis of dealer financing receivables at December 31, 2025 and gross charge-offs during the year ended December 31, 2025 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2021	2021	2022	2023	2024	2025	Total	Wholesale Loans	Total	Percent
Group I	$269	$68	$31	$149	$78	$268	$863	$27,306	$28,169	85.5%
Group II	25	8	4	33	46	44	160	3,979	4,139	12.6
Group III	1	—	—	2	1	11	15	584	599	1.8
Group IV	—	—	—	—	—	2	2	24	26	0.1
Total (a)	$295	$76	$35	$184	$125	$325	$1,040	$31,893	$32,933	100.0%
Gross charge-offs	$—	$—	$—	$1	$—	$—	$1	$10	$11
__________
(a)Total past due dealer financing receivables at December 31, 2025 were $8 million.

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

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At December 31, 2025, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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

On an ongoing basis, we review and periodically update our models, including macroeconomic factors, the selection of macroeconomic scenarios, and their weighting, to ensure they reflect the risk of the portfolio.

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

An analysis of the allowance for credit losses related to finance receivables for the years ended December 31 was as follows (in millions):

	2024			2025
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$879	$3	$882	$860	$4	$864
Charge-offs	(568)	(7)	(575)	(666)	(11)	(677)
Recoveries	160	3	163	177	3	180
Provision for credit losses	412	5	417	516	12	528
Other (a)	(23)	—	(23)	15	1	16
Ending balance	$860	$4	$864	$902	$9	$911
_________
(a)Primarily represents amounts related to foreign currency translation adjustments.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

For the year ended December 31, 2025, the allowance for credit losses increased $47 million, primarily reflecting economic outlook assumptions.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford. We recognize these upfront collections from Ford and other vehicle acquisition costs as part of Net investment in operating leases, which are amortized to Depreciation on vehicles subject to operating leases over the term of the lease contract. Unearned interest supplements and residual support included in Net investment in operating leases at December 31, 2024 and 2025 was $1.9 billion and $2.3 billion, respectively. Earned interest supplements and residual support costs included in Depreciation on vehicles subject to operating leases for the years ended December 31, 2023, 2024, and 2025 was $0.9 billion, $1.0 billion, and $1.3 billion, respectively. Interest supplements and residual support cash received totaled $1.1 billion, $1.6 billion, and $1.7 billion for the years ended December 31, 2023, 2024, and 2025, respectively. Interest supplements due from Ford included in Notes and accounts receivable from affiliated companies totaled $110 million, $152 million, and $179 million for the years ended December 31, 2023, 2024, and 2025, respectively, and is a non-cash investing transaction in our consolidated statement of cash flows.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)

Net investment in operating leases at December 31 was as follows (in millions):

	2024	2025
Vehicles, at cost (a)	$25,424	$30,639
Accumulated depreciation	(3,735)	(4,137)
Net investment in operating leases	$21,689	$26,502
__________
(a)Includes vehicle acquisition costs less interest supplements and residual support payments we receive on certain leasing transactions under agreements with Ford and affiliated companies, and deferral method investment tax credits.

The amounts contractually due on our operating leases at December 31, 2025 were as follows (in millions):

	2026	2027	2028	2029	2030	Total
Operating lease payments	$4,541	$3,181	$1,586	$404	$20	$9,732

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balance of cash related to these contributions was zero at both December 31, 2024 and 2025, and was zero for all of 2024 and 2025.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	2025
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$36.2	$(0.3)	$35.9	$29.9
Wholesale financing	0.2	19.9	—	19.9	13.5
Finance receivables	1.9	56.1	(0.3)	55.8	43.4
Net investment in operating leases	0.6	13.6	—	13.6	8.7
Total VIE	$2.5	$69.7	$(0.3)	$69.4	$52.1

Non-VIE
Retail financing	$0.4	$7.6	$(0.1)	$7.5	$7.0
Wholesale financing	—	0.4	—	0.4	0.4
Finance receivables	0.4	8.0	(0.1)	7.9	7.4
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$8.0	$(0.1)	$7.9	$7.4

Total securitization transactions
Retail financing	$2.1	$43.8	$(0.4)	$43.4	$36.9
Wholesale financing	0.2	20.3	—	20.3	13.9
Finance receivables	2.3	64.1	(0.4)	63.7	50.8
Net investment in operating leases	0.6	13.6	—	13.6	8.7
Total securitization transactions	$2.9	$77.7	$(0.4)	$77.3	$59.5
__________
(a)Unearned interest supplements and residual support are excluded from securitization transactions.
(b)Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)Includes unamortized discount and debt issuance costs.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2023	2024	2025
VIE	$1,872	$2,165	$2,027
Non-VIE	591	610	466
Total securitization transactions	$2,463	$2,775	$2,493

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

	2024		2025
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$34	$100	$21	$40
Derivatives related to the VIEs	29	32	8	23
Other securitization related derivatives	39	27	1	40
Total exposures related to securitization	$102	$159	$30	$103
Derivative expense/(income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2023	2024	2025
Derivatives of the VIEs	$25	$14	$(9)
Derivatives related to the VIEs	(38)	12	26
Other securitization related derivatives	(26)	(82)	19
Total derivative expense/(income) related to securitization	$(39)	$(56)	$36

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into derivative contracts:

•Interest rate contracts, including swaps, that are used to manage the effects of interest rate fluctuations
•Foreign currency exchange contracts, including forwards, that are used to manage foreign exchange exposure
•Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign-denominated debt

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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the years ended December 31 were as follows (in millions):

	2023	2024	2025
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(507)	$(361)	$(162)
Fair value changes on hedging instruments	196	(220)	548
Fair value changes on hedged debt	(260)	182	(530)
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(79)	(133)	(79)
Fair value changes on hedging instruments	96	(134)	474
Fair value changes on hedged debt	(96)	108	(463)
Derivatives not designated as hedging instruments
Interest rate contracts	37	(85)	(48)
Foreign currency exchange contracts (a)	(35)	268	(135)
Cross-currency interest rate swap contracts	127	(272)	276
Total	$(521)	$(647)	$(119)
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

The fair value of our derivative instruments and the associated notional amounts at December 31 were as follows (in millions):

	2024			2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$16,194	$66	$645	$18,582	$374	$220
Cross-currency interest rate swaps	3,802	9	139	4,158	383	5
Derivatives not designated as hedging instruments
Interest rate contracts	76,977	305	845	87,293	364	619
Foreign currency exchange contracts (a)	9,716	271	117	6,566	28	75
Cross-currency interest rate swap contracts	5,455	133	246	7,121	379	28
Total derivative financial instruments, gross (b) (c)	$112,144	$784	$1,992	$123,720	$1,528	$947
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $5.3 billion and $3.5 billion in notional amounts and $115 million and $24 million in both assets and liabilities at December 31, 2024 and 2025, respectively.
(b)At December 31, 2024 and 2025, we held collateral of $27 million and $5 million, and we posted collateral of $127 million and $102 million, respectively.
(c)At December 31, 2024 and 2025, the fair value of assets and liabilities available for counterparty netting was $450 million and $610 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED REVENUE

Other assets and Other liabilities and deferred revenue consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets at December 31 were as follows (in millions):

	2024	2025
Prepaid reinsurance premiums and other reinsurance recoverables	$876	$992
Accrued interest and other non-finance receivables	666	648
Deferred tax assets	178	512
Collateral held for resale, at net realizable value	392	477
Property and equipment, net of accumulated depreciation (a)	283	338
Investment in non-consolidated affiliates	182	180
Restricted cash	88	107
Operating lease assets	40	38
Other	350	297
Total other assets	$3,055	$3,589
__________
(a)Accumulated depreciation was $448 million and $446 million at December 31, 2024 and 2025, respectively.

Other liabilities and deferred revenue at December 31 were as follows (in millions):

	2024	2025
Interest payable	$1,098	$1,183
Unearned insurance premiums and fees	995	1,134
Income tax and related interest (a)	131	225
Payroll and employee benefits	86	104
Operating lease liabilities	42	41
Other	275	493
Total other liabilities and deferred revenue	$2,627	$3,180
__________
(a)Includes tax payable to affiliated companies of $9 million and $71 million at December 31, 2024 and 2025, respectively.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Debt outstanding and interest rates at December 31 were as follows (in millions):

			Interest Rates
	Debt		Average Contractual
	2024	2025	2024	2025
Short-term debt
Unsecured debt
Floating rate demand notes	$12,040	$12,950
Other short-term debt	4,173	3,478
Asset-backed debt	1,200	1,922
Total short-term debt	17,413	18,350	4.7%	3.7%
Long-term debt
Unsecured debt
Notes payable within one year	12,871	13,625
Notes payable after one year	49,607	52,357
Asset-backed debt
Notes payable within one year	23,050	19,831
Notes payable after one year	36,224	37,741
Unamortized (discount)/premium and issuance costs	(253)	(247)
Fair value adjustments (a)	(1,044)	(240)
Total long-term debt	120,455	123,067	4.8%	4.7%
Total debt	$137,868	$141,417	4.8%	4.6%

Fair value of debt	$140,046	$144,213
Interest rate characteristics of debt payable after one year
Fixed interest rate	69,085	71,962
Variable interest rate (generally based on SOFR or other short-term rates)	16,746	18,136
Total payable after one year	$85,831	$90,098
__________
(a)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(450) million and $(319) million at December 31, 2024 and 2025, respectively. The carrying value of hedged debt was $41.1 billion and $41.7 billion at December 31, 2024 and 2025, respectively.

We measure debt at fair value for purposes of disclosure using quoted prices for our own debt with approximately the same remaining maturities. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of the debt’s fair value. The fair value of debt is categorized within Level 2 of the hierarchy. The fair value of debt includes $16.2 billion and $16.4 billion of short-term debt at December 31, 2024 and 2025, respectively, carried at cost, which approximates fair value. We paid interest of $5.8 billion, $7.0 billion, and $6.7 billion in 2023, 2024, and 2025, respectively, on debt.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Maturities

The amounts contractually due for our debt maturities, including both scheduled principal and interest payments, at December 31, 2025 were as follows (in millions):

	2026 (a)	2027	2028	2029	2030	Thereafter (b)	Total
Unsecured debt	$30,053	$12,941	$11,657	$8,613	$7,836	$11,310	$82,410
Asset-backed debt	21,753	17,819	12,104	4,581	3,237	—	59,494
Total	51,806	30,760	23,761	13,194	11,073	11,310	141,904
Unamortized (discount)/premium and issuance costs							(247)
Fair value adjustments							(240)
Total debt							$141,417
Interest payments related to long-term debt	$5,309	$3,858	$2,583	$1,633	$1,057	$1,666	$16,106
__________
(a)Includes $18,350 million for short-term and $33,456 million for long-term debt.
(b)Matures between 2031 and 2035.

Committed Asset-Backed Facilities

We and our subsidiaries have entered into agreements with a number of banks and bank-sponsored asset-backed commercial paper conduits. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $43.6 billion ($24.9 billion of retail financing, $11.0 billion of operating leases, and $7.7 billion of wholesale financing) at December 31, 2025. In the United States, we are able to obtain funding within two days for our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $11.4 billion having maturities within the next twelve months and the remaining balance having maturities through second quarter 2029. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At December 31, 2025, $26.4 billion of these commitments were in use and we had $0.3 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of December 31, 2025, FCE had liquidity of £36 million (equivalent to $48 million) in the form of eligible collateral available for use in the monetary policy programs of the Bank of England. In addition, Ford Bank had liquidity of €311 million (equivalent to $366 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT AND COMMITMENTS (Continued)

Unsecured Credit Facilities

At December 31, 2025, we and our subsidiaries had $1.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE Credit Agreement and the Ford Bank Credit Agreement. At December 31, 2025, $0.9 billion was available for use.

At December 31, 2025, £310 million (equivalent to $418 million) was available for use under FCE’s £585 million (equivalent to $787 million) Credit Agreement and €50 million (equivalent to $59 million) was available for use under Ford Bank’s €210 million (equivalent to $247 million) Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2028.

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

We recognize income tax-related penalties in Provision for/(Benefit from) income taxes on our consolidated income statements.  We recognize income tax-related interest income and expense in Other income/(loss), net on our consolidated income statements.

We account for U.S. tax on global intangible low-taxed income in the period incurred, and we account for investment tax credits using the deferral method.

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

Our accounting for deferred tax consequences represents our best estimate of the likely future tax consequences of events that have been recognized in our consolidated financial statements or tax returns and their future probability. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance.

As disclosed in Note 2, we have prospectively adopted the guidance in ASU 2023-09 Improvements to Income Tax Disclosures.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Components of Income Taxes

The components of income taxes excluding other comprehensive income/(loss) and equity in net results of affiliated companies accounted for after-tax for the years ended December 31 were as follows (in millions):

	2023	2024	2025
Income/(Loss) before income taxes
U.S.	$797	$773	$1,763
Non-U.S.	525	881	794
Total	$1,322	$1,654	$2,557
Provision for/(Benefit from) income taxes
Current
Federal	$190	$(43)	$(31)
Non-U.S.	361	156	155
State and local	10	9	9
Total current	561	122	133
Deferred
Federal	65	239	170
Non-U.S.	(627)	37	82
State and local	(1)	—	(3)
Total deferred	(563)	276	249
Total	$(2)	$398	$382

Reconciliation of Income Tax

The reconciliation of the Company’s effective tax rate for the years ended December 31 were as follows:

	2023	2024
Reconciliation of the Company’s effective tax rate
U.S. federal statutory tax	21.0%	21.0%
U.S. disregarded entities	4.8	0.5
Non-U.S. tax rate differential	(0.9)	0.2
U.S. state and local taxes	0.5	0.4
Nontaxable foreign currency gains and losses	(1.5)	(0.7)
Dispositions and restructurings (a)	(25.9)	—
U.S. tax on non-U.S. earnings	—	3.6
Prior year settlements and claims	(0.8)	—
Other	2.6	(0.9)
Effective tax rate	(0.2)%	24.1%
__________
(a)2023 includes a benefit of $343 million associated with legal entity restructuring within our leasing operations.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

	2025
Reconciliation of the Company’s provision for/(benefit from) income taxes and effective tax rate	Amount	Percent
U.S. federal statutory tax	$537	21.0%
Federal
U.S. disregarded entities	(225)	(8.8)
Effect of cross-border tax laws (a)
Global intangible low-taxed income	13	0.5
Passive Income	24	0.9
Other	(21)	(0.8)
U.S. state and local taxes (b)	6	0.2
Foreign
Mexico
Non-taxable or nondeductible items	(32)	(1.3)
Other	34	1.3
United Kingdom
Non-taxable or nondeductible items	33	1.3
Other	(3)	(0.1)
Other foreign tax effects	(11)	(0.4)
Changes in unrecognized tax benefits	27	1.1
Total	$382	14.9%
__________
(a)Includes the impact of foreign tax credits.
(b)For the year ended December 31, 2025, the majority of state and local taxes were incurred in California.

Cash Paid for Income Taxes, Net of Refunds

Cash paid for income taxes, net of refunds, for the years ended December 31, 2023 and 2024 was $248 million and $166 million, respectively.

Cash paid for income taxes, net of refunds, for the year ended December 31, 2025 was $92 million. The amounts paid to each jurisdiction were insignificant.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

Components of Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2024	2025
Deferred tax assets
Net operating loss carryforwards	$611	$778
Tax credit carryforwards	119	224
Provision for credit losses	99	122
Other foreign deferred tax assets	111	112
All other	68	56
Total gross deferred tax assets	$1,008	$1,292
Less: Valuation allowances	(45)	(67)
Total net deferred tax assets	$963	$1,225
Deferred tax liabilities
Leasing transactions	692	867
Other foreign deferred tax liabilities	431	484
All other	26	22
Total deferred tax liabilities	$1,149	$1,373
Net deferred tax liabilities	$186	$148

Net operating loss carryforwards were $2.9 billion at December 31, 2025. These losses resulted in a deferred tax asset of $778 million, of which $39 million has no expiration date. A substantial portion of the remaining losses will expire beyond 2031. Tax credit carryforwards available to offset future tax liabilities are $224 million. These credits have a remaining carryforward period of twenty years. Tax benefits from net operating loss carryforwards and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and available tax planning strategies.

At December 31, 2025, we maintained earnings that are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided. Quantification of the deferred tax liability, if any, associated with these earnings is not practicable.

Other

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 was as follows (in millions):

	2024	2025
Beginning balance	$69	$65
Increase - tax positions in prior periods	14	33
Decrease - tax positions in prior periods	—	(4)
Settlements	(7)	(7)
Lapse of statute of limitations	(1)	(1)
Foreign currency translation adjustment	(10)	9
Ending balance	$65	$95

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES (Continued)

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $65 million and $95 million as of December 31, 2024 and 2025, respectively.

Examinations by tax authorities have been completed through 2008 in Germany; 2014 in the United States; 2017 in Mexico; 2018 in the United Kingdom; and 2019 in Canada. We have settled our United States federal income tax matters related to tax years prior to 2015 in accordance with our intercompany tax sharing agreement.

Net tax-related interest expense on income taxes was $12 million, $3 million, and $9 million for the years ended December 31, 2023, 2024, and 2025, respectively. At December 31, 2024 and 2025, we reported a net tax-related interest payable of $23 million and $42 million, respectively.

NOTE 11. INSURANCE

We conduct insurance underwriting operations primarily through The American Road Insurance Company (“TARIC”). TARIC is a wholly owned subsidiary of Ford Credit operating in the United States and Canada. TARIC provides physical damage insurance coverage for Ford Credit financed vehicles at dealer locations. TARIC also provides physical damage insurance coverage for non-affiliated company financed vehicles, serviced by Ford Credit, at dealer locations. In addition, TARIC provides a variety of other insurance products and services to Ford and its affiliates, including contractual liability insurance on extended service contracts. TARIC provides commercial automobile insurance for Ford and third parties and general liability insurance and surety bonds for Ford in the United States.

Insurance premiums earned are reported net of reinsurance as Insurance premiums earned. These premiums are earned over their respective policy periods. Physical damage insurance premiums are recognized as income on a monthly basis. Premiums from extended service plan contracts and other contractual liability coverages are earned over the life of the policy based on historical loss experience. Commissions and premium taxes are deferred and amortized over the term of the related policies on the same basis on which premiums are earned.

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

Insurance Assets

Cash, cash equivalents, and marketable securities related to insurance activities at December 31 were as follows (in millions):

	2024	2025
Cash and cash equivalents	$85	$103
Marketable securities	644	719
Total cash, cash equivalents, and marketable securities	$729	$822

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $11 million and $12 million at December 31, 2024 and 2025, respectively, and were included in Marketable securities.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. INSURANCE (Continued)

Amounts paid to reinsurers relating to the unexpired portion of the underlying automotive service contracts, and amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses are reported in Other assets. Prepaid reinsurance premiums and other reinsurance recoverables were $876 million and $992 million at December 31, 2024 and 2025, respectively. This includes amounts ceded to Ford affiliates of $98 million at both December 31, 2024 and 2025.

Insurance Liabilities

Other liabilities and deferred revenue includes unearned insurance premiums and fees of $995 million and $1,134 million at December 31, 2024 and 2025, respectively. This includes amounts from Ford and its affiliates of $863 million and $978 million at December 31, 2024 and 2025, respectively.

The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $35 million and $31 million at December 31, 2024 and 2025, respectively, and was included in Other liabilities and deferred revenue.

Insurance Premiums

Insurance premiums written and earned for the years ended December 31 were as follows (in millions):

	2023		2024		2025
	Written	Earned	Written	Earned	Written	Earned
Direct	$394	$359	$472	$415	$556	$432
Assumed	—	—	—	—	—	—
Ceded	(275)	(240)	(300)	(244)	(373)	(258)
Net premiums	$119	$119	$172	$171	$183	$174

The direct premiums earned from Ford and its affiliates were $249 million, $259 million, and $253 million for the years ended December 31, 2023, 2024, and 2025, respectively.

Insurance Expenses

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses for the years ended December 31 were as follows (in millions):

	2023	2024	2025
Insurance losses	$90	$181	$116
Loss adjustment expenses	4	5	9
Reinsurance income and other expenses, net	(41)	(40)	(39)
Insurance expenses	$53	$146	$86

Insurance expenses with Ford and its affiliates were $161 million, $224 million, and $199 million for the years ended December 31, 2023, 2024, and 2025, respectively.

Insurance expenses were reduced by ceded insurance expenses of $198 million, $233 million, and $258 million for the years ended December 31, 2023, 2024, and 2025, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on the income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the years ended December 31 were as follows (in millions):

	2023	2024	2025
Interest and investment income (a)	$545	$506	$389
Gains/(losses) on derivatives	177	(272)	564
Currency revaluation gains/(losses)	(216)	114	(577)
Other (b)	8	76	33
Total other income/(loss), net	$514	$424	$409
__________
(a)Includes interest income, primarily on notes receivable, from affiliated companies of $2 million, $3 million, and $2 million for the years ended December 31, 2023, 2024, and 2025, respectively.
(b)Includes the reclassification of foreign currency translation net gains of $43 million and net losses of $6 million in 2024 and 2025, respectively, to Other Income/(Loss),net from Accumulated other comprehensive income/(loss) related to the liquidation, or substantially complete liquidation of certain investments in our international markets.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 was as follows (in millions):

	United States and Canada	Europe		All Other	Total Segments	Unallocated Other	Total
2023
Total revenue	$9,362	$1,316		$441	$11,119	$—	$11,119

Total revenue less:
Depreciation on vehicles subject to operating leases	2,284	25		—	2,309	—	2,309
Interest expense	5,199	684		242	6,125	186	6,311
Provision for credit losses	237	10		31	278	—	278
Other segment items (a)	528	291		93	912	(13)	899
Income before income taxes	1,114	306		75	1,495	(173)	1,322
Other segment disclosures:
Net finance receivables and net investment in operating leases	107,695	20,249		5,211	133,155	—	133,155
Total assets	118,611	24,601		5,993	149,205	—	149,205

2024
Total revenue	$11,290	$1,508		$455	$13,253	$—	$13,253

Total revenue less:
Depreciation on vehicles subject to operating leases	2,447	35		—	2,482	—	2,482
Interest expense	6,062	875		258	7,195	388	7,583
Provision for credit losses	333	34		50	417	—	417
Other segment items (a)	988	207		87	1,282	(165)	1,117
Income before income taxes	1,460	357		60	1,877	(223)	1,654
Other segment disclosures:
Net finance receivables and net investment in operating leases	118,969	20,469		4,201	143,639	—	143,639
Total assets	129,599	23,993		4,700	158,292	—	158,292

2025
Total revenue	$12,172	$1,558		$376	$14,106	$—	$14,106

Total revenue less:
Depreciation on vehicles subject to operating leases	2,476	46		—	2,522	—	2,522
Interest expense	5,903	788		202	6,893	240	7,133
Provision for credit losses	432	50		46	528	—	528
Other segment items (a)	1,198	515		71	1,784	(418)	1,366
Income before income taxes	2,163	159	(b)	57	2,379	178	2,557
Other segment disclosures:
Net finance receivables and net investment in operating leases	120,326	22,357		3,615	146,298	—	146,298
Total assets	132,601	25,634		4,218	162,453	—	162,453
__________
(a)Other items consists of Operating expenses, Insurance expenses, and Other income/(loss), net.
(b)Includes charges of $208 million for the year ended December 31, 2025 related to an industrywide review of historical U.K. dealer commissions.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key data, split geographically into the United States (which is our country of domicile), Canada, and All Other, for the years ended or at December 31 were as follows (in millions):

	2023	2024	2025
Total revenue
United States	$8,012	$9,714	$10,379
Canada	1,350	1,577	1,793
All Other	1,757	1,962	1,934
Total revenue	$11,119	$13,253	$14,106

Net property and net investment in operating leases
United States	$15,642	$16,560	$19,707
Canada	4,621	5,048	6,387
All Other	338	364	746
Net property and net investment in operating leases	$20,601	$21,972	$26,840

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies primarily consist of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We lease land, buildings, and equipment under agreements that expire over various contractual periods ranging from less than 1 year to 26 years. Many of our leases contain one or more options to extend. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. The leased (“right-of-use”) assets in operating lease arrangements are reported in Other assets on our consolidated balance sheets. We do not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. These lease payments are amortized to expense on a straight-line basis over the lease term.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

The amounts contractually due on our operating lease liabilities at December 31, 2025 were as follows (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Operating lease	$14	$13	$7	$4	$2	$7	$47
Less: Present value discount							6
Total operating lease liabilities							$41

Supplemental information related to operating leases for the years ended December 31 was as follows (in millions):

	2023	2024	2025
Operating and variable lease expense	$22	$22	$18
Right-of-use assets obtained in exchange for operating lease liabilities	5	4	14
Weighted average remaining lease term for operating leases (in years)	5	5	5
Weighted average remaining discount rate for operating leases	4.1%	4.3%	4.7%
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

The maximum potential payments under these guarantees and limited indemnities totaled $61 million and $63 million at December 31, 2024 and 2025, respectively. Of these values, $15 million and $16 million at December 31, 2024 and 2025, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at both December 31, 2024 and 2025.

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