Form 10-Q
period 2026-03-31
FORD MOTOR CREDIT CO LLC
filed 2026-04-30
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
6.860% Notes due June 5, 2026*	F/26A	New York Stock Exchange
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
3.622% Notes due July 27, 2028*	F/28H	New York Stock Exchange
5.625% Notes due October 9, 2028*	F/28D	New York Stock Exchange
4.165% Notes due November 21, 2028*	F/28E	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
3.305% Notes due May 17, 2029*	F/29G	New York Stock Exchange
3.778% Notes due September 16, 2029*	F/29E	New York Stock Exchange
4.445% Notes due February 14, 2030*	F/30D	New York Stock Exchange
5.780% Notes due April 30, 2030*	F/30A	New York Stock Exchange
4.066% Notes due August 21, 2030*	F/30F	New York Stock Exchange
6.184% Notes due August 29, 2031*	F/31C	New York Stock Exchange
4.448% Notes due September 16, 2032*	F/32A	New York Stock Exchange
4.087% Notes due February 17, 2033*	F/33B	New York Stock Exchange
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
For the Quarter Ended March 31, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended March 31,
	2025	2026
	First Quarter
	(unaudited)
Financing revenue
Operating leases	$1,131	$1,346
Retail financing	1,510	1,584
Dealer financing	669	540
Other financing	38	41
Total financing revenue	3,348	3,511
Depreciation on vehicles subject to operating leases	(605)	(696)
Interest expense	(1,790)	(1,719)
Net financing margin	953	1,096
Other revenue
Insurance premiums earned	48	43
Fee based revenue and other	24	31
Total financing margin and other revenue	1,025	1,170
Expenses
Operating expenses	353	368
Provision for credit losses (Note 4)	140	172
Insurance expenses	17	3
Total expenses	510	543

Other income/(loss), net (Note 10)	65	156

Income before income taxes	580	783
Provision for/(Benefit from) income taxes	156	108
Net income	$424	$675

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended March 31,
	2025	2026
	First Quarter
	(unaudited)
Net income	$424	$675
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	142	(62)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	7	—
Comprehensive income/(loss)	$573	$613

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2025	March 31, 2026
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,270	$7,924
Marketable securities (Note 3)	784	785
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	111,039	108,478
Finance leases	8,757	8,571
Total finance receivables, net of allowance for credit losses of $911 and $937 (Note 4)	119,796	117,049
Net investment in operating leases (Note 5)	26,502	27,030
Notes and accounts receivable from affiliated companies	984	703
Derivative financial instruments (Note 7)	1,528	1,208
Other assets (Note 8)	3,589	3,842
Total assets	$162,453	$158,541

LIABILITIES
Accounts payable (including to affiliated companies of $481 and $783)	$1,445	$1,770
Debt (Note 9)	141,417	137,531
Deferred income taxes	660	823
Derivative financial instruments (Note 7)	947	857
Other liabilities and deferred revenue (Note 8)	3,180	3,093
Total liabilities	147,649	144,074

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(695)	(757)
Retained earnings	10,333	10,058
Total shareholder’s interest	14,804	14,467
Total liabilities and shareholder’s interest	$162,453	$158,541

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in our consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2025	March 31, 2026
	(unaudited)
ASSETS
Cash and cash equivalents	$2,523	$2,636
Finance receivables, net	55,773	55,342
Net investment in operating leases	13,572	14,354
Derivative financial instruments	21	65

LIABILITIES
Debt	$52,054	$49,199
Derivative financial instruments	40	12

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2024	$5,166	$(1,217)	$9,808	$13,757
Net income	—	—	424	424
Other comprehensive income/(loss), net of tax	—	149	—	149
Distributions declared	—	—	(200)	(200)
Balance at March 31, 2025	$5,166	$(1,068)	$10,032	$14,130

Balance at December 31, 2025	$5,166	$(695)	$10,333	$14,804
Net income	—	—	675	675
Other comprehensive income/(loss), net of tax	—	(62)	—	(62)
Distributions declared	—	—	(950)	(950)
Balance at March 31, 2026	$5,166	$(757)	$10,058	$14,467

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended March 31,
	2025	2026
	First Three Months
	(unaudited)
Cash flows from operating activities
Net income	$424	$675
Provision for credit losses	140	172
Depreciation and amortization	770	882
Amortization of upfront interest supplements	(643)	(649)
Net change in deferred income taxes	146	(14)
Net change in other assets	(150)	(2)
Net change in other liabilities	82	263
All other operating activities	35	(33)
Net cash provided by/(used in) operating activities	804	1,294

Cash flows from investing activities
Purchases of finance receivables	(8,280)	(8,629)
Principal collections of finance receivables	9,734	10,149
Purchases of operating lease vehicles	(2,799)	(2,969)
Proceeds from termination of operating lease vehicles	1,470	1,697
Net change in wholesale receivables and other short-duration receivables	2,548	1,139
Purchases of marketable securities and other investments	(157)	(114)
Proceeds from sales and maturities of marketable securities and other investments	93	107
Settlements of derivatives	(181)	(100)
All other investing activities	(27)	(20)
Net cash provided by/(used in) investing activities	2,401	1,260

Cash flows from financing activities
Proceeds from issuances of long-term debt	11,979	12,565
Payments of long-term debt	(16,185)	(13,294)
Net change in short-term debt	(651)	(2,135)
Cash distributions to parent	(200)	(950)
All other financing activities	(40)	(36)
Net cash provided by/(used in) financing activities	(5,097)	(3,850)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	76	(44)

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(1,816)	$(1,340)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$9,360	$9,377
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,816)	(1,340)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$7,544	$8,037

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

In the opinion of management, these unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our results of operations and financial condition for the periods, and at the dates, presented. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K Report”).

NOTE 2. ACCOUNTING POLICIES

Adoption of New Accounting Standards
Accounting Standards Updates (“ASUs”) adopted during 2026 did not have a material impact to our consolidated financial statements or financial statement disclosures.

Accounting Standards Issued But Not Yet Adopted

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. We are assessing the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated income statements, balance sheets, or statements of cash flows.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our consolidated balance sheets as follows (in millions):

	Fair Value Level	December 31, 2025	March 31, 2026
Cash and cash equivalents
United States government	1	$70	$97
United States government agencies	2	400	—
Non-United States government and agencies	2	1,082	487
Corporate debt	2	780	545
Total marketable securities classified as cash equivalents		2,332	1,129
Cash, time deposits, and money market funds		6,938	6,795
Total cash and cash equivalents		$9,270	$7,924

Marketable securities
United States government	1	$224	$229
Non-United States government and agencies	2	91	95
Corporate debt	2	269	266
Other marketable securities	2	200	195
Total marketable securities		$784	$785

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in our consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2025	March 31, 2026
Cash and cash equivalents	$9,270	$7,924
Restricted cash (a)	107	113
Total cash, cash equivalents, and restricted cash	$9,377	$8,037
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2025	March 31, 2026
Consumer
Retail installment contracts, gross	$80,584	$78,926
Finance leases, gross	9,274	9,102
Retail financing, gross	89,858	88,028
Unearned interest supplements from Ford and affiliated companies	(4,486)	(4,266)
Consumer finance receivables	85,372	83,762

Non-Consumer
Dealer financing	32,933	31,493
Other financing	2,402	2,731
Non-Consumer finance receivables	35,335	34,224
Total recorded investment	$120,707	$117,986

Recorded investment in finance receivables	$120,707	$117,986
Allowance for credit losses	(911)	(937)
Total finance receivables, net	$119,796	$117,049

Net finance receivables subject to fair value (a)	$111,039	$108,478
Fair value (b)	111,716	108,891
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the first quarter of 2025 and 2026 was $137 million and $155 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2025 and March 31, 2026, accrued interest was $315 million and $294 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The credit quality analysis of consumer receivables at March 31, 2026 and gross charge-offs during the period ended March 31, 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2022	2022	2023	2024	2025	2026	Total	Percent
Consumer
31-60 days past due	$96	$118	$199	$259	$199	$13	$884	1.1%
Greater than 60 days past due	30	39	59	76	58	—	262	0.3
Total past due	126	157	258	335	257	13	1,146	1.4
Current	2,452	5,166	12,928	24,290	30,656	7,124	82,616	98.6
Total	$2,578	$5,323	$13,186	$24,625	$30,913	$7,137	$83,762	100.0%
Gross charge-offs	$21	$27	$48	$65	$36	$—	$197
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

The credit quality analysis of dealer financing receivables at March 31, 2026 and gross charge-offs during the period ended March 31, 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2022	2022	2023	2024	2025	2026	Total	Wholesale Loans	Total	Percent
Group I	$289	$30	$145	$83	$173	$128	$848	$26,149	$26,997	85.7%
Group II	34	3	34	47	24	34	176	3,673	3,849	12.2
Group III	1	—	1	2	1	7	12	621	633	2.0
Group IV	—	—	—	—	1	—	1	13	14	0.1
Total (a)	$324	$33	$180	$132	$199	$169	$1,037	$30,456	$31,493	100.0%
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$5	$5
__________
(a)Total past due dealer financing receivables at March 31, 2026 were $5 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At March 31, 2026, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended March 31 was as follows (in millions):

	First Quarter 2025			First Quarter 2026
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$860	$4	$864	$902	$9	$911
Charge-offs	(166)	(1)	(167)	(197)	(5)	(202)
Recoveries	40	—	40	46	1	47
Provision for credit losses	135	5	140	169	3	172
Other (a)	3	1	4	9	—	9
Ending balance	$872	$9	$881	$929	$8	$937

__________
(a)Includes gains/(losses) on unguaranteed residuals on retail balloon and finance lease receivables as well as amounts related to foreign currency translation adjustments.

During the first quarter of 2026, the allowance for credit losses increased $26 million, reflecting expected losses on our Europe segment’s consumer product portfolio, offset partially by lower U.S. consumer receivables.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2025	March 31, 2026
Vehicles, at cost (a)	$30,639	$31,348
Accumulated depreciation	(4,137)	(4,318)
Net investment in operating leases	$26,502	$27,030
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

	December 31, 2025
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	March 31, 2026
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.8	$36.9	$(0.3)	$36.6	$30.9
Wholesale financing	0.2	18.7	—	18.7	9.0
Finance receivables	2.0	55.6	(0.3)	55.3	39.9
Net investment in operating leases	0.6	14.4	—	14.4	9.3
Total VIE	$2.6	$70.0	$(0.3)	$69.7	$49.2

Non-VIE
Retail financing	$0.4	$6.1	$(0.1)	$6.0	$5.7
Wholesale financing	—	0.3	—	0.3	0.3
Finance receivables	0.4	6.4	(0.1)	6.3	6.0
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.4	$6.4	$(0.1)	$6.3	$6.0

Total securitization transactions
Retail financing	$2.2	$43.0	$(0.4)	$42.6	$36.6
Wholesale financing	0.2	19.0	—	19.0	9.3
Finance receivables	2.4	62.0	(0.4)	61.6	45.9
Net investment in operating leases	0.6	14.4	—	14.4	9.3
Total securitization transactions	$3.0	$76.4	$(0.4)	$76.0	$55.2
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates, and foreign currency exchange rates. To manage these risks, we enter into derivative and nonderivative contracts and have elected to apply hedge accounting to certain of these instruments. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended March 31 were as follows (in millions):

	First Quarter
	2025	2026
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(48)	$(7)
Fair value changes on hedging instruments	329	(178)
Fair value changes on hedged debt	(324)	170
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(25)	(12)
Fair value changes on hedging instruments	146	(203)
Fair value changes on hedged debt	(136)	204
Derivatives not designated as hedging instruments
Interest rate contracts	(45)	91
Foreign currency exchange contracts (a)	(10)	29
Cross-currency interest rate swap contracts	102	(90)
Total	$(11)	$4
__________
(a)Reflects forward contracts between us and an affiliated company.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

Derivative assets and liabilities are reported on our consolidated balance sheets at fair value and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not a direct measure of our financial exposure. We also enter into master agreements with counterparties that may allow for netting of exposures in the event of default or breach of the counterparty agreement. Collateral represents cash received or paid under reciprocal arrangements that we have entered into with our derivative counterparties, which we do not use to offset our derivative assets and liabilities.

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2025			March 31, 2026
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$18,582	$374	$220	$21,437	$225	$244
Cross-currency interest rate swap contracts	4,158	383	5	5,050	247	69
Derivatives not designated as hedging instruments
Interest rate contracts	87,293	364	619	88,018	439	470
Foreign currency exchange contracts (a)	6,566	28	75	6,203	59	41
Cross-currency interest rate swap contracts	7,121	379	28	5,912	238	33
Total derivative financial instruments, gross (b) (c)	$123,720	$1,528	$947	$126,620	$1,208	$857
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $3.5 billion and $3.4 billion in notional amounts and $24 million and $37 million in both assets and liabilities at December 31, 2025 and March 31, 2026, respectively.
(b)At December 31, 2025 and March 31, 2026, we held collateral of $5 million and $4 million, respectively, and we posted collateral of $102 million and $111 million, respectively.
(c)At December 31, 2025 and March 31, 2026, the fair value of assets and liabilities available for counterparty netting was $610 million and $570 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Nonderivative Hedging Instruments

In the first quarter of 2026, we designated a foreign-denominated debt issuance as a net investment hedge to manage the foreign currency risk of a portion of our investment in a foreign subsidiary with non-U.S. dollar functional currency. The designated balance of $839 million at March 31, 2026 is reported in Debt on our consolidated balance sheets. The cumulative foreign currency remeasurement gains and losses on the designated debt are recorded in Accumulated other comprehensive income/(loss), offsetting translation adjustments on the investment. Upon the sale or substantial liquidation of our investment in the foreign subsidiary, gains and losses are reclassified to Other income/(loss), net. For the first quarter of 2026, a $28 million gain was recognized in Foreign currency translation gains/(losses) on our consolidated statements of comprehensive income, net of tax, and no amount was reclassified to income.

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

Other assets were as follows (in millions):

	December 31, 2025	March 31, 2026
Prepaid reinsurance premiums and other reinsurance recoverables	$992	$1,003
Accrued interest and other non-finance receivables	648	671
Deferred tax assets	512	695
Collateral held for resale, at net realizable value	477	473
Property and equipment, net of accumulated depreciation (a)	338	335
Investment in non-consolidated affiliates	180	199
Restricted cash	107	113
Operating lease assets	38	35
Other	297	318
Total other assets	$3,589	$3,842
__________
(a)Accumulated depreciation was $446 million and $450 million at December 31, 2025 and March 31, 2026, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2025	March 31, 2026
Interest payable	$1,183	$1,179
Unearned insurance premiums and fees	1,134	1,147
Income tax and related interest (a)	225	225
Payroll and employee benefits	104	61
Operating lease liabilities	41	37
Other	493	444
Total other liabilities and deferred revenue	$3,180	$3,093
__________
(a)Includes tax payable to affiliated companies of $71 million and $132 million at December 31, 2025 and March 31, 2026, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual
	December 31, 2025	March 31, 2026	2025	2026
Short-term debt
Unsecured debt
Floating rate demand notes	$12,950	$12,853
Other short-term debt	3,478	2,342
Asset-backed debt (a)	1,922	882
Total short-term debt	18,350	16,077	3.7%	3.4%
Long-term debt
Unsecured debt
Notes payable within one year	13,625	12,345
Notes payable after one year	52,357	55,384
Asset-backed debt (a)
Notes payable within one year	19,831	19,137
Notes payable after one year	37,741	35,283
Unamortized (discount)/premium and issuance costs	(247)	(255)
Fair value adjustments (b)	(240)	(440)
Total long-term debt	123,067	121,454	4.7%	4.7%
Total debt	$141,417	$137,531	4.6%	4.6%

Fair value of debt (c)	$144,213	$139,329
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(319) million and $(251) million at December 31, 2025 and March 31, 2026, respectively. The carrying value of hedged debt was $41.7 billion and $44.7 billion at December 31, 2025 and March 31, 2026, respectively.
(c)At December 31, 2025 and March 31, 2026, the fair value of debt includes $16.4 billion and $15.2 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on our consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended March 31 were as follows (in millions):

	First Quarter
	2025	2026
Gains/(losses) on derivatives	$192	$(96)
Currency revaluation gains/(losses)	(224)	168
Interest and investment income	103	74
Other	(6)	10
Total other income/(loss), net	$65	$156

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at March 31 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
First Quarter 2025
Total revenue	$2,949	$372	$99	$3,420	$—	$3,420
Total revenue less:
Depreciation on vehicles subject to operating leases	598	7	—	605	—	605
Interest expense	1,481	195	53	1,729	61	1,790
Provision for credit losses	112	9	19	140	—	140
Other segment items (a)	287	75	24	386	(81)	305
Income before income taxes	$471	$86	$3	$560	$20	$580
Other segment disclosures:
Net finance receivables and net investment in operating leases	$117,362	$20,472	$3,721	$141,555	$—	$141,555
Total assets	127,299	23,478	4,146	154,923	—	154,923

First Quarter 2026
Total revenue	$3,085	$410	$90	$3,585	$—	$3,585
Total revenue less:
Depreciation on vehicles subject to operating leases	680	16	—	696	—	696
Interest expense	1,427	186	47	1,660	59	1,719
Provision for credit losses	109	54	9	172	—	172
Other segment items (a)	283	72	13	368	(153)	215
Income before income taxes	$586	$82	$21	$689	$94	$783
Other segment disclosures:
Net finance receivables and net investment in operating leases	$119,514	$21,329	$3,236	$144,079	$—	$144,079
Total assets	130,798	24,115	3,628	158,541	—	158,541

__________
(a)Other items consists of Operating expenses, Insurance expenses, and Other income/(loss), net.

.

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

The maximum potential payments under these guarantees and limited indemnities totaled $63 million and $67 million at December 31, 2025 and March 31, 2026, respectively. Of these values, $16 million and $20 million at December 31, 2025 and March 31, 2026, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2025 or March 31, 2026.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

U.K. Regulatory Update

In 2024, the U.K. Financial Conduct Authority (“FCA”) launched an industrywide review into the historical use of Discretionary Commission Arrangements (“DCA”) between finance providers and dealers in the U.K. automotive finance industry. On March 30, 2026, the FCA published the Motor Finance Consumer Redress Scheme detailing final rules for industry-wide redress (the “Final Scheme”). Under the Final Scheme, lenders must compensate consumers who were not adequately informed about (i) a discretionary commission arrangement, (ii) a high commission, or (iii) a commercial tie between the lender and the dealer, on loans originated between April 2007 and October 2024, where an exception or exclusion does not apply. FCE Bank plc (“FCE”) ceased using any DCA model from 2018, up to which time the use of the DCA model had been substantially limited to used vehicle retail finance agreements. The Final Scheme provides that consumer payments may begin as early as August 2026 and continue into early 2028. We have determined our reserve remains adequate and our first quarter 2026 earnings before taxes (“EBT”) does not reflect any incremental charges related to the Final Scheme.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Definitions and Information Regarding Causal Factors

In general, we measure period-over-period changes in EBT using the causal factors listed below:

•Volume and Mix – Volume and Mix are primarily reflected within Net financing margin on our consolidated income statements.
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

•Financing Margin – Financing Margin is reflected within Net financing margin on our consolidated income statements.
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

•Credit Loss – Credit Loss is reflected within Provision for credit losses on our consolidated income statements.
◦Credit loss is the change in the provision for credit losses at prior period exchange rates. For analysis purposes, management splits the provision for credit losses into net charge-offs and the change in the allowance for credit losses.
◦Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in forward looking macroeconomic conditions. For additional information, refer to the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2025 Form 10-K Report.

•Lease Residual – Lease Residual is primarily reflected within Depreciation on vehicles subject to operating leases on our consolidated income statements.
◦Lease residual measures changes to residual performance at prior period exchange rates. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.
◦Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value (which includes both base and accumulated supplemental depreciation) of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the expected auction value at the end of the lease term and changes in our estimate of the number of vehicles that will be returned to us and sold. Depreciation on vehicles subject to operating leases includes early termination losses on operating leases due to customer default events. For additional information, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2025 Form 10-K Report.

•Exchange – Reflects changes in EBT driven by the effects of converting functional currency income to U.S. dollars.

•Other – Primarily includes Operating expenses, Other revenue, Insurance expenses, and Other income/(loss), net on our consolidated income statements at prior period exchange rates.
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

Taxes

Our Provision for/(Benefit from) income taxes for the first quarter of 2026 was a provision of $108 million, resulting in an effective tax rate of 13.8%.

During the second quarter of 2026, we anticipate recognizing a tax benefit of about $400 million arising from legal entity restructuring of our United States vehicle leasing operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	First Quarter
GAAP Financial Measures	2025	2026	H / (L)
Total net receivables ($B)	$141.6	$144.1	$2.5
Loss-to-receivables (bps) (a)	63	72	9
Auction values (b)	$31,390	$31,655	1%
EBT ($M)	$580	$783	$203
ROE (%)	12.3%	18.2%	5.9 ppts

Other Balance Sheet Metrics
Debt ($B)	$134.3	$137.5	$3.2
Net liquidity ($B)	$29.5	$29.8	$0.3
Financial statement leverage (to 1)	9.5	9.5	—
__________
(a)United States retail financing only.
(b)United States portfolio off-lease auction values at Q1 2026 mix.

First Quarter 2026 Compared with First Quarter 2025

The following table shows the factors that contributed to first quarter 2026 EBT (in millions):

Change in EBT by Causal Factor
First quarter 2025 EBT	$580
Volume / mix	15
Financing margin	88
Credit loss	(24)
Lease residual	16
Exchange	20
Other	88
First quarter 2026 EBT	$783

Total net receivables were $144.1 billion, $2.5 billion or 2% higher than a year ago, explained primarily by a larger operating lease portfolio and exchange, offset partially by lower non-consumer financing. The first quarter 2026 U.S. LTR ratio of 72 basis points increased from a year ago, primarily reflecting higher repossessions. U.S. auction values increased 1% year over year, reflecting strong customer demand.

Our first quarter 2026 EBT of $783 million was $203 million higher than a year ago, explained primarily by higher financing margin, favorable derivative market valuation adjustments (included in Other), and exchange, offset partially by higher credit losses. ROE was 18.2%, 5.9 percentage points higher than a year ago, primarily reflecting higher net income. At the end of the first quarter of 2026, we had $29.8 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended March 31 are shown below (in millions):

	First Quarter
	2025	2026	H / (L)
Results
United States and Canada segment	$471	$586	$115
Europe segment	86	82	(4)
All Other segment	3	21	18
Total segments	$560	$689	$129
Unallocated Other	20	94	74
Earnings before taxes	$580	$783	$203
(Provision for)/Benefit from income taxes	(156)	(108)	48
Net income	$424	$675	$251

For additional information, see Note 11 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment first quarter 2026 EBT of $586 million was $115 million higher than first quarter 2025, explained primarily by higher financing margin, favorable volume and mix, and favorable lease residual performance.

Europe Segment

The Europe segment first quarter 2026 EBT of $82 million was $4 million lower than first quarter 2025, explained primarily by higher credit loss, offset partially by higher financing margin.

All Other Segment

The All Other segment first quarter 2026 EBT of $21 million was $18 million higher than first quarter 2025, explained primarily by lower credit loss, favorable exchange, and lower operating expenses.

Unallocated Other

Unallocated Other was a $94 million gain in first quarter 2026, $74 million higher than first quarter 2025, primarily reflecting an increase in favorable derivative market valuation adjustments compared to prior year.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	First Quarter
	2025	2026
Share of Ford and Lincoln Sales (a)
United States	38%	39%
Canada	68	74
United Kingdom	29	25
Germany	41	47
China	15	29

Wholesale Share
United States	71%	72%
United Kingdom	100	100
Germany	91	85
China	58	68

Contract Placement Volume - New and Used (000)
United States	159	158
Canada	32	32
United Kingdom	20	16
Germany	17	18
China	7	10
__________
(a)United States and Canada exclude fleet sales, other markets include fleet.

United States contract placement volumes in the first quarter of 2026 were lower compared to a year ago, primarily reflecting lower Ford deliveries offset partially by higher Ford Credit share. Canada contract placement volumes in the first quarter of 2026 were unchanged compared to a year ago, reflecting lower Ford deliveries offset by higher Ford Credit share. United Kingdom contract placement volumes in the first quarter of 2026 were lower than a year ago, reflecting lower Ford Credit share and Ford deliveries. Germany contract placement volumes in the first quarter of 2026 were higher than a year ago, reflecting higher Ford Credit share, offset partially by lower Ford deliveries. China contract placement volumes in the first quarter of 2026 were higher than a year ago, reflecting higher Ford Credit share partially offset by lower Ford deliveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	March 31, 2025	December 31, 2025	March 31, 2026
Net Receivables
United States and Canada Segment
Consumer financing	$66.6	$68.4	$67.1
Non-Consumer financing	28.7	26.1	26.0
Net investment in operating leases	22.1	25.8	26.4
Total United States and Canada Segment	$117.4	$120.3	$119.5

Europe Segment
Consumer financing	$12.8	$13.9	$13.6
Non-Consumer financing	7.4	7.8	7.1
Net investment in operating leases	0.3	0.7	0.6
Total Europe Segment	$20.5	$22.4	$21.3

All Other Segment
Consumer financing	$2.4	$2.2	$2.2
Non-Consumer financing	1.3	1.4	1.1
Net investment in operating leases	—	—	—
Total Other Segment	$3.7	$3.6	$3.3

Total net receivables	$141.6	$146.3	$144.1

At March 31, 2025, December 31, 2025, and March 31, 2026, total net receivables includes consumer receivables before allowance for credit losses of $43.9 billion, $43.8 billion, and $43.0 billion, respectively, and non-consumer receivables before allowance for credit losses of $22.5 billion, $20.3 billion, and $19.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2025, December 31, 2025, and March 31, 2026, total net receivables includes net investment in operating leases of $13.2 billion, $13.6 billion, and $14.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2025 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at March 31, 2026 were $2.5 billion higher compared with March 31, 2025, explained primarily by a larger operating lease portfolio and exchange, offset partially by lower non-consumer financing. Total net receivables at March 31, 2026 were $2.2 billion lower compared with December 31, 2025, explained primarily by lower non-consumer and consumer financing, and exchange, offset partially by a larger operating lease portfolio.

Our operating lease portfolio was 19% of total net receivables at March 31, 2026. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 98% of our total operating lease portfolio.

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

	First Quarter
	2025	2026
Origination Metrics
Retail & lease average placement FICO	749	748
Retail & lease higher risk portfolio mix (%)	3%	3%
Retail greater than or equal to 84 months placement mix (%)	12%	14%
Retail average placement term (months)	65	65

Our first quarter 2026 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 3% of our portfolio and has been stable for over 15 years.

Retail financing contracts of 84 months and longer increased by 2 percentage points, reflecting changes in Ford’s marketing programs. Retail average placement term remained unchanged compared to a year ago. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 69% of our worldwide consumer finance receivables at March 31, 2026.

	First Quarter
	2025	2026
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies) (%)	0.19%	0.21%
Repossessions (000)	6	7
Repossession ratio (%)	1.20%	1.40%
Loss severity (000) (a)	$17.2	$17.5
Net charge-offs ($M)	$97	$108
LTR ratio (%) (b)	0.63%	0.72%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Our first quarter 2026 repossession ratio increased from a year ago by 20 basis points. Loss severity increased from a year ago, reflecting an increase in new vehicle prices and the associated higher average amount financed. Our first quarter 2026 LTR ratio of 0.72% increased from a year ago, primarily driven by higher repossessions. This increase in LTR ratio is aligned with our expectations and is reflected in our credit loss reserves.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	First Quarter
	2025	2026
Net charge-offs ($M)	$127	$155
LTR ratio (%) (a)	0.42%	0.51%
Credit loss reserve ($M)	$881	$937
Reserve as percent of EOP Receivables (%) (a)	0.71%	0.77%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the first quarter of 2026 increased from a year ago, primarily driven by higher repossessions.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at March 31, 2026 is higher than a year ago, primarily reflecting expected losses on our Europe segment’s consumer product portfolio. See Note 4 of our Notes to the Financial Statements for more information.

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2025 Form 10-K Report.

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 74% of our total net investment in operating leases at March 31, 2026.

	First Quarter
	2025	2026
Lease Share of Retail Sales (%)
Ford Credit	15%	16%
Industry (a)	23%	24%

Placement Volume (000)
24-Month	6	2
36-Month	35	31
39-Month / other	12	20
Total	53	53

Residual Performance
Return rates (%)	48%	48%
Return volume (000)	17	19
Off-lease auction values (b)	$31,390	$31,655
__________
(a)Source: J.D. Power PIN.
(b)United States portfolio off-lease auction values at Q1 2026 mix.

Our United States operating lease share of retail sales in the first quarter of 2026 was higher compared with a year ago and remains below the industry, reflecting Ford marketing programs and the Ford sales mix. Our first quarter 2026 total lease placement volumes were flat compared to a year ago, reflecting lower Ford deliveries offset by higher Ford Credit lease share.

Lease return rates remain unchanged from prior year as customers and dealers are electing to purchase off-lease vehicles. Auction values increased 1% year over year, reflecting strong customer demand.

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

There have been no rating actions taken by these NRSROs since the filing of our 2025 Form 10-K Report.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets, and ended the first quarter of 2026 with $29.8 billion of liquidity, up $5.2 billion from year-end. We continue to have robust access to capital markets, completing $11 billion of public term issuances through April 28, 2026.

Key elements of our funding strategy include:

•Maintain strong liquidity and funding diversity
•Prudently access public markets
•Continue to leverage retail deposits in Europe
•Flexibility to increase ABS mix as needed; preserving assets and committed capacity
•Target financial statement leverage of 9:1 to 10:1
•Maintain self-liquidating balance sheet

Our liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet our business and funding requirements. We regularly stress test our balance sheet and liquidity to ensure that we continue to meet our financial obligations through economic cycles.

The following table shows funding for our net receivables (in billions):

Funding Structure	March 31, 2025	December 31, 2025	March 31, 2026
Term unsecured debt	$63.2	$63.4	$64.2
Term asset-backed securities	52.8	59.5	55.2
Retail deposits / Ford Interest Advantage	18.3	18.5	18.1
Other	0.7	(0.6)	0.1
Equity	14.1	14.8	14.5
Cash	(7.5)	(9.3)	(8.0)
Total Net Receivables	$141.6	$146.3	$144.1

Securitized Funding as a percent of Total Debt	39.3%	42.0%	40.2%

Net receivables of $144.1 billion at March 31, 2026 were funded primarily with term unsecured debt and term asset-backed securities. Securitized funding as a percent of total debt was 40.2% as of March 31, 2026.

Public Term Funding Plan

The following table shows our issuances for full year 2024 and 2025, planned issuances for full year 2026, and our global public term funding issuances through April 28, 2026, excluding short-term funding programs (in billions):

	2024 Actual	2025 Actual	2026 Forecast	Through April 28
Unsecured	$17	$13	$ 11 - 14	$7
Securitizations	16	13	13 - 16	4
Total public	$33	$26	$ 24 - 30	$11

For 2026, we continue to project full year public term funding in the range of $24 billion to $30 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	March 31, 2025	December 31, 2025	March 31, 2026
Liquidity Sources
Cash	$7.5	$9.3	$8.0
Committed asset-backed facilities	43.0	43.6	43.2
Other unsecured credit facilities	1.7	1.5	1.5
Total liquidity sources	$52.2	$54.4	$52.7

Utilization of Liquidity
Securitization and restricted cash	$(3.0)	$(3.0)	$(3.1)
Committed asset-backed facilities	(19.3)	(26.4)	(20.0)
Other unsecured credit facilities	(0.6)	(0.6)	(0.2)
Total utilization of liquidity	$(22.9)	$(30.0)	$(23.3)

Available liquidity	$29.3	$24.4	$29.4
Other adjustments	0.2	0.2	0.4
Net liquidity available for use	$29.5	$24.6	$29.8

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At March 31, 2026, our net liquidity available for use was $29.8 billion, $5.2 billion higher than year-end 2025, reflecting strong access to public funding markets. At March 31, 2026, our liquidity sources totaled $52.7 billion, down $1.7 billion from year-end 2025, primarily explained by lower cash.

Cash.  At March 31, 2026, our cash totaled $8.0 billion, compared with $9.3 billion at year-end 2025.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from overnight to six months, and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.0 billion and $3.1 billion at December 31, 2025 and March 31, 2026, respectively.

Material Cash Requirements. Our material cash requirements include: (1) the purchase of retail financing and operating lease contracts from dealers and providing wholesale financing for dealers to finance new and used vehicles; and (2) debt repayments (for additional information on debt, see the “Balance Sheet Liquidity Profile” section in Item 7 and Note 9 of the Notes to the Financial Statements in our 2025 Form 10-K Report). In addition, subject to approval by our Board of Directors, shareholder distributions may require the expenditure of a material amount of cash. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, e.g., legal contingencies, uncertain tax positions, and other matters.

We plan to utilize our liquidity (as described above) and our cash flows from business operations to fund our material cash requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At March 31, 2026, our committed capacity totaled $44.7 billion, compared with $45.1 billion at December 31, 2025. Our committed capacity is primarily comprised of commitments from banks and bank-sponsored asset-backed commercial paper conduits and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of banks and bank-sponsored asset-backed commercial paper conduits. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $43.2 billion ($26.4 billion of retail financing, $10.9 billion of operating leases, and $5.9 billion of wholesale financing) at March 31, 2026. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $11.2 billion having maturities within the next twelve months and the remaining balance having maturities through second quarter 2029. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At March 31, 2026, $20.0 billion of these commitments were in use and we had $0.1 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of March 31, 2026, Ford Bank GmbH (“Ford Bank”) had liquidity of €195 million (equivalent to $224 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At March 31, 2026, we and our subsidiaries had $1.5 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At March 31, 2026, $1.3 billion was available for use.

At March 31, 2026, all £585 million (equivalent to $775 million) was available for use under FCE’s Credit Agreement and €160 million (equivalent to $184 million) was available for use under Ford Bank’s €210 million (equivalent to $241 million) Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2028.

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

Funding and Liquidity Risks

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets, that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory changes on the financial markets. Refer to the “Funding and Liquidity Risks” section of Item 7 of Part II of our 2025 Form 10-K Report for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for finance receivable and operating lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity.

The following table shows the calculation of our financial statement leverage (in billions):

	March 31, 2025	December 31, 2025	March 31, 2026
Leverage Calculation
Debt	$134.3	$141.4	$137.5
Equity	$14.1	$14.8	$14.5
Financial statement leverage (to 1)	9.5	9.6	9.5

We plan our financial statement leverage by considering market conditions and the risk characteristics of our business. At March 31, 2026, our financial statement leverage was 9.5:1. We target financial statement leverage in the range of 9:1 to 10:1.

During the first quarter of 2026, we paid $950 million in cash distributions to our parent.

Outlook

We continue to expect full year 2026 EBT to be about $2.5 billion.

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
•The impact of government incentives on Ford’s business have been and could continue to be significant, and Ford’s receipt of government incentives could be subject to reduction, termination, or clawback;
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

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake, and expressly disclaim to the extent permitted by law, any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion, see “Item 1A. Risk Factors” in our 2025 Form 10-K Report, as updated by our subsequent Quarterly Reports on Form 10‑Q and Current Reports on Form 8-K.

Accounting Standards Issued But Not Yet Adopted

For a discussion of recent accounting standards, see Note 2 of our Notes to the Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In our 2025 Form 10-K Report, we discuss in greater detail our market risk, counterparty risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2026, all else constant, such a decrease in interest rates would decrease our pre-tax cash flow by $66 million over the next 12 months, compared with a decrease of $38 million at December 31, 2025. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2026, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	April 29, 2026