Form 10-Q
period 2026-06-30
FORD MOTOR CREDIT CO LLC
filed 2026-07-29
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
3.350% Notes due Nine Months or More from the Date of Issue due August 20, 2026	F/26N	New York Stock Exchange
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
3.622% Notes due July 27, 2028*	F/28H	New York Stock Exchange
5.625% Notes due October 9, 2028*	F/28D	New York Stock Exchange
4.165% Notes due November 21, 2028*	F/28E	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
3.305% Notes due May 17, 2029*	F/29G	New York Stock Exchange
3.778% Notes due September 16, 2029*	F/29E	New York Stock Exchange
4.445% Notes due February 14, 2030*	F/30D	New York Stock Exchange
5.780% Notes due April 30, 2030*	F/30A	New York Stock Exchange
4.066% Notes due August 21, 2030*	F/30F	New York Stock Exchange
4.480% Notes due July 8, 2031*	F/31E	New York Stock Exchange
6.184% Notes due August 29, 2031*	F/31C	New York Stock Exchange
4.448% Notes due September 16, 2032*	F/32A	New York Stock Exchange
6.120% Notes due December 16, 2032*	F/32B	New York Stock Exchange
4.087% Notes due February 17, 2033*	F/33B	New York Stock Exchange
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
For the Quarter Ended June 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended June 30,
	2025	2026	2025	2026
	Second Quarter		First Half
	(unaudited)
Financing revenue
Operating leases	$1,176	$1,374	$2,307	$2,720
Retail financing	1,539	1,562	3,049	3,146
Dealer financing	661	538	1,330	1,078
Other financing	45	44	83	85
Total financing revenue	3,421	3,518	6,769	7,029
Depreciation on vehicles subject to operating leases	(603)	(689)	(1,208)	(1,385)
Interest expense	(1,759)	(1,693)	(3,549)	(3,412)
Net financing margin	1,059	1,136	2,012	2,232
Other revenue
Insurance premiums earned	42	39	90	82
Fee based revenue and other	23	21	47	52
Total financing margin and other revenue	1,124	1,196	2,149	2,366
Expenses
Operating expenses	443	361	796	729
Provision for credit losses (Note 4)	114	150	254	322
Insurance expenses	47	38	64	41
Total expenses	604	549	1,114	1,092

Other income/(loss), net (Note 10)	125	110	190	266

Income before income taxes	645	757	1,225	1,540
Provision for/(Benefit from) income taxes	102	(318)	258	(210)
Net income	$543	$1,075	$967	$1,750

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended June 30,
	2025	2026	2025	2026
	Second Quarter		First Half
	(unaudited)
Net income	$543	$1,075	$967	$1,750
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	371	(22)	513	(84)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	—	7	—
Comprehensive income/(loss)	$914	$1,053	$1,487	$1,666

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2025	June 30, 2026
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,270	$8,426
Marketable securities (Note 3)	784	788
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	111,039	107,184
Finance leases	8,757	8,344
Total finance receivables, net of allowance for credit losses of $911 and $968 (Note 4)	119,796	115,528
Net investment in operating leases (Note 5)	26,502	27,637
Notes and accounts receivable from affiliated companies	984	723
Derivative financial instruments (Note 7)	1,528	1,072
Other assets (Note 8)	3,589	4,334
Total assets	$162,453	$158,508

LIABILITIES
Accounts payable (including to affiliated companies of $481 and $822)	$1,445	$1,759
Debt (Note 9)	141,417	137,348
Deferred income taxes	660	821
Derivative financial instruments (Note 7)	947	853
Other liabilities and deferred revenue (Note 8)	3,180	3,132
Total liabilities	147,649	143,913

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(695)	(779)
Retained earnings	10,333	10,208
Total shareholder’s interest	14,804	14,595
Total liabilities and shareholder’s interest	$162,453	$158,508

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in our consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2025	June 30, 2026
	(unaudited)
ASSETS
Cash and cash equivalents	$2,523	$2,510
Finance receivables, net	55,773	54,358
Net investment in operating leases	13,572	12,818
Derivative financial instruments	21	42

LIABILITIES
Debt	$52,054	$49,319
Derivative financial instruments	40	20

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2024	$5,166	$(1,217)	$9,808	$13,757
Net income	—	—	424	424
Other comprehensive income/(loss), net of tax	—	149	—	149
Distributions declared	—	—	(200)	(200)
Balance at March 31, 2025	$5,166	$(1,068)	$10,032	$14,130
Net income	—	—	543	543
Other comprehensive income/(loss), net of tax	—	371	—	371
Distributions declared	—	—	(500)	(500)
Balance at June 30, 2025	$5,166	$(697)	$10,075	$14,544

Balance at December 31, 2025	$5,166	$(695)	$10,333	$14,804
Net income	—	—	675	675
Other comprehensive income/(loss), net of tax	—	(62)	—	(62)
Distributions declared	—	—	(950)	(950)
Balance at March 31, 2026	$5,166	$(757)	$10,058	$14,467
Net income	—	—	1,075	1,075
Other comprehensive income/(loss), net of tax	—	(22)	—	(22)
Distributions declared	—	—	(925)	(925)
Balance at June 30, 2026	$5,166	$(779)	$10,208	$14,595

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended June 30,
	2025	2026
	First Half
	(unaudited)
Cash flows from operating activities
Net income	$967	$1,750
Provision for credit losses	254	322
Depreciation and amortization	1,541	1,754
Amortization of upfront interest supplements	(1,287)	(1,282)
Net change in deferred income taxes	195	(344)
Net change in other assets	(56)	(240)
Net change in other liabilities	379	298
All other operating activities	13	(52)
Net cash provided by/(used in) operating activities	2,006	2,206

Cash flows from investing activities
Purchases of finance receivables	(17,705)	(17,724)
Principal collections of finance receivables	20,025	20,746
Purchases of operating lease vehicles	(5,793)	(6,517)
Proceeds from termination of operating lease vehicles	3,193	3,721
Net change in wholesale receivables and other short-duration receivables	3,001	1,354
Purchases of marketable securities and other investments	(202)	(160)
Proceeds from sales and maturities of marketable securities and other investments	176	145
Settlements of derivatives	(214)	(67)
All other investing activities	(62)	(44)
Net cash provided by/(used in) investing activities	2,419	1,454

Cash flows from financing activities
Proceeds from issuances of long-term debt	20,468	24,463
Payments of long-term debt	(23,902)	(25,023)
Net change in short-term debt	(1,302)	(1,941)
Cash distributions to parent	(700)	(1,875)
All other financing activities	(52)	(60)
Net cash provided by/(used in) financing activities	(5,488)	(4,436)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	271	(69)

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(792)	$(845)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$9,360	$9,377
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(792)	(845)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$8,568	$8,532

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

Ford Credit and certain of its subsidiaries are disregarded entities for United States income tax purposes. Our provision for income taxes includes only income tax liabilities for Ford Credit entities recognized as taxable within a jurisdiction.

Our Provision for/(Benefit from) income taxes for the second quarter and first half of 2026 was a benefit of $318 million and $210 million, respectively, resulting in negative effective tax rates of 42.0% and 13.6%, respectively. These rates were driven by a benefit of $417 million in the second quarter resulting from legal entity restructuring of our United States vehicle leasing operations.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our consolidated balance sheets as follows (in millions):

	Fair Value Level	December 31, 2025	June 30, 2026
Cash and cash equivalents
United States government	1	$70	$84
United States government agencies	2	400	—
Non-United States government and agencies	2	1,082	642
Corporate debt	2	780	772
Total marketable securities classified as cash equivalents		2,332	1,498
Cash, time deposits, and money market funds		6,938	6,928
Total cash and cash equivalents		$9,270	$8,426

Marketable securities
United States government	1	$224	$227
Non-United States government and agencies	2	91	93
Corporate debt	2	269	269
Other marketable securities	2	200	199
Total marketable securities		$784	$788

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in our consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2025	June 30, 2026
Cash and cash equivalents	$9,270	$8,426
Restricted cash (a)	107	106
Total cash, cash equivalents, and restricted cash	$9,377	$8,532
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2025	June 30, 2026
Consumer
Retail installment contracts, gross	$80,584	$77,607
Finance leases, gross	9,274	8,890
Retail financing, gross	89,858	86,497
Unearned interest supplements from Ford and affiliated companies	(4,486)	(3,934)
Consumer finance receivables	85,372	82,563

Non-Consumer
Dealer financing	32,933	31,342
Other financing	2,402	2,591
Non-Consumer finance receivables	35,335	33,933
Total recorded investment	$120,707	$116,496

Recorded investment in finance receivables	$120,707	$116,496
Allowance for credit losses	(911)	(968)
Total finance receivables, net	$119,796	$115,528

Net finance receivables subject to fair value (a)	$111,039	$107,184
Fair value (b)	111,716	107,304
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the second quarter of 2025 and 2026 was $148 million and $152 million, respectively, and for the first half of 2025 and 2026 was $285 million and $307 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2025 and June 30, 2026, accrued interest was $315 million and $286 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The credit quality analysis of consumer receivables at June 30, 2026 and gross charge-offs during the first half of 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2022	2022	2023	2024	2025	2026	Total	Percent
Consumer
31-60 days past due	$74	$99	$175	$233	$199	$52	$832	1.0%
Greater than 60 days past due	30	39	62	84	71	13	299	0.4
Total past due	104	138	237	317	270	65	1,131	1.4
Current	1,729	4,193	10,943	21,899	28,187	14,481	81,432	98.6
Total	$1,833	$4,331	$11,180	$22,216	$28,457	$14,546	$82,563	100.0%
Gross charge-offs	$32	$47	$83	$114	$79	$3	$358
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

The credit quality analysis of dealer financing receivables at June 30, 2026 and gross charge-offs during the first half of 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2022	2022	2023	2024	2025	2026	Total	Wholesale Loans	Total	Percent
Group I	$280	$28	$138	$78	$166	$149	$839	$26,076	$26,915	85.9%
Group II	34	3	34	47	24	29	171	3,554	3,725	11.9
Group III	6	—	—	1	1	6	14	659	673	2.1
Group IV	—	—	—	—	1	—	1	28	29	0.1
Total (a)	$320	$31	$172	$126	$192	$184	$1,025	$30,317	$31,342	100.0%
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$5	$5
__________
(a)Total past due dealer financing receivables at June 30, 2026 were $8 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At June 30, 2026, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended June 30 was as follows (in millions):

	Second Quarter 2025			Second Quarter 2026
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$872	$9	$881	$929	$8	$937
Charge-offs	(147)	(13)	(160)	(161)	—	(161)
Recoveries	45	—	45	48	4	52
Provision for credit losses	105	9	114	147	3	150
Other (a)	10	—	10	(10)	—	(10)
Ending balance	$885	$5	$890	$953	$15	$968

	First Half 2025			First Half 2026
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$860	$4	$864	$902	$9	$911
Charge-offs	(313)	(14)	(327)	(358)	(5)	(363)
Recoveries	85	—	85	94	5	99
Provision for credit losses	240	14	254	316	6	322
Other (a)	13	1	14	(1)	—	(1)
Ending balance	$885	$5	$890	$953	$15	$968

__________
(a)Includes gains/(losses) on unguaranteed residuals on retail balloon and finance lease receivables as well as amounts related to foreign currency translation adjustments.

During the second quarter and first half of 2026, the allowance for credit losses increased $31 million and $57 million, respectively, reflecting expected losses on our Europe segment’s consumer product portfolio, offset partially by lower U.S. consumer receivables.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2025	June 30, 2026
Vehicles, at cost (a)	$30,639	$32,014
Accumulated depreciation	(4,137)	(4,377)
Net investment in operating leases	$26,502	$27,637
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	June 30, 2026
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$36.1	$(0.3)	$35.8	$30.2
Wholesale financing	0.2	18.6	—	18.6	11.0
Finance receivables	1.9	54.7	(0.3)	54.4	41.2
Net investment in operating leases	0.6	12.8	—	12.8	8.1
Total VIE	$2.5	$67.5	$(0.3)	$67.2	$49.3

Non-VIE
Retail financing	$0.3	$6.4	$(0.1)	$6.3	$6.3
Wholesale financing	—	0.4	—	0.4	0.3
Finance receivables	0.3	6.8	(0.1)	6.7	6.6
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.8	$(0.1)	$6.7	$6.6

Total securitization transactions
Retail financing	$2.0	$42.5	$(0.4)	$42.1	$36.5
Wholesale financing	0.2	19.0	—	19.0	11.3
Finance receivables	2.2	61.5	(0.4)	61.1	47.8
Net investment in operating leases	0.6	12.8	—	12.8	8.1
Total securitization transactions	$2.8	$74.3	$(0.4)	$73.9	$55.9
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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2025	2026	2025	2026
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(44)	$(7)	$(92)	$(14)
Fair value changes on hedging instruments	235	(187)	564	(365)
Fair value changes on hedged debt	(219)	186	(543)	356
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(18)	(14)	(43)	(26)
Fair value changes on hedging instruments	358	(37)	504	(240)
Fair value changes on hedged debt	(339)	29	(475)	233
Derivatives not designated as hedging instruments
Interest rate contracts	(18)	1	(63)	92
Foreign currency exchange contracts (a)	(125)	47	(135)	76
Cross-currency interest rate swap contracts	246	16	348	(74)
Total	$76	$34	$65	$38
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2025			June 30, 2026
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$18,582	$374	$220	$22,422	$170	$336
Cross-currency interest rate swap contracts	4,158	383	5	6,330	234	72
Derivatives not designated as hedging instruments
Interest rate contracts	87,293	364	619	84,868	411	432
Foreign currency exchange contracts (a)	6,566	28	75	2,878	53	—
Cross-currency interest rate swap contracts	7,121	379	28	5,406	204	13
Total derivative financial instruments, gross (b) (c)	$123,720	$1,528	$947	$121,904	$1,072	$853
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $3.5 billion in notional amounts and $24 million in both assets and liabilities at December 31, 2025. The balances were zero for notional amounts, assets, and liabilities at June 30, 2026.
(b)At December 31, 2025 and June 30, 2026, we held collateral of $5 million and $4 million, respectively, and we posted collateral of $102 million and $90 million, respectively.
(c)At December 31, 2025 and June 30, 2026, the fair value of assets and liabilities available for counterparty netting was $610 million and $545 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Nonderivative Hedging Instruments

In the first quarter of 2026, we designated a foreign-denominated debt issuance as a net investment hedge to manage the foreign currency risk of a portion of our investment in a foreign subsidiary with a non-U.S. dollar functional currency. The designated balance of $831 million at June 30, 2026 is reported in Debt on our consolidated balance sheets. The cumulative foreign currency remeasurement gains and losses on the designated debt are recorded in Accumulated other comprehensive income/(loss), offsetting translation adjustments on the investment. Upon the sale or substantial liquidation of our investment in the foreign subsidiary, gains and losses are reclassified to Other income/(loss), net. For the second quarter and the first half of 2026, an $8 million gain and a $36 million gain, respectively, were recognized in Foreign currency translation gains/(losses) on our consolidated statements of comprehensive income, net of tax, and no amount was reclassified to income.

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

Other assets were as follows (in millions):

	December 31, 2025	June 30, 2026
Prepaid reinsurance premiums and other reinsurance recoverables	$992	$1,036
Deferred tax assets	512	1,034
Accrued interest and other non-finance receivables	648	743
Collateral held for resale, at net realizable value	477	517
Property and equipment, net of accumulated depreciation (a)	338	344
Investment in non-consolidated affiliates	180	200
Restricted cash	107	106
Operating lease assets	38	33
Other	297	321
Total other assets	$3,589	$4,334
__________
(a)Accumulated depreciation was $446 million and $463 million at December 31, 2025 and June 30, 2026, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2025	June 30, 2026
Unearned insurance premiums and fees	$1,134	$1,174
Interest payable	1,183	1,166
Income tax and related interest (a)	225	237
Payroll and employee benefits	104	77
Operating lease liabilities	41	35
Other	493	443
Total other liabilities and deferred revenue	$3,180	$3,132
__________
(a)Includes tax payable to affiliated companies of $71 million and $119 million at December 31, 2025 and June 30, 2026, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual
	December 31, 2025	June 30, 2026	2025	2026
Short-term debt
Unsecured debt
Floating rate demand notes	$12,950	$12,349
Other short-term debt	3,478	2,540
Asset-backed debt (a)	1,922	1,371
Total short-term debt	18,350	16,260	3.7%	3.5%
Long-term debt
Unsecured debt
Notes payable within one year	13,625	12,426
Notes payable after one year	52,357	54,881
Asset-backed debt (a)
Notes payable within one year	19,831	18,321
Notes payable after one year	37,741	36,254
Unamortized (discount)/premium and issuance costs	(247)	(252)
Fair value adjustments (b)	(240)	(542)
Total long-term debt	123,067	121,088	4.7%	4.7%
Total debt	$141,417	$137,348	4.6%	4.6%

Fair value of debt (c)	$144,213	$139,545
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(319) million and $(207) million at December 31, 2025 and June 30, 2026, respectively. The carrying value of hedged debt was $41.7 billion and $44.9 billion at December 31, 2025 and June 30, 2026, respectively.
(c)At December 31, 2025 and June 30, 2026, the fair value of debt includes $16.4 billion and $14.9 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on our consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2025	2026	2025	2026
Gains/(losses) on derivatives	$425	$(7)	$617	$(103)
Currency revaluation gains/(losses)	(411)	34	(635)	202
Interest and investment income	99	72	202	146
Other	12	11	6	21
Total other income/(loss), net	$125	$110	$190	$266

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at June 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
Second Quarter 2025
Total revenue	$3,014	$378	$94	$3,486	$—	$3,486
Total revenue less:
Depreciation on vehicles subject to operating leases	593	10	—	603	—	603
Interest expense	1,476	195	51	1,722	37	1,759
Provision for credit losses	88	15	11	114	—	114
Other segment items (a)	313	163	15	491	(126)	365
Income before income taxes	$544	$(5)	$17	$556	$89	$645

Second Quarter 2026
Total revenue	$3,109	$388	$81	$3,578	$—	$3,578
Total revenue less:
Depreciation on vehicles subject to operating leases	668	21	—	689	—	689
Interest expense	1,425	175	42	1,642	51	1,693
Provision for credit losses	77	59	14	150	—	150
Other segment items (a)	295	76	15	386	(97)	289
Income before income taxes	$644	$57	$10	$711	$46	$757

First Half 2025
Total revenue	$5,963	$750	$193	$6,906	$—	$6,906
Total revenue less:
Depreciation on vehicles subject to operating leases	1,191	17	—	1,208	—	1,208
Interest expense	2,957	390	104	3,451	98	3,549
Provision for credit losses	200	24	30	254	—	254
Other segment items (a)	600	238	39	877	(207)	670
Income before income taxes	$1,015	$81	$20	$1,116	$109	$1,225
Other segment disclosures:
Net finance receivables and net investment in operating leases	$117,578	$22,473	$3,672	$143,723	$—	$143,723
Total assets	128,747	25,879	4,116	158,742	—	158,742

First Half 2026
Total revenue	$6,194	$798	$171	$7,163	$—	$7,163
Total revenue less:
Depreciation on vehicles subject to operating leases	1,348	37	—	1,385	—	1,385
Interest expense	2,852	361	89	3,302	110	3,412
Provision for credit losses	186	113	23	322	—	322
Other segment items (a)	578	148	28	754	(250)	504
Income before income taxes	$1,230	$139	$31	$1,400	$140	$1,540
Other segment disclosures:
Net finance receivables and net investment in operating leases	$119,106	$20,941	$3,118	$143,165	$—	$143,165
Total assets	130,922	23,997	3,589	158,508	—	158,508

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

The maximum potential payments under these guarantees and limited indemnities totaled $63 million and $61 million at December 31, 2025 and June 30, 2026, respectively. Of these values, $16 million and $15 million at December 31, 2025 and June 30, 2026, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2025 or June 30, 2026.

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

In April 2026, legal challenges were filed to the final redress scheme by lenders and a consumer group. In July 2026, the Upper Tribunal ordered a partial suspension of the scheme which defers calculation and payment of redress but requires response to complaints when compensation is not owed under the scheme as well as those falling outside the scope of the scheme. A hearing by the Upper Tribunal is expected in late 2026 or early 2027.

Although there continues to be uncertainty to the regulatory outcome, we have determined our reserve remains adequate and there was no impact to our second quarter 2026 earnings before taxes (“EBT”). We will continue to monitor developments in this matter and may reassess the reserve in future periods based on changes in facts and circumstances.

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

Taxes

Our Provision for/(Benefit from) income taxes for the second quarter and the first half of 2026 was a benefit of $318 million and $210 million, respectively, resulting in negative effective tax rates of 42.0% and 13.6%, respectively. During the second quarter, these rates were driven by a benefit of $417 million resulting from legal entity restructuring of our United States vehicle leasing operations.

Our organizational structure evolves to align with changes in our business. Additionally, we regularly review our subsidiaries’ tax classifications to align with business priorities. Future changes could alter any subsidiary’s classification as a taxable entity and whether taxes are provided for such subsidiary’s results within our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Second Quarter			First Half
GAAP Financial Measures	2025	2026	H / (L)	2025	2026	H / (L)
Total net receivables ($B)	$143.7	$143.2	$(0.5)
Loss-to-receivables (bps) (a)	48	52	4	56	62	6
Auction values (b)	$32,335	$32,365	0.1%	$31,845	$32,005	0.5%
EBT ($M)	$645	$757	$112	$1,225	$1,540	$315
ROE (%)	14.9%	29.1%	14.2 ppts	13.6%	23.6%	10.0 ppts

Other Balance Sheet Metrics
Debt ($B)	$137.4	$137.3	$(0.1)
Net liquidity ($B)	$27.0	$27.4	$0.4
Financial statement leverage (to 1)	9.4	9.4	—
__________
(a)United States retail financing only.
(b)United States portfolio off-lease second quarter auction values at Q2 2026 mix and YTD amounts at YTD 2026 mix.

Second Quarter 2026 Compared with Second Quarter 2025

The following table shows the factors that contributed to second quarter 2026 EBT (in millions):

Change in EBT by Causal Factor
Second quarter 2025 EBT	$645
Volume / mix	20
Financing margin	54
Credit loss	(34)
Lease residual	26
Exchange	7
Other	39
Second quarter 2026 EBT	$757

Total net receivables were $143.2 billion, $0.5 billion lower than a year ago, explained primarily by lower non‑consumer financing, exchange, and lower consumer financing, offset partially by a larger operating lease portfolio. The second quarter 2026 U.S. LTR ratio of 52 basis points increased from a year ago, primarily reflecting higher repossessions and higher severities. U.S. auction values remain stable year over year.

Our second quarter 2026 EBT of $757 million was $112 million higher than a year ago, explained primarily by improved financing margin, net favorable items included in Other, and higher volume and mix. Included in Other is the non‑recurrence of a charge related to U.K. commissions redress, offset partially by a decrease in favorable derivative market valuation adjustments. ROE was 29.1%, 14.2 percentage points higher than a year ago, primarily reflecting higher net income. At the end of the second quarter of 2026, we had $27.4 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended June 30 are shown below (in millions):

	Second Quarter			First Half
	2025	2026	H / (L)	2025	2026	H / (L)
Results
United States and Canada segment	$544	$644	$100	$1,015	$1,230	$215
Europe segment	(5)	57	62	81	139	58
All Other segment	17	10	(7)	20	31	11
Total segments	$556	$711	$155	$1,116	$1,400	$284
Unallocated Other	89	46	(43)	109	140	31
Earnings before taxes	$645	$757	$112	$1,225	$1,540	$315
(Provision for)/Benefit from income taxes	(102)	318	420	(258)	210	468
Net income	$543	$1,075	$532	$967	$1,750	$783

For additional information, see Note 11 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment second quarter 2026 EBT of $644 million was $100 million higher than second quarter 2025, explained primarily by higher financing margin, higher volume and mix, favorable lease residual performance, and lower credit loss. The United States and Canada segment first half of 2026 EBT of $1,230 million was $215 million higher than first half of 2025, explained primarily by higher financing margin, favorable volume and mix, and favorable lease residual performance.

Europe Segment

The Europe segment second quarter 2026 EBT of $57 million was $62 million higher than second quarter 2025. The Europe segment first half of 2026 EBT of $139 million was $58 million higher than first half of 2025. Both are explained primarily by non-recurrence of a charge related to U.K. commissions redress (included in Other) and higher financing margin, offset partially by higher credit loss.

All Other Segment

The All Other segment second quarter 2026 EBT of $10 million was $7 million lower than second quarter 2025, explained primarily by lower volume and mix. The All Other segment first half of 2026 EBT of $31 million was $11 million higher than first half of 2025, explained primarily by lower credit loss, other income, exchange, and higher financing margin, offset partially by lower volume and mix.

Unallocated Other

Unallocated Other was a $46 million gain in second quarter 2026, $43 million lower than second quarter 2025, explained primarily by a decrease in positive derivative market valuation adjustment in 2026 compared to prior year. Unallocated Other first half of 2026 EBT of $140 million was $31 million higher than first half of 2025, explained primarily by an increase in positive derivative market valuation adjustment in 2026 compared to prior year.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Second Quarter		First Half
	2025	2026	2025	2026
Share of Ford and Lincoln Sales (a)
United States	33%	33%	36%	36%
Canada	79	79	74	77
United Kingdom	28	24	29	25
Germany	42	50	41	48
China	17	30	16	29

Wholesale Share
United States	69%	72%	70%	72%
United Kingdom	100	100	100	100
Germany	94	84	92	84
China	67	76	62	71

Contract Placement Volume - New and Used (000)
United States	164	161	322	319
Canada	49	48	81	80
United Kingdom	15	12	35	27
Germany	17	19	35	37
China	9	8	16	17
__________
(a)United States and Canada exclude fleet sales, other markets include fleet.

United States and Canada contract placement volumes in the second quarter of 2026 were lower compared to a year ago, primarily reflecting lower Ford deliveries. United Kingdom contract placement volumes in the second quarter of 2026 were lower than a year ago, reflecting lower Ford Credit share. Germany contract placement volumes in the second quarter of 2026 were higher than a year ago, reflecting higher Ford Credit share, offset partially by lower Ford deliveries. China contract placement volumes in the second quarter of 2026 were lower than a year ago, reflecting lower Ford deliveries offset partially by higher Ford Credit share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2025	December 31, 2025	June 30, 2026
Net Receivables
United States and Canada Segment
Consumer financing	$66.7	$68.4	$66.1
Non-Consumer financing	28.0	26.1	26.1
Net investment in operating leases	22.9	25.8	26.9
Total United States and Canada Segment	$117.6	$120.3	$119.1

Europe Segment
Consumer financing	$13.8	$13.9	$13.5
Non-Consumer financing	8.2	7.8	6.8
Net investment in operating leases	0.5	0.7	0.7
Total Europe Segment	$22.5	$22.4	$21.0

All Other Segment
Consumer financing	$2.3	$2.2	$2.1
Non-Consumer financing	1.3	1.4	1.0
Net investment in operating leases	—	—	—
Total Other Segment	$3.6	$3.6	$3.1

Total net receivables	$143.7	$146.3	$143.2

At June 30, 2025, December 31, 2025, and June 30, 2026, total net receivables includes consumer receivables before allowance for credit losses of $43.0 billion, $43.8 billion, and $42.5 billion, respectively, and non-consumer receivables before allowance for credit losses of $21.9 billion, $20.3 billion, and $19.0 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2025, December 31, 2025, and June 30, 2026, total net receivables includes net investment in operating leases of $12.4 billion, $13.6 billion, and $12.8 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2025 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at June 30, 2026 were $0.5 billion lower compared with June 30, 2025, explained primarily by lower non-consumer financing, exchange, and lower consumer financing, offset partially by a larger operating lease portfolio. Total net receivables at June 30, 2026 were $3.1 billion lower compared with December 31, 2025, explained primarily by lower consumer and non-consumer financing, and exchange, offset partially by a larger operating lease portfolio.

Our operating lease portfolio was 19% of total net receivables at June 30, 2026. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 97% of our total operating lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit losses are a normal part of a lending business, and credit risk has a significant impact on our business. We manage the credit risk of our consumer (retail financing) and non-consumer (dealer financing) receivables to balance our level of risk and return using our consistent underwriting standards, effective proprietary scoring system (discussed below), and world-class servicing. The allowance for credit losses (also referred to as the credit loss reserve) represents our estimate of the expected credit losses inherent in our finance receivables for the lifetime of those receivables as of the balance sheet date. The allowance for credit losses is estimated using a combination of models and management judgment and is based on such factors as historical loss performance, portfolio quality, receivable levels, and forward‑looking macroeconomic scenarios. The adequacy of our allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly.

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

	Second Quarter		First Half
	2025	2026	2025	2026
Origination Metrics
Retail & lease average placement FICO	748	745	748	746
Retail & lease higher risk portfolio mix (%)	3%	3%	3%	3%
Retail greater than or equal to 84 months placement mix (%)	16%	21%	14%	17%
Retail average placement term (months)	66	66	66	65

Our second quarter 2026 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 3% of our portfolio and has been stable for over 15 years.

Retail financing contracts of 84 months and longer increased by 5 percentage points compared to a year ago, reflecting changes in marketing programs. The retail average placement term during the second quarter of 2026 remained unchanged compared to a year ago. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 69% of our worldwide consumer finance receivables at June 30, 2026.

	Second Quarter		First Half
	2025	2026	2025	2026
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies) (%)	0.16%	0.18%	0.18%	0.19%
Repossessions (000)	6	6	12	13
Repossession ratio (%)	1.15%	1.26%	1.17%	1.33%
Loss severity (000) (a)	$16.8	$17.1	$17.0	$17.3
Net charge-offs ($M)	$72	$77	$169	$185
LTR ratio (%) (b)	0.48%	0.52%	0.56%	0.62%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Our second quarter 2026 repossession ratio increased from a year ago by 11 basis points. Loss severity increased from a year ago, reflecting an increase in the average amount financed. Our second quarter 2026 LTR ratio of 0.52% increased from a year ago, primarily driven by higher repossessions and higher severities. This increase in LTR ratio is aligned with our expectations and is reflected in our credit loss reserves.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Second Quarter		First Half
	2025	2026	2025	2026
Net charge-offs ($M)	$115	$109	$242	$264
LTR ratio (%) (a)	0.37%	0.36%	0.40%	0.44%
Credit loss reserve ($M)	$890	$968
Reserve as percent of EOP Receivables (%) (a)	0.71%	0.80%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the second quarter of 2026 decreased slightly from a year ago.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at June 30, 2026 is higher than a year ago, primarily reflecting expected losses on our Europe segment’s consumer product portfolio consistent with a weaker economic outlook. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 74% of our total net investment in operating leases at June 30, 2026.

	Second Quarter		First Half
	2025	2026	2025	2026
Lease Share of Retail Sales (%)
Ford Credit	10%	14%	12%	15%
Industry (a)	21%	22%	22%	23%

Placement Volume (000)
24-Month	6	4	13	6
36-Month	28	39	63	71
39-Month / other	9	14	21	33
Total	43	57	97	110

Residual Performance
Return rates (%)	39%	39%	44%	43%
Return volume (000)	16	20	33	39
Off-lease auction values (b)	$32,335	$32,365	$31,845	$32,005
__________
(a)Source: J.D. Power PIN.
(b)United States portfolio off-lease quarterly auction values at Q2 2026 mix and YTD amounts at YTD 2026 mix.

Our United States operating lease share of retail sales in the second quarter of 2026 was higher compared with a year ago and remains below the industry, reflecting Ford marketing programs and the Ford sales mix. Our second quarter 2026 total lease placement volumes were higher compared to a year ago, reflecting higher Ford Credit lease share.

Lease return rates and auction values remain stable year over year.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

The following table summarizes certain of the credit ratings and outlook presently assigned by these four NRSROs:

NRSRO RATINGS
	Ford Credit			NRSROs
	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook/Trend	Minimum Long-Term Investment Grade Rating
DBRS	BBB (low)	R-2 (low)	Stable	BBB (low)
Fitch	BBB-	F3	Stable	BBB-
Moody’s	Ba1	NP	Stable	Baa3
S&P	BBB-	A-3	Negative	BBB-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding and Liquidity

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets, and ended the second quarter of 2026 with $27.4 billion of liquidity, up $2.8 billion from year-end. We continue to have robust access to capital markets, completing $19 billion of public term issuances through July 27, 2026.

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

The following table shows funding for our net receivables (in billions):

Funding Structure	June 30, 2025	December 31, 2025	June 30, 2026
Term unsecured debt	$63.1	$63.4	$64.2
Term asset-backed securities	55.7	59.5	55.9
Retail deposits / Ford Interest Advantage	18.6	18.5	17.2
Other	0.3	(0.6)	(0.2)
Equity	14.5	14.8	14.6
Cash	(8.5)	(9.3)	(8.5)
Total Net Receivables	$143.7	$146.3	$143.2

Securitized Funding as a percent of Total Debt	40.5%	42.0%	40.7%

Net receivables of $143.2 billion at June 30, 2026 were funded primarily with term unsecured debt and term asset‑backed securities. Securitized funding as a percent of total debt was 40.7% as of June 30, 2026.

Public Term Funding Plan

The following table shows our issuances for full year 2024 and 2025, planned issuances for full year 2026, and our global public term funding issuances through July 27, 2026, excluding short-term funding programs (in billions):

	2024 Actual	2025 Actual	2026 Forecast	Through July 27
Unsecured	$17	$13	$ 12 - 15	$9
Securitizations	16	13	$ 14 - 16	10
Total public	$33	$26	$ 26 - 31	$19

For 2026, we now project full year public term funding in the range of $26 billion to $31 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	June 30, 2025	December 31, 2025	June 30, 2026
Liquidity Sources
Cash	$8.5	$9.3	$8.5
Committed asset-backed facilities	42.8	43.6	42.9
Other unsecured credit facilities	1.7	1.5	1.3
Total liquidity sources	$53.0	$54.4	$52.7

Utilization of Liquidity
Securitization and restricted cash	$(2.9)	$(3.0)	$(2.9)
Committed asset-backed facilities	(22.9)	(26.4)	(22.4)
Other unsecured credit facilities	(0.3)	(0.6)	(0.4)
Total utilization of liquidity	$(26.1)	$(30.0)	$(25.7)

Available liquidity	$26.9	$24.4	$27.0
Other adjustments	0.1	0.2	0.4
Net liquidity available for use	$27.0	$24.6	$27.4

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At June 30, 2026, our net liquidity available for use was $27.4 billion, $2.8 billion higher than year-end 2025, reflecting strong access to public funding markets. At June 30, 2026, our liquidity sources totaled $52.7 billion, down $1.7 billion from year-end 2025, primarily explained by lower cash and committed asset-backed facilities.

Cash.  At June 30, 2026, our cash totaled $8.5 billion, compared with $9.3 billion at year-end 2025.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from overnight to six months, and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.0 billion and $2.9 billion at December 31, 2025 and June 30, 2026, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At June 30, 2026, our committed capacity totaled $44.2 billion, compared with $45.1 billion at December 31, 2025. Our committed capacity is primarily comprised of commitments from banks and bank‑sponsored asset‑backed commercial paper conduits and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of banks and bank-sponsored asset-backed commercial paper conduits. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $42.9 billion ($26.3 billion of retail financing, $10.6 billion of operating leases, and $6.0 billion of wholesale financing) at June 30, 2026. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $13.1 billion having maturities within the next twelve months and the remaining balance having maturities through second quarter 2029. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At June 30, 2026, $22.4 billion of these commitments were in use and we had $0.1 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of June 30, 2026, Ford Bank GmbH (“Ford Bank”) had liquidity of €87 million (equivalent to $99 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At June 30, 2026, we and our subsidiaries had $1.3 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At June 30, 2026, $0.9 billion was available for use.

At June 30, 2026, £424 million (equivalent to $560 million) was available for use under FCE’s £585 million (equivalent to $774 million) Credit Agreement and €110 million (equivalent to $125 million) was available for use under Ford Bank’s €210 million (equivalent to $239 million) Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2029.

Both the FCE Credit Agreement and Ford Bank Credit Agreement contain certain covenants, including an obligation for FCE and Ford Bank to maintain their ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum. The FCE Credit Agreement requires the support agreement between FCE and Ford Credit to remain in effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). The Ford Bank Credit Agreement requires a guarantee of Ford Bank’s obligations under the agreement, provided by Ford Credit, to remain in effect. The sustainability-linked targets previously included in the FCE Credit Agreement and Ford Bank Credit Agreement have been removed and the applicable margin under those agreements will no longer be adjusted based on whether Ford Motor Company achieves, or fails to achieve, certain sustainability-linked targets.

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

The following table shows the calculation of our financial statement leverage (in billions):

	June 30, 2025	December 31, 2025	June 30, 2026
Leverage Calculation
Debt	$137.4	$141.4	$137.3
Equity	$14.5	$14.8	$14.6
Financial statement leverage (to 1)	9.4	9.6	9.4

We plan our financial statement leverage by considering market conditions and the risk characteristics of our business. At June 30, 2026, our financial statement leverage was 9.4:1. We target financial statement leverage in the range of 9:1 to 10:1.

During the second quarter and first half of 2026, we paid $925 million and $1,875 million, respectively, in cash distributions to our parent.

Outlook

We now expect full year 2026 EBT above $2.5 billion.

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

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2026, all else constant, such a decrease in interest rates would decrease our pre-tax cash flow by $67 million over the next 12 months, compared with a decrease of $38 million at December 31, 2025. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2026, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information.

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	July 28, 2026