Form 10-Q
period 2026-09-30
FORD MOTOR CREDIT CO LLC
filed 2026-10-29
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware		38-1612444
(State of organization)		(I.R.S. employer identification no.)

One American Road
Dearborn,	Michigan	48126
(Address of principal executive offices)		(Zip Code)
(313) 322-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
4.867% Notes due August 3, 2027*	F/27A	New York Stock Exchange
6.125% Notes due May 15, 2028*	F/28B	New York Stock Exchange
3.622% Notes due July 27, 2028*	F/28H	New York Stock Exchange
5.625% Notes due October 9, 2028*	F/28D	New York Stock Exchange
4.165% Notes due November 21, 2028*	F/28E	New York Stock Exchange
5.125% Notes due February 20, 2029*	F/29B	New York Stock Exchange
3.305% Notes due May 17, 2029*	F/29G	New York Stock Exchange
3.778% Notes due September 16, 2029*	F/29E	New York Stock Exchange
4.645% Notes due October 29, 2029*	F/29J	New York Stock Exchange
4.445% Notes due February 14, 2030*	F/30D	New York Stock Exchange
5.780% Notes due April 30, 2030*	F/30A	New York Stock Exchange
4.066% Notes due August 21, 2030*	F/30F	New York Stock Exchange
4.480% Notes due July 8, 2031*	F/31E	New York Stock Exchange
6.184% Notes due August 29, 2031*	F/31C	New York Stock Exchange
4.448% Notes due September 16, 2032*	F/32A	New York Stock Exchange
6.120% Notes due December 16, 2032*	F/32B	New York Stock Exchange
4.087% Notes due February 17, 2033*	F/33B	New York Stock Exchange
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

Exhibit Index begins on page 41

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in millions)

	For the periods ended September 30,
	2025	2026	2025	2026
	Third Quarter		First Nine Months
	(unaudited)
Financing revenue
Operating leases	$1,245	$1,388	$3,552	$4,108
Retail financing	1,571	1,572	4,620	4,718
Dealer financing	642	557	1,972	1,635
Other financing	43	40	126	125
Total financing revenue	3,501	3,557	10,270	10,586
Depreciation on vehicles subject to operating leases	(626)	(738)	(1,834)	(2,123)
Interest expense	(1,802)	(1,741)	(5,351)	(5,153)
Net financing margin	1,073	1,078	3,085	3,310
Other revenue
Insurance premiums earned	40	37	130	119
Fee based revenue and other	30	36	77	88
Total financing margin and other revenue	1,143	1,151	3,292	3,517
Expenses
Operating expenses	463	372	1,259	1,101
Provision for credit losses (Note 4)	135	173	389	495
Insurance expenses	22	10	86	51
Total expenses	620	555	1,734	1,647

Other income/(loss), net (Note 10)	108	207	298	473

Income before income taxes	631	803	1,856	2,343
Provision for/(Benefit from) income taxes	65	115	323	(95)
Net income	$566	$688	$1,533	$2,438

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the periods ended September 30,
	2025	2026	2025	2026
	Third Quarter		First Nine Months
	(unaudited)
Net income	$566	$688	$1,533	$2,438
Other comprehensive income/(loss), net of tax
Foreign currency translation gains/(losses)	(43)	5	470	(79)
Reclassification of accumulated foreign currency translation (gains)/losses to net income	—	—	7	—
Comprehensive income/(loss)	$523	$693	$2,010	$2,359

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2025	September 30, 2026
	(unaudited)
ASSETS
Cash and cash equivalents (Note 3)	$9,270	$8,251
Marketable securities (Note 3)	784	768
Finance receivables, net
Retail installment contracts, dealer financing, and other financing	111,039	109,701
Finance leases	8,757	8,400
Total finance receivables, net of allowance for credit losses of $911 and $984 (Note 4)	119,796	118,101
Net investment in operating leases (Note 5)	26,502	28,037
Notes and accounts receivable from affiliated companies	984	703
Derivative financial instruments (Note 7)	1,528	1,264
Other assets (Note 8)	3,589	4,438
Total assets	$162,453	$161,562

LIABILITIES
Accounts payable (including to affiliated companies of $481 and $676)	$1,445	$1,627
Debt (Note 9)	141,417	139,393
Deferred income taxes	660	910
Derivative financial instruments (Note 7)	947	1,870
Other liabilities and deferred revenue (Note 8)	3,180	3,224
Total liabilities	147,649	147,024

SHAREHOLDER’S INTEREST
Shareholder’s interest	5,166	5,166
Accumulated other comprehensive income/(loss)	(695)	(774)
Retained earnings	10,333	10,146
Total shareholder’s interest	14,804	14,538
Total liabilities and shareholder’s interest	$162,453	$161,562

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in our consolidated balance sheets above.  See Note 6 for additional information on our VIEs.

	December 31, 2025	September 30, 2026
	(unaudited)
ASSETS
Cash and cash equivalents	$2,523	$2,510
Finance receivables, net	55,773	57,700
Net investment in operating leases	13,572	13,546
Derivative financial instruments	21	132

LIABILITIES
Debt	$52,054	$51,182
Derivative financial instruments	40	1

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S INTEREST
(in millions, unaudited)

	Shareholder’s Interest Attributable to Ford Motor Credit Company
	Shareholder’s Interest	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholder’s Interest
Balance at December 31, 2024	$5,166	$(1,217)	$9,808	$13,757
Net income	—	—	424	424
Other comprehensive income/(loss), net of tax	—	149	—	149
Distributions declared	—	—	(200)	(200)
Balance at March 31, 2025	$5,166	$(1,068)	$10,032	$14,130
Net income	—	—	543	543
Other comprehensive income/(loss), net of tax	—	371	—	371
Distributions declared	—	—	(500)	(500)
Balance at June 30, 2025	$5,166	$(697)	$10,075	$14,544
Net income	—	—	566	566
Other comprehensive income/(loss), net of tax	—	(43)	—	(43)
Distributions declared	—	—	(350)	(350)
Balance at September 30, 2025	$5,166	$(740)	$10,291	$14,717

Balance at December 31, 2025	$5,166	$(695)	$10,333	$14,804
Net income	—	—	675	675
Other comprehensive income/(loss), net of tax	—	(62)	—	(62)
Distributions declared	—	—	(950)	(950)
Balance at March 31, 2026	$5,166	$(757)	$10,058	$14,467
Net income	—	—	1,075	1,075
Other comprehensive income/(loss), net of tax	—	(22)	—	(22)
Distributions declared	—	—	(925)	(925)
Balance at June 30, 2026	$5,166	$(779)	$10,208	$14,595
Net income	—	—	688	688
Other comprehensive income/(loss), net of tax	—	5	—	5
Distributions declared	—	—	(750)	(750)
Balance at September 30, 2026	$5,166	$(774)	$10,146	$14,538

The accompanying notes are part of the consolidated financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the periods ended September 30,
	2025	2026
	First Nine Months
	(unaudited)
Cash flows from operating activities
Net income	$1,533	$2,438
Provision for credit losses	389	495
Depreciation and amortization	2,350	2,672
Amortization of upfront interest supplements	(1,932)	(1,891)
Net change in deferred income taxes	247	(258)
Net change in other assets	(136)	(235)
Net change in other liabilities	318	257
All other operating activities	130	(83)
Net cash provided by/(used in) operating activities	2,899	3,395

Cash flows from investing activities
Purchases of finance receivables	(27,913)	(27,495)
Principal collections of finance receivables	30,282	30,360
Purchases of operating lease vehicles	(10,282)	(9,645)
Proceeds from termination of operating lease vehicles	5,017	5,748
Net change in wholesale receivables and other short-duration receivables	2,635	(920)
Purchases of marketable securities and other investments	(313)	(252)
Proceeds from sales and maturities of marketable securities and other investments	292	235
Settlements of derivatives	(450)	(161)
All other investing activities	(88)	(70)
Net cash provided by/(used in) investing activities	(820)	(2,200)

Cash flows from financing activities
Proceeds from issuances of long-term debt	35,607	37,993
Payments of long-term debt	(36,576)	(36,072)
Net change in short-term debt	(716)	(1,356)
Cash distributions to parent	(1,050)	(2,625)
All other financing activities	(82)	(86)
Net cash provided by/(used in) financing activities	(2,817)	(2,146)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	249	(71)

Net increase/(decrease) in cash, cash equivalents and restricted cash	$(489)	$(1,022)

Cash, cash equivalents, and restricted cash at beginning of period (Note 3)	$9,360	$9,377
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(489)	(1,022)
Cash, cash equivalents, and restricted cash at end of period (Note 3)	$8,871	$8,355

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

Our Provision for/(Benefit from) income taxes for the third quarter and the first nine months of 2026 was a provision of $115 million and a benefit of $95 million, respectively, resulting in an effective tax rate of 14.3% for the third quarter and negative 4.0% for the first nine months. The first nine months rate was driven by a benefit resulting from legal entity restructuring of our United States vehicle leasing operations in the second quarter of 2026.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The following table categorizes the fair values of cash, cash equivalents, and marketable securities measured at fair value on a recurring basis on our consolidated balance sheets as follows (in millions):

	Fair Value Level	December 31, 2025	September 30, 2026
Cash and cash equivalents
United States government	1	$70	$103
United States government agencies	2	400	50
Non-United States government and agencies	2	1,082	352
Corporate debt	2	780	739
Total marketable securities classified as cash equivalents		2,332	1,244
Cash, time deposits, and money market funds		6,938	7,007
Total cash and cash equivalents		$9,270	$8,251

Marketable securities
United States government	1	$224	$223
Non-United States government and agencies	2	91	94
Corporate debt	2	269	266
Other marketable securities	2	200	185
Total marketable securities		$784	$768

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash, as reported in our consolidated statements of cash flows are presented separately on our consolidated balance sheets as follows (in millions):

	December 31, 2025	September 30, 2026
Cash and cash equivalents	$9,270	$8,251
Restricted cash (a)	107	104
Total cash, cash equivalents, and restricted cash	$9,377	$8,355
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

Total Finance Receivables, Net

Total finance receivables, net were as follows (in millions):

	December 31, 2025	September 30, 2026
Consumer
Retail installment contracts, gross	$80,584	$77,886
Finance leases, gross	9,274	8,945
Retail financing, gross	89,858	86,831
Unearned interest supplements from Ford and affiliated companies	(4,486)	(3,866)
Consumer finance receivables	85,372	82,965

Non-Consumer
Dealer financing	32,933	33,621
Other financing	2,402	2,499
Non-Consumer finance receivables	35,335	36,120
Total recorded investment	$120,707	$119,085

Recorded investment in finance receivables	$120,707	$119,085
Allowance for credit losses	(911)	(984)
Total finance receivables, net	$119,796	$118,101

Net finance receivables subject to fair value (a)	$111,039	$109,701
Fair value (b)	111,716	109,087
__________
(a)Net finance receivables subject to fair value exclude finance leases.
(b)The fair value of finance receivables is categorized within Level 3 of the fair value hierarchy.

Finance leases are comprised of sales-type and direct financing leases. Financing revenue from finance leases for the third quarter of 2025 and 2026 was $146 million and $152 million, respectively, and for the first nine months of 2025 and 2026 was $431 million and $459 million, respectively, and is included in Retail financing on our consolidated income statements.

At December 31, 2025 and September 30, 2026, accrued interest was $315 million and $287 million, respectively, which we report in Other assets on our consolidated balance sheets.

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

The credit quality analysis of consumer receivables at September 30, 2026 and gross charge-offs during the first nine months of 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Prior to 2022	2022	2023	2024	2025	2026	Total	Percent
Consumer
31-60 days past due	$60	$93	$172	$234	$213	$100	$872	1.0%
Greater than 60 days past due	24	34	60	82	77	35	312	0.4
Total past due	84	127	232	316	290	135	1,184	1.4
Current	1,184	3,294	9,089	19,415	25,923	22,876	81,781	98.6
Total	$1,268	$3,421	$9,321	$19,731	$26,213	$23,011	$82,965	100.0%
Gross charge-offs	$44	$67	$120	$167	$123	$17	$538
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

The credit quality analysis of dealer financing receivables at September 30, 2026 and gross charge-offs during the first nine months of 2026 were as follows (in millions):

	Amortized Cost Basis by Origination Year
	Dealer Loans
	Prior to 2022	2022	2023	2024	2025	2026	Total	Wholesale Loans	Total	Percent
Group I	$262	$28	$152	$78	$161	$249	$930	$28,611	$29,541	87.9%
Group II	45	2	12	47	23	27	156	3,215	3,371	10.0
Group III	6	—	—	—	2	6	14	672	686	2.0
Group IV	—	—	—	1	1	—	2	21	23	0.1
Total (a)	$313	$30	$164	$126	$187	$282	$1,102	$32,519	$33,621	100.0%
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$14	$14
__________
(a)Total past due dealer financing receivables at September 30, 2026 were $7 million.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

During the collection process, we may offer a term extension to a customer experiencing financial difficulty. During the extension period, finance charges continue to accrue. If the customer's financial difficulty is not temporary, but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the interest rate and/or extend the term in order to lower the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of interest rate modifications and term extensions helps us mitigate financial loss. Term extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Before offering an interest rate modification or term extension, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of a receivable, we are typically able to repossess and sell the related collateral, thereby mitigating the loss. The effect of most loan modifications made to borrowers experiencing financial difficulty is included in the historical trends used to measure the allowance for credit losses. A loan modification that improves the delinquency status of a borrower reduces the probability of default, which results in a lower allowance for credit losses. At September 30, 2026, an insignificant portion of our total finance receivables portfolio had been granted a loan modification and these modifications are generally treated as a continuation of the existing loan.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (Continued)

An analysis of the allowance for credit losses related to finance receivables for the periods ended September 30 was as follows (in millions):

	Third Quarter 2025			Third Quarter 2026
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$885	$5	$890	$953	$15	$968
Charge-offs	(177)	1	(176)	(180)	(9)	(189)
Recoveries	48	—	48	45	—	45
Provision for credit losses	134	1	135	169	4	173
Other (a)	—	—	—	(13)	—	(13)
Ending balance	$890	$7	$897	$974	$10	$984

	First Nine Months 2025			First Nine Months 2026
	Consumer	Non-Consumer	Total	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$860	$4	$864	$902	$9	$911
Charge-offs	(490)	(13)	(503)	(538)	(14)	(552)
Recoveries	133	—	133	139	5	144
Provision for credit losses	374	15	389	485	10	495
Other (a)	13	1	14	(14)	—	(14)
Ending balance	$890	$7	$897	$974	$10	$984

__________
(a)Includes gains/(losses) on unguaranteed residuals on retail balloon and finance lease receivables as well as amounts related to foreign currency translation adjustments.

During the third quarter and first nine months of 2026, the allowance for credit losses increased by $16 million and $73 million, respectively, primarily due to expected losses in our Europe segment’s consumer product portfolio. The year-to-date increase was offset partially by lower U.S. consumer receivables.

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

Net investment in operating leases was as follows (in millions):

	December 31, 2025	September 30, 2026
Vehicles, at cost (a)	$30,639	$32,529
Accumulated depreciation	(4,137)	(4,492)
Net investment in operating leases	$26,502	$28,037
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES AND VARIABLE INTEREST ENTITIES (Continued)

	September 30, 2026
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt (c)
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail financing	$1.7	$38.1	$(0.4)	$37.7	$32.2
Wholesale financing	0.2	20.0	—	20.0	10.4
Finance receivables	1.9	58.1	(0.4)	57.7	42.6
Net investment in operating leases	0.6	13.5	—	13.5	8.6
Total VIE	$2.5	$71.6	$(0.4)	$71.2	$51.2

Non-VIE
Retail financing	$0.3	$6.8	$(0.1)	$6.7	$6.3
Wholesale financing	—	0.3	—	0.3	0.2
Finance receivables	0.3	7.1	(0.1)	7.0	6.5
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$7.1	$(0.1)	$7.0	$6.5

Total securitization transactions
Retail financing	$2.0	$44.9	$(0.5)	$44.4	$38.5
Wholesale financing	0.2	20.3	—	20.3	10.6
Finance receivables	2.2	65.2	(0.5)	64.7	49.1
Net investment in operating leases	0.6	13.5	—	13.5	8.6
Total securitization transactions	$2.8	$78.7	$(0.5)	$78.2	$57.7
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

Income Effect of Derivative Financial Instruments

The gains/(losses), by hedge designation, reported in income for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Fair value hedges
Interest rate contracts
Net interest settlements and accruals on hedging instruments	$(45)	$—	$(137)	$(14)
Fair value changes on hedging instruments	34	(861)	598	(1,226)
Fair value changes on hedged debt	(33)	832	(576)	1,188
Cross-currency interest rate swap contracts
Net interest settlements and accruals on hedging instruments	(23)	(15)	(66)	(41)
Fair value changes on hedging instruments	(14)	(193)	490	(433)
Fair value changes on hedged debt	(1)	189	(476)	422
Derivatives not designated as hedging instruments
Interest rate contracts	—	173	(63)	265
Foreign currency exchange contracts (a)	6	43	(129)	119
Cross-currency interest rate swap contracts	(49)	(45)	299	(119)
Total	$(125)	$123	$(60)	$161
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

The fair value of our derivative instruments and the associated notional amounts were as follows (in millions):

	December 31, 2025			September 30, 2026
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$18,582	$374	$220	$22,167	$6	$879
Cross-currency interest rate swap contracts	4,158	383	5	6,330	166	217
Derivatives not designated as hedging instruments
Interest rate contracts	87,293	364	619	86,290	826	704
Foreign currency exchange contracts (a)	6,566	28	75	3,819	75	—
Cross-currency interest rate swap contracts	7,121	379	28	6,257	191	70
Total derivative financial instruments, gross (b) (c)	$123,720	$1,528	$947	$124,863	$1,264	$1,870
__________
(a)Includes forward contracts between us and an affiliated company, including offsetting forward contracts with our consolidated entities, totaling $3.5 billion in notional amounts and $24 million in both assets and liabilities at December 31, 2025. The balances were zero for notional amounts, assets, and liabilities at September 30, 2026.
(b)At December 31, 2025 and September 30, 2026, we held collateral of $5 million and $50 million, respectively, and we posted collateral of $102 million and $139 million, respectively.
(c)At December 31, 2025 and September 30, 2026, the fair value of assets and liabilities available for counterparty netting was $610 million and $778 million, respectively. All derivatives are categorized within Level 2 of the fair value hierarchy.

Nonderivative Hedging Instruments

In the first quarter of 2026, we designated a foreign-denominated debt issuance as a net investment hedge to manage the foreign currency risk of a portion of our investment in a foreign subsidiary with a non-U.S. dollar functional currency. The designated balance of $828 million at September 30, 2026 is reported in Debt on our consolidated balance sheets. The cumulative foreign currency remeasurement gains and losses on the designated debt are recorded in Accumulated other comprehensive income/(loss), offsetting translation adjustments on the investment. Upon the sale or substantial liquidation of our investment in the foreign subsidiary, gains and losses are reclassified to Other income/(loss), net. For the third quarter and the first nine months of 2026, a $3 million gain and a $39 million gain, respectively, were recognized in Foreign currency translation gains/(losses) on our consolidated statements of comprehensive income, net of tax, and no amount was reclassified to income.

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

Other assets were as follows (in millions):

	December 31, 2025	September 30, 2026
Prepaid reinsurance premiums and other reinsurance recoverables	$992	$1,070
Deferred tax assets	512	1,035
Accrued interest and other non-finance receivables	648	779
Collateral held for resale, at net realizable value	477	540
Property and equipment, net of accumulated depreciation (a)	338	354
Investment in non-consolidated affiliates	180	208
Restricted cash	107	104
Operating lease assets	38	31
Other	297	317
Total other assets	$3,589	$4,438
__________
(a)Accumulated depreciation was $446 million and $466 million at December 31, 2025 and September 30, 2026, respectively.

Other liabilities and deferred revenue were as follows (in millions):

	December 31, 2025	September 30, 2026
Unearned insurance premiums and fees	$1,134	$1,209
Interest payable	1,183	1,195
Income tax and related interest (a)	225	256
Payroll and employee benefits	104	97
Operating lease liabilities	41	32
Other	493	435
Total other liabilities and deferred revenue	$3,180	$3,224
__________
(a)Includes tax payable to affiliated companies of $71 million and $119 million at December 31, 2025 and September 30, 2026, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT

Debt outstanding and interest rates were as follows (in millions):

			Interest Rates
	Debt		Average Contractual
	December 31, 2025	September 30, 2026	2025	2026
Short-term debt
Unsecured debt
Floating rate demand notes	$12,950	$12,122
Other short-term debt	3,478	3,109
Asset-backed debt (a)	1,922	1,580
Total short-term debt	18,350	16,811	3.7%	3.8%
Long-term debt
Unsecured debt
Notes payable within one year	13,625	12,785
Notes payable after one year	52,357	55,345
Asset-backed debt (a)
Notes payable within one year	19,831	19,635
Notes payable after one year	37,741	36,571
Unamortized (discount)/premium and issuance costs	(247)	(252)
Fair value adjustments (b)	(240)	(1,502)
Total long-term debt	123,067	122,582	4.7%	4.8%
Total debt	$141,417	$139,393	4.6%	4.6%

Fair value of debt (c)	$144,213	$140,725
__________
(a)Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.
(b)These adjustments are related to hedging activity and include discontinued hedging relationship adjustments of $(319) million and $(316) million at December 31, 2025 and September 30, 2026, respectively. The carrying value of hedged debt was $41.7 billion and $44.1 billion at December 31, 2025 and September 30, 2026, respectively.
(c)At December 31, 2025 and September 30, 2026, the fair value of debt includes $16.4 billion and $15.2 billion of short-term debt, respectively, carried at cost, which approximates fair value. All other debt is categorized within Level 2 of the fair value hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. OTHER INCOME/(LOSS)

Other income/(loss) consists of various line items that are combined on our consolidated income statements due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income/(loss), net for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Gains/(losses) on derivatives	$(42)	$156	$575	$53
Currency revaluation gains/(losses)	36	(12)	(599)	190
Interest and investment income	100	53	302	199
Other	14	10	20	31
Total other income/(loss), net	$108	$207	$298	$473

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended or at September 30 was as follows (in millions):

	United States and Canada	Europe	All Other	Total Segments	Unallocated Other	Total
Third Quarter 2025
Total revenue	$3,077	$402	$92	$3,571	$—	$3,571
Total revenue less:
Depreciation on vehicles subject to operating leases	611	15	—	626	—	626
Interest expense	1,473	204	49	1,726	76	1,802
Provision for credit losses	111	13	11	135	—	135
Other segment items (a)	284	172	16	472	(95)	377
Income before income taxes	$598	$(2)	$16	$612	$19	$631

Third Quarter 2026
Total revenue	$3,145	$407	$78	$3,630	$—	$3,630
Total revenue less:
Depreciation on vehicles subject to operating leases	717	21	—	738	—	738
Interest expense	1,441	179	43	1,663	78	1,741
Provision for credit losses	114	53	6	173	—	173
Other segment items (a)	303	73	18	394	(219)	175
Income before income taxes	$570	$81	$11	$662	$141	$803

First Nine Months 2025
Total revenue	$9,040	$1,152	$285	$10,477	$—	$10,477
Total revenue less:
Depreciation on vehicles subject to operating leases	1,802	32	—	1,834	—	1,834
Interest expense	4,430	594	153	5,177	174	5,351
Provision for credit losses	311	37	41	389	—	389
Other segment items (a)	884	410	55	1,349	(302)	1,047
Income before income taxes	$1,613	$79	$36	$1,728	$128	$1,856
Other segment disclosures:
Net finance receivables and net investment in operating leases	$119,452	$22,643	$3,597	$145,692	$—	$145,692
Total assets	131,212	26,099	4,023	161,334	—	161,334

First Nine Months 2026
Total revenue	$9,339	$1,205	$249	$10,793	$—	$10,793
Total revenue less:
Depreciation on vehicles subject to operating leases	2,065	58	—	2,123	—	2,123
Interest expense	4,293	540	132	4,965	188	5,153
Provision for credit losses	300	166	29	495	—	495
Other segment items (a)	881	221	46	1,148	(469)	679
Income before income taxes	$1,800	$220	$42	$2,062	$281	$2,343
Other segment disclosures:
Net finance receivables and net investment in operating leases	$121,997	$21,102	$3,039	$146,138	$—	$146,138
Total assets	134,007	24,103	3,452	161,562	—	161,562

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

The maximum potential payments under these guarantees and limited indemnities totaled $63 million and $66 million at December 31, 2025 and September 30, 2026, respectively. Of these values, $16 million and $19 million at December 31, 2025 and September 30, 2026, respectively, were counter-guaranteed by Ford to us. There were no recorded liabilities related to guarantees and limited indemnities at December 31, 2025 or September 30, 2026.

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

In April 2026, legal challenges were filed to the final redress scheme by lenders and a consumer group. In July 2026, the Upper Tribunal ordered a partial suspension of the scheme which defers calculation and payment of redress but requires response to complaints when compensation is not owed under the scheme as well as those falling outside the scope of the scheme. A hearing by the Upper Tribunal is scheduled to begin in February 2027 with a judgment expected in the following months.

Although there continues to be uncertainty to the regulatory outcome, we have determined our reserve remains adequate and there was no impact to our third quarter 2026 earnings before taxes (“EBT”). We will continue to monitor developments in this matter and may reassess the reserve in future periods based on changes in facts and circumstances.

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

Taxes

Our Provision for/(Benefit from) income taxes for the third quarter and the first nine months of 2026 was a provision of $115 million and a benefit of $95 million, respectively, resulting in an effective tax rate of 14.3% for the third quarter and negative 4.0% for the first nine months. The first nine months rate was driven by a benefit resulting from legal entity restructuring of our United States vehicle leasing operations in the second quarter of 2026.

Our organizational structure evolves to align with changes in our business. Additionally, we regularly review our subsidiaries’ tax classifications to align with business priorities. Future changes could alter any subsidiary’s classification as a taxable entity and whether taxes are provided for such subsidiary’s results within our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations

Key Metrics

	Third Quarter			First Nine Months
GAAP Financial Measures	2025	2026	H / (L)	2025	2026	H / (L)
Total net receivables ($B)	$145.7	$146.1	$0.4
Loss-to-receivables (bps) (a)	62	67	5	58	64	6
Auction values (b)	$31,895	$30,945	(3)%	$31,885	$31,600	(1)%
EBT ($M)	$631	$803	$172	$1,856	$2,343	$487
ROE (%)	15.1%	18.6%	3.5 ppts	14.1%	22.0%	7.9 ppts

Other Balance Sheet Metrics
Debt ($B)	$140.2	$139.4	$(0.8)
Net liquidity ($B)	$28.1	$28.3	$0.2
Financial statement leverage (to 1)	9.5	9.6	0.1
__________
(a)United States retail financing only.
(b)United States portfolio off-lease third quarter auction values at Q3 2026 mix and YTD amounts at YTD 2026 mix.

Third Quarter 2026 Compared with Third Quarter 2025

The following table shows the factors that contributed to third quarter 2026 EBT (in millions):

Change in EBT by Causal Factor
Third quarter 2025 EBT	$631
Volume / mix	27
Financing margin	(18)
Credit loss	(38)
Lease residual	9
Exchange	(2)
Other	194
Third quarter 2026 EBT	$803

Total net receivables were $146.1 billion, $0.4 billion or 0.3% higher than a year ago, explained primarily by a larger operating lease portfolio, offset partially by lower non‑consumer and consumer financing and exchange. The third quarter 2026 U.S. LTR ratio of 67 basis points increased from a year ago, primarily reflecting higher severities. U.S. auction values decreased year over year, reflecting an increase in industrywide used vehicle supply.

Our third quarter 2026 EBT of $803 million was $172 million higher than a year ago, explained primarily by net favorable items included in Other and higher volume and mix, offset partially by higher credit losses in Europe. Included in Other is an increase in favorable derivative market valuation adjustments, and the non‑recurrence of a charge related to U.K. commissions redress. ROE was 18.6%, 3.5 percentage points higher than a year ago, primarily reflecting higher net income. At the end of the third quarter of 2026, we had $28.3 billion in net liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Segment Results

Results of operations by segment and Unallocated Other for the periods ended September 30 are shown below (in millions):

	Third Quarter			First Nine Months
	2025	2026	H / (L)	2025	2026	H / (L)
Results
United States and Canada segment	$598	$570	$(28)	$1,613	$1,800	$187
Europe segment	(2)	81	83	79	220	141
All Other segment	16	11	(5)	36	42	6
Total segments	$612	$662	$50	$1,728	$2,062	$334
Unallocated Other	19	141	122	128	281	153
Earnings before taxes	$631	$803	$172	$1,856	$2,343	$487
(Provision for)/Benefit from income taxes	(65)	(115)	(50)	(323)	95	418
Net income	$566	$688	$122	$1,533	$2,438	$905

For additional information, see Note 11 of our Notes to the Financial Statements.

United States and Canada Segment

The United States and Canada segment third quarter 2026 EBT of $570 million was $28 million lower than third quarter 2025, explained primarily by lower financing margin, less favorable residual performance, and higher operating expenses, offset partially by higher volume and mix. The United States and Canada segment first nine months of 2026 EBT of $1,800 million was $187 million higher than first nine months of 2025, explained primarily by higher volume and mix and higher financing margin.

Europe Segment

The Europe segment third quarter 2026 EBT of $81 million was $83 million higher than third quarter 2025, explained primarily by non-recurrence of a charge related to U.K. commissions redress (included in Other), offset partially by higher credit loss. The Europe segment first nine months of 2026 EBT of $220 million was $141 million higher than first nine months of 2025, explained primarily by non-recurrence of charges related to U.K. commissions redress (included in Other) and higher financing margin, offset partially by higher credit loss.

All Other Segment

The All Other segment third quarter 2026 EBT of $11 million was $5 million lower than third quarter 2025, explained primarily by lower volume and mix. The All Other segment first nine months of 2026 EBT of $42 million was $6 million higher than first nine months of 2025, explained primarily by lower credit loss, other income, exchange, and lower operating expenses, offset partially by lower volume and mix.

Unallocated Other

Unallocated Other was a $141 million gain in third quarter 2026, $122 million higher than third quarter 2025. Unallocated Other first nine months of 2026 EBT of $281 million was $153 million higher than first nine months of 2025. Both are explained primarily by an increase in positive derivative market valuation adjustments in 2026 compared to prior year.

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

The following table shows our retail financing and operating lease share of new Ford and Lincoln vehicle sales, wholesale financing share of new Ford and Lincoln vehicles acquired by dealers (in percent), and contract placement volume for new and used vehicles (in thousands) in several key markets:

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Share of Ford and Lincoln Sales (a)
United States	46%	38%	39%	37%
Canada	76	75	75	76
United Kingdom	24	24	27	24
Germany	45	48	42	47
China	28	30	20	29

Wholesale Share
United States	70%	72%	70%	72%
United Kingdom	100	100	100	100
Germany	87	83	90	84
China	66	72	63	71

Contract Placement Volume - New and Used (000)
United States	207	171	529	490
Canada	49	49	131	130
United Kingdom	16	13	50	40
Germany	21	19	55	57
China	13	7	29	24
__________
(a)United States and Canada exclude fleet sales, other markets include fleet.

United States contract placement volumes in the third quarter of 2026 were lower compared to a year ago, primarily reflecting lower Ford Credit share. Canada contract placement volumes in the third quarter of 2026 were flat compared to a year ago. United Kingdom contract placement volumes in the third quarter of 2026 were lower than a year ago, reflecting lower Ford deliveries. Germany contract placement volumes in the third quarter of 2026 were lower than a year ago, reflecting lower Ford deliveries, offset partially by higher Ford Credit share. China contract placement volumes in the third quarter of 2026 were lower than a year ago, reflecting lower Ford deliveries, offset partially by higher Ford Credit share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	September 30, 2025	December 31, 2025	September 30, 2026
Net Receivables
United States and Canada Segment
Consumer financing	$67.0	$68.4	$66.7
Non-Consumer financing	28.0	26.1	28.1
Net investment in operating leases	24.4	25.8	27.2
Total United States and Canada Segment	$119.4	$120.3	$122.0

Europe Segment
Consumer financing	$13.8	$13.9	$13.4
Non-Consumer financing	8.3	7.8	6.9
Net investment in operating leases	0.6	0.7	0.8
Total Europe Segment	$22.7	$22.4	$21.1

All Other Segment
Consumer financing	$2.3	$2.2	$1.9
Non-Consumer financing	1.3	1.4	1.1
Net investment in operating leases	—	—	—
Total Other Segment	$3.6	$3.6	$3.0

Total net receivables	$145.7	$146.3	$146.1

At September 30, 2025, December 31, 2025, and September 30, 2026, total net receivables includes consumer receivables before allowance for credit losses of $46.2 billion, $43.8 billion, and $44.9 billion, respectively, and non‑consumer receivables before allowance for credit losses of $22.8 billion, $20.3 billion, and $20.3 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2025, December 31, 2025, and September 30, 2026, total net receivables includes net investment in operating leases of $12.5 billion, $13.6 billion, and $13.5 billion, respectively, that have been included in securitization transactions but continue to be reported in our consolidated financial statements. The receivables and net investment in operating leases are available only for payment of the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions; they are not available to pay the other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt issued by, and other obligations of, the securitization entities that are parties to those securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 2025 Form 10-K Report and Note 6 of our Notes to the Financial Statements herein.

Total net receivables at September 30, 2026 were $0.4 billion higher compared with September 30, 2025, explained primarily by a larger operating lease portfolio, offset partially by lower non‑consumer financing, exchange, and lower consumer financing. Total net receivables at September 30, 2026 were $0.2 billion lower compared with December 31, 2025, explained primarily by lower consumer financing and exchange, offset partially by a larger operating lease portfolio and higher non-consumer financing.

Our operating lease portfolio was 19% of total net receivables at September 30, 2026. Leasing is an important product, and our leasing strategy balances sales, share, residuals, and long-term profitability. Operating leases in the United States and Canada represent 97% of our total operating lease portfolio.

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

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Origination Metrics
Retail & lease average placement FICO	756	747	751	747
Retail & lease higher risk portfolio mix (%)	3%	3%	3%	3%
Retail greater than or equal to 84 months placement mix (%)	15%	25%	14%	20%
Retail average placement term (months)	64	66	65	66

Our third quarter 2026 average placement FICO score remained strong. We support customers across the credit spectrum. Our higher risk business, as classified at contract inception, represents 3% of our portfolio and has been stable for over 15 years.

Compared to a year ago, retail financing contracts of 84 months and longer increased by 10 percentage points and the retail average placement term increased from 64 months to 66 months, consistent with Ford’s marketing programs. We remain focused on managing the trade cycle, building customer relationships and loyalty, while offering financing products and terms customers want. Our origination and risk management processes deliver robust portfolio performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
United States Retail Financing Credit Losses

The following table shows the primary drivers of credit losses in the United States retail financing business, which comprised 69% of our worldwide consumer finance receivables at September 30, 2026.

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Credit Loss Drivers
Over-60-Day delinquencies (excl. bankruptcies) (%)	0.18%	0.21%	0.18%	0.20%
Repossessions (000)	6	6	18	19
Repossession ratio (%)	1.32%	1.38%	1.22%	1.35%
Loss severity (000) (a)	$17.3	$18.2	$17.1	$17.6
Net charge-offs ($M)	$95	$98	$264	$283
LTR ratio (%) (b)	0.62%	0.67%	0.58%	0.64%
__________
(a)The expected difference between the amount a customer owes when the finance contract is charged off and the amount received, net of expenses, from selling the repossessed vehicle.
(b)See Definitions and Information Regarding Causal Factors section for calculation.

Our third quarter 2026 repossession ratio increased from a year ago by 6 basis points. Loss severity increased from a year ago, reflecting an increase in average amount financed and vehicle mix. Our third quarter 2026 LTR ratio of 0.67% increased from a year ago, primarily reflecting higher severities. This increase in LTR ratio is aligned with our expectations and is reflected in our credit loss reserves.

Worldwide Credit Losses

The following table shows key metrics related to worldwide credit losses:

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Net charge-offs ($M)	$128	$144	$370	$408
LTR ratio (%) (a)	0.41%	0.47%	0.40%	0.45%
Credit loss reserve ($M)	$897	$984
Reserve as percent of EOP Receivables (%) (a)	0.71%	0.80%
__________
(a)See Definitions and Information Regarding Causal Factors section for calculation.

Our worldwide credit loss metrics remain strong. Net charge-offs and the worldwide LTR ratio in the third quarter of 2026 increased from a year ago.

Our credit loss reserve is based on such factors as historical loss performance, portfolio quality, receivables level, and forward-looking macroeconomic scenarios. Our credit loss reserve reflects lifetime expected losses as of the balance sheet date and is adjusted accordingly based on our assessment of the portfolio and economic trends and conditions. Our credit loss reserve at September 30, 2026 is higher than a year ago, primarily due to expected losses on our Europe segment’s consumer product portfolio reflecting deteriorating market conditions. See Note 4 of our Notes to the Financial Statements for more information.

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

United States Ford and Lincoln Operating Leases

The following table shows our share of Ford and Lincoln retail financing and operating lease sales, placement volume, and residual performance metrics for our United States operating lease portfolio, which represents 74% of our total net investment in operating leases at September 30, 2026.

	Third Quarter		First Nine Months
	2025	2026	2025	2026
Lease Share of Retail Sales (%)
Ford Credit	18%	12%	14%	14%
Industry (a)	23%	22%	23%	23%

Placement Volume (000)
24-Month	5	7	18	13
36-Month	53	33	116	103
39-Month / other	16	7	37	41
Total	74	47	171	157

Residual Performance
Return rates (%)	45%	48%	44%	45%
Return volume (000)	19	24	52	63
Off-lease auction values (b)	$31,895	$30,945	$31,885	$31,600
__________
(a)Source: J.D. Power PIN.
(b)United States portfolio off-lease quarterly auction values at Q3 2026 mix and YTD amounts at YTD 2026 mix.

Our United States operating lease share of retail sales in the third quarter of 2026 was lower compared with a year ago and remains below the industry, reflecting Ford marketing programs and the Ford sales mix. Our third quarter 2026 total lease placement volumes were lower compared to a year ago, reflecting lower Ford Credit lease share and lower Ford deliveries.

Lease return rates increased from prior year, reflecting lower auction values. Auction values decreased 3% year over year, reflecting an increase in industrywide used vehicle supply.

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

There have been no rating actions taken by these NRSROs since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

We remain well capitalized with a strong balance sheet and funding diversified across platforms and markets, and ended the third quarter of 2026 with $28.3 billion of liquidity, up $3.7 billion from year-end. We continue to have robust access to capital markets, completing $27 billion of public term issuances through October 27, 2026.

Key elements of our funding strategy include:

•Maintain strong liquidity and funding diversity
•Prudently access public markets
•Leverage funding from retail deposits in Europe
•Flexibility to increase asset-backed securities mix as needed; preserving assets and committed capacity
•Target financial statement leverage of 9:1 to 10:1
•Maintain self-liquidating balance sheet

Our liquidity profile continues to be diverse, robust, and focused on maintaining liquidity levels that meet our business and funding requirements. We regularly stress test our balance sheet and liquidity to ensure that we continue to meet our financial obligations through economic cycles.

The following table shows funding for our net receivables (in billions):

Funding Structure	September 30, 2025	December 31, 2025	September 30, 2026
Term unsecured debt	$64.8	$63.4	$64.9
Term asset-backed securities	56.7	59.5	57.7
Retail deposits / Ford Interest Advantage	18.7	18.5	16.8
Other	(0.4)	(0.6)	0.5
Equity	14.7	14.8	14.5
Cash	(8.8)	(9.3)	(8.3)
Total Net Receivables	$145.7	$146.3	$146.1

Securitized Funding as a percent of Total Debt	40.4%	42.0%	41.4%

Net receivables of $146.1 billion at September 30, 2026 were funded primarily with term unsecured debt and term asset‑backed securities. Securitized funding as a percent of total debt was 41.4% as of September 30, 2026.

Public Term Funding Plan

The following table shows our issuances for full year 2024 and 2025, planned issuances for full year 2026, and our global public term funding issuances through October 27, 2026, excluding short-term funding programs (in billions):

	2024 Actual	2025 Actual	2026 Forecast	Through October 27
Unsecured	$17	$13	$ 13 - 15	$13
Securitizations	16	13	14 - 16	14
Total public	$33	$26	$ 27 - 31	$27

For 2026, we now project full year public term funding in the range of $27 billion to $31 billion.

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

The following table shows our liquidity sources and utilization (in billions):

	September 30, 2025	December 31, 2025	September 30, 2026
Liquidity Sources
Cash	$8.8	$9.3	$8.3
Committed asset-backed facilities	43.3	43.6	43.8
Other unsecured credit facilities	1.6	1.5	1.3
Total liquidity sources	$53.7	$54.4	$53.4

Utilization of Liquidity
Securitization and restricted cash	$(3.0)	$(3.0)	$(2.9)
Committed asset-backed facilities	(22.4)	(26.4)	(21.6)
Other unsecured credit facilities	(0.5)	(0.6)	(0.9)
Total utilization of liquidity	$(25.9)	$(30.0)	$(25.4)

Available liquidity	$27.8	$24.4	$28.0
Other adjustments	0.3	0.2	0.3
Net liquidity available for use	$28.1	$24.6	$28.3

Our net liquidity available for use will fluctuate quarterly based on factors including near-term debt maturities, receivable growth and decline, and timing of funding transactions. At September 30, 2026, our net liquidity available for use was $28.3 billion, $3.7 billion higher than year-end 2025, reflecting strong access to public funding markets and lower utilization of committed asset-backed facilities. At September 30, 2026, our liquidity sources totaled $53.4 billion, down $1.0 billion from year-end 2025, primarily explained by lower cash.

Cash.  At September 30, 2026, our cash totaled $8.3 billion, compared with $9.3 billion at year-end 2025.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are held primarily in highly liquid investments, which provide liquidity for our anticipated and unanticipated cash needs and give us flexibility in the use of our other funding programs. Our cash primarily includes United States Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions, investment-grade commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. governmental agencies, supranational institutions, non-U.S. central banks, and money market funds that carry the highest possible ratings.

The average maturity of these investments ranges from overnight to six months, and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash includes restricted cash and amounts to be used only to support our securitization transactions of $3.0 billion and $2.9 billion at December 31, 2025 and September 30, 2026, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Capacity. At September 30, 2026, our committed capacity totaled $45.1 billion, unchanged from December 31, 2025. Our committed capacity is primarily comprised of commitments from banks and bank‑sponsored asset‑backed commercial paper conduits and committed unsecured credit facilities with financial institutions.

Committed Asset-Backed Facilities. We and our subsidiaries have entered into agreements with a number of banks and bank-sponsored asset-backed commercial paper conduits. Such counterparties are contractually committed, at our option, to purchase from us eligible retail financing receivables or to purchase or make advances under asset-backed securities backed by retail financing or wholesale finance receivables or operating leases for proceeds of up to $43.8 billion ($27.1 billion of retail financing, $11.3 billion of operating leases, and $5.4 billion of wholesale financing) at September 30, 2026. In the United States, we are able to obtain funding within two days of our unutilized capacity in some of our committed asset-backed facilities. These committed facilities have varying maturity dates, with $10.8 billion having maturities within the next twelve months and the remaining balance having maturities through second quarter 2033. We plan capacity renewals to protect our global funding needs and to optimize capacity utilization.

Our ability to obtain funding under these facilities is subject to having a sufficient amount of eligible assets as well as our ability to obtain interest rate hedging arrangements for certain facilities. At September 30, 2026, $21.6 billion of these commitments were in use and we had $0.2 billion of asset-backed capacity that was in excess of eligible receivables. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

As of September 30, 2026, FCE had liquidity of £429 million (equivalent to $569 million) in the form of eligible collateral available for use in the monetary policy programs of the Bank of England. In addition, Ford Bank GmbH (“Ford Bank”) had liquidity of €286 million (equivalent to $325 million) in the form of eligible collateral available for use in the monetary policy programs of the European Central Bank.

Unsecured Credit Facilities. At September 30, 2026, we and our subsidiaries had $1.3 billion of contractually committed unsecured credit facilities with financial institutions, including the FCE syndicated credit facility (the “FCE Credit Agreement”) and Ford Bank’s syndicated credit facility (the “Ford Bank Credit Agreement”). At September 30, 2026, $0.4 billion was available for use.

At September 30, 2026, £0.9 million (equivalent to $1.2 million) was available for use under FCE’s £585 million (equivalent to $777 million) Credit Agreement and €180 million (equivalent to $204 million) was available for use under Ford Bank’s €210 million (equivalent to $238 million) Credit Agreement. Both the FCE Credit Agreement and Ford Bank Credit Agreement mature in 2029.

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

The following table shows the calculation of our financial statement leverage (in billions):

	September 30, 2025	December 31, 2025	September 30, 2026
Leverage Calculation
Debt	$140.2	$141.4	$139.4
Equity	$14.7	$14.8	$14.5
Financial statement leverage (to 1)	9.5	9.6	9.6

We plan our financial statement leverage by considering market conditions and the risk characteristics of our business. At September 30, 2026, our financial statement leverage was 9.6:1. We target financial statement leverage in the range of 9:1 to 10:1.

During the third quarter and first nine months of 2026, we paid $750 million and $2,625 million, respectively, in cash distributions to our parent.

Outlook

We now expect full year 2026 EBT of about $2.8 billion.

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

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. Maturing assets and liabilities are also instantaneously reinvested, capturing 100% of any hypothetical change in interest rates. The differences in pre-tax cash flow between these scenarios and the base case over a 12 month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2026, all else constant, such a decrease in interest rates would decrease our pre-tax cash flow by $49 million over the next 12 months, compared with a decrease of $38 million at December 31, 2025. In reality, new assets and liabilities may not immediately capture changes in interest rates, and interest rate changes are rarely instantaneous, parallel, or move exactly the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Cathy O’Callaghan, our President and Chief Executive Officer (“CEO”), and Eliane S. Okamura, our Chief Financial Officer (“CFO”), Treasurer and Executive Vice President, Strategy, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2026, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information.

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Eliane S. Okamura
Eliane S. Okamura
Chief Financial Officer, Treasurer, and
Executive Vice President, Strategy

Date:	October 28, 2026